Form 10QSB
period 1994-09-30
CAPITAL PROPERTIES INC /RI/
filed 1994-11-15
CIK 202947

     CAPITAL PROPERTIES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
     (Unaudited)                                       Three Months Ended        Nine Months Ended
                                                          September 30             September 30
                                                         1994       1993         1994         1993
     Income:
       Rentals (Note 5)............................   $ 375,000   $352,000    $1,135,000   $1,011,000
       Garage and surface parking revenues.........      97,000     96,000       319,000      295,000
       Interest:
        Providence and Worcester Railroad Company..     209,000    220,000       634,000      697,000
        Other......................................       3,000      4,000        11,000        7,000
                                                        684,000    672,000     2,099,000    2,010,000
     Expenses:
       Expenses applicable to:
        Rental income..............................     167,000    139,000       456,000      403,000
        Garage and surface parking.................     157,000    150,000       474,000      451,000
       General and administrative..................     269,000    269,000       814,000      781,000
       Interest....................................      51,000     52,000       148,000      176,000
                                                        644,000    610,000     1,892,000    1,811,000
     Income before income taxes and cumulative
       effect of change in accounting principle....      40,000     62,000       207,000      199,000

     Income tax expense (benefit) .................      (5,000)   (17,000)       83,000       52,000

     Income before cumulative effect
       of change in accounting principle...........      45,000     79,000       124,000      147,000

     Cumulative effect of change in
       accounting principle (Note 3)...............                                           866,000

     Net income (loss).............................   $  45,000   $ 79,000    $  124,000   $ (719,000)

     Earnings (loss) per common share (Note 9):
       Income (loss) before cumulative effect
        of change in accounting principle..........     $ .05       $ .08       $ .12        $ .15
       Cumulative effect of change in accounting
        principle..................................                   .08                     (.86)
       Net income (loss) per common share..........     $ .05       $ .08       $ .12        $(.71)

     Dividends per common share....................     $ -0-       $ -0-       $ .10        $ .10

     See notes to consolidated financial statements.

     CAPITAL PROPERTIES, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
     (Unaudited)

                                                     1994          1993
     Cash flows from operating activities:
       Net income (loss)....................      $ 124,000     $(719,000)
       Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
         Cumulative effect of change in
          accounting principle..............                      866,000
         Depreciation ......................        286,000       285,000
         Deferred income taxes .............        (93,000)     (128,000)
         Other, principally net changes in
          other receivables, accounts
          payable and accrued expenses......        (65,000)       16,000
       Net cash provided by operating
        activities..........................        252,000       320,000


     Cash flows from investing activities:
       Dividends............................       (100,000)     (101,000)
       Purchase of properties and
        equipment...........................        (22,000)      (97,000)
       Proceeds from collection of
        notes receivable....................        383,000       859,000
       Repurchase and retirement of
        common stock........................                      (76,000)
       Net cash provided by investing
        activities..........................        261,000       585,000


     Cash flows from financing activities,
       payment of notes payable, bank.......       (543,000)     (696,000)


     Increase (decrease) in cash and
       cash equivalents.....................        (30,000)      209,000
     Cash and cash equivalents, beginning...        813,000       663,000
     Cash and cash equivalents, ending......      $ 783,000     $ 872,000


     Supplemental disclosure, cash paid for:

       Interest.............................      $ 144,000     $ 174,000

       Income taxes.........................      $ 234,000     $ 184,000


     See notes to consolidated financial statements.

       CAPITAL PROPERTIES, INC. AND SUBSIDIARY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited)


   1. In the opinion of management, the accompanying interim consoli-dated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1994 and the results of operations for the three and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993.


   2. Results for interim periods may not be necessarily indicative of the results to be expected for the year.


   3.  Properties and equipment:

               Properties and equipment on
                lease or held for lease:
                Land and land improvements.......   $ 6,128,000
                Buildings and structures.........       389,000
                Equipment, petroleum storage
                 tanks...........................     4,163,000
                                                     10,680,000
               Other:
                Land and land improvements.......       192,000
                Buildings, principally parking
                 garage..........................     2,536,000
                Equipment........................       131,000
                                                      2,859,000
                                                     13,539,000
               Less accumulated depreciation:
                Properties and equipment on
                 lease or held for lease.........     3,127,000
                Other............................       525,000
                                                      3,652,000
                                                    $ 9,887,000


   4.  Other receivables:

               Rentals, principally tenant
                property tax reimbursement......    $   110,000
               Interest:
                 Providence and Worcester
                  Railroad Company..............         69,000
                 Other..........................          2,000
                                                    $   181,000

       CAPITAL PROPERTIES, INC. AND SUBSIDIARY

       (UNAUDITED)


   5.  Description of leasing arrangements:

       At September 30, 1994, the Company has entered into land leases for four separate land parcels with remaining terms of up to 100 years, three of which leases have commenced. The Company also leases petroleum storage facilities and various parcels of land (leased principally for outdoor advertising and surface parking) for remaining terms of up to 20 years.

       For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the initial 20 to 102 year terms of the leases) amounted to $7,572,000 at September 30, 1994. Management had been able to conclude that the excess of straight-line over contractual rentals ($158,000 through September 30, 1994) is realizable when payable over the terms of the leases.


   6.  Notes payable, bank:

       In 1990, the Company refinanced a note due of $2,500,000 by making a principal payment of $50,000 and by issuing a new note in the amount of $2,450,000 with interest at 1% over prime payable in monthly installments of principal and interest of $23,000 due July 1993. This note was then extended to December 1994, at which time a final payment of $2,054,000 is due. The note is secured by the Company's parking garage which collateralized the original note. The balance at September 30, 1994 is $2,084,000.

       In connection with the purchase of a parcel of land in 1990, the Company increased the principal amount of a note previously given to the bank from $800,000 to $1,425,000, with interest at 1% over prime payable monthly until October 1990, and thereafter with monthly payments of principal in the amount of $8,000 plus inter-est. The note was further extended to December 1994. During 1993 the Company made prepayments on its note to the bank totalling $650,000 and in 1994 prepaid the remaining balance.


   7.  Income taxes:

       Effective January 1, 1993, the Company adopted Financial Account-ing Standards Board Statement No. 109 (FAS 109) which changed the Company's method of accounting for income taxes from the deferred method (Accounting Principles Board Opinion No. 11) to an asset and liability method. The cumulative effect of this change is reported as a charge to income of $866,000 or $.86 per common share for the nine months ended September 30, 1993.

       CAPITAL PROPERTIES, INC. AND SUBSIDIARY

       (UNAUDITED)


   7.  Income taxes (continued):

       Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities at September 30, 1994 were as follows:


              Gross deferred tax liabilities:
                Property having a financial
                 statement basis in excess of
                 its tax basis...................   $1,614,000
                Excess of straight line over
                 contractual rental income.......       63,000
                                                     1,677,000
              Gross deferred tax assets,
               principally professional fees.....     (112,000)
                                                    $1,565,000

   8.  Commitment:

       Under an agreement with the State of Rhode Island entered into in 1990, the Company will owe the State $158,000 upon the earlier to occur of (a) 30 days after the completion of a building on one of the Company's parcels, or (b) 60 days after completion by the State of a construction contract for certain public improvements affecting the aforementioned parcel. The Company anticipates that such payment will not be due until the first quarter of 1995 at the earliest and will be reimbursable by the developer of such parcel. Accordingly, the Company has not provided for such obligation on the accompanying consolidated financial statements. The agreement is secured by a mortgage on one of the Company's parcels. The agreement further provides that, should the amount not be paid when it is due, interest will accrue from the due date at the rate of prime plus 1%.

   9.  Earnings (loss) per common share:

       The earnings per common share for the three and nine months ended September 30, 1994 was calculated by dividing the net income by the number of shares outstanding (1,000,000 shares). The earnings per common share for the three and nine months ended September 30, 1993 was calculated by dividing the net income by the weighted average of shares outstanding (1,000,000 and 1,005,278 shares, respectively).

         CAPITAL PROPERTIES, INC. AND SUBSIDIARY


 Item 2. Management's Discussion and Analysis or Plan of Operation

         Financial condition:

              A significant portion  of  the  Company's  land consists of approximately 20.5 acres, including 1.9  acres of air rights, in downtown Providence, Rhode  Island,  held  for  development.  In connection with the  development  of  the Company's parcels, the construction of a hotel on  one  of  the parcels continues to be delayed by the ongoing economic  conditions  in New England.  At this time,  management  is  unable  to  predict  when  leases on additional parcels  will  commence;  however,  the  Company will continue to use these parcels for surface parking.

              In 1990, the Company refinanced a note due of $2,500,000 by making a principal payment of $50,000  and by issuing a new note in the amount  of  $2,450,000  with  interest  at  1% over prime

         (which prime rate  has  increased  1.25%  since January 1, 1994)

         payable in  monthy  installments  of  principal  and interest of

         $23,000 until July 1993.  The note was then extended to December

         1994, at which time a final  payment  of $2,054,000 is due.  The

         note  is  secured   by   the   Company's  parking  garage  which

         collateralized the original note.    The Company does not expect

         to have sufficient available cash  to  make the final payment of

         $2,054,000 when  due  in  December  1994.    However, management

         believes  that,  in  accordance   with  past  practice,  it  can

         negotiate the extension of the repayment of this note.

              In connection with  the  purchase  of  a  parcel of land in

         1990, the  Company  increased  the  principal  amount  of a note previously given to the bank from $800,000 to $1,425,000, with interest at 1% over prime payable monthly until October 1990,

         and thereafter with monthly payments  of principal in the amount

         of $8,000 plus  interest.    The  note  was  further extended to

         December 1994.  During 1993  the Company made prepayments on its note to the  bank  totalling  $650,000  and  in 1994 prepaid the remaining balance.

              Effective January 1,  1993,  the  Company adopted Financial

         Accounting Standards Board  Statement  No.  109  (FAS 109) which changed the Company's method of accounting for income taxes from the deferred method (Accounting Principles Board Opinion No. 11)

         to the asset and  liability  method.    The cumulative effect of

         this change is reported  as  a  charge  to income of $866,000 or

         $.86 per common share  for  the  nine months ended September 30,

         1993.


         Results of operations:

              For the three  and  nine  months  ended September 30, 1994,

         total income increased  approximately  2%  and 4%, respectively,

         over the 1993 level  due  principally  to  an increase in rental income resulting  from  scheduled  increases  in  long-term land leases offset in part by  a  decrease  in interest income on the note receivable from  Providence  and Worcester Railroad Company resulting from voluntary prepayments.

              For the three  and  nine  months  ended September 30, 1994,

         total expenses increased approximately  6% and 4%, respectively,

         over the 1993 level.

              For the three and nine  months  ended September 30, 1994 as compared with the same period in 1993, the decrease in interest expense results from the prepayments made by the Company on the notes payable as discussed above, offset in part by increases in the prime rate.

              Future  cash  outlays  for  income  taxes  may  be  a  more significant portion of  total  tax  expense  and  may exceed tax

         expense  for  financial   reporting   purposes.    This  results

         principally  from  the  recognition   of   rental  income  on  a

         contractual basis for tax  reporting  purposes and to additional depreciation claimed for financial reporting purposes.

                                    PART II


          Item 6.  Exhibits and Reports on Form 8-K

                   No reports on 8-K were filed during the quarter ended September 30, 1994.



                                SIGNATURES



              In  accordance  with  the requirements of the Exchange

        Act, the issuer  caused  this  report  to  be  signed on its behalf by the undersigned, thereunto duly authorized.



                                     CAPITAL PROPERTIES, INC.



                                     By Joseph R. DiStefano
                                     Joseph R. DiStefano, President



                                     By Barbara J. Dreyer
                                     Barbara J. Dreyer, Treasurer
                                     and Principal Financial Officer





        DATED:  October 24, 1994