Form 10QSB/A
period 1994-09-30
CAPITAL PROPERTIES INC /RI/
filed 1995-01-04
CIK 202947

U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                          AMENDED FORM 10-QSB


        X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1994

            TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
            EXCHANGE ACT
            For the transition period from              to

       Commission File Number     0-3960



                          CAPITAL PROPERTIES, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

             Rhode Island                           05-0386287
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)


        One Hospital Trust Plaza, Suite 920, Providence, RI      02903
       (Address of principal executive offices)


       Issuer's telephone number    40l-33l-0100



       (Former name, former address and former fiscal year, if changed since last report.)


       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
       filing requirements for the past 90 days.  YES  X     NO


       State the number of shares outstanding of each of the issuer's classes of common equity, as of the lastest practicable date:


            As of October 24, 1994, the registrant had 1,000,000 shares of common stock outstanding.

                   INDEX OF EXHIBITS

ITEM 27.  FINANCIAL DATA SCHEDULE