Form 10KSB
CAPITAL PROPERTIES INC /RI/
filed 1995-03-30
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB

        X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1994
                                      OR
            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to

       Commission File Number  0-9380

                              CAPITAL PROPERTIES, INC.
                (Name of small business issuer in its charter)

              Rhode Island                          05-0386287
       (State or other jurisdiction of   IRS Employer Identification No.
       incorporation or organization)

       One Hospital Trust Plaza, Ste. 920, Providence, Rhode Island 02903
       (Address of principal executive offices)                (Zip Code)

       Issuer's telephone number               (401) 331-0100

       Securities registered under Section 12(b) of the Exchange Act:
                                                 Name of each exchange
              Title of each class                 on which registered
          Common Stock-$1.00 par value           Boston Stock Exchange

       Securities registered under Section 12(g) of the Exchange Act:
                                      None
                                 (Title of Class)

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for
       the past 90 days.  Yes   X       No

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 10-KSB. [X]

       For the year ended December 31, 1994, the issuer's revenues totalled $2,832,000.

       As of March 1, 1995, the aggregate market value of the voting stock held by non-affiliates of the issuer was $3,083,000. (For
       this  purpose,  all  directors   of   the  issuer  are  considered
       affiliates.)



       As of March 1, 1995, the issuer had 1,000,000 shares of Common Stock outstanding.

       Documents Incorporated by Reference - Portions of the proxy statement for the 1995 annual meeting of shareholders are incorporated by reference into Part III. Portions of the annual report to shareholders of Capital Properties, Inc. for the year ended December 31, 1994 are incorporated by reference into Parts I, II, and IV.

       Exhibit Index - Page IV-1.

       Transitional Small Business Disclosure Format.  Yes      No  X






                                    PART I


       Item 1. - Description of the Business

       Business Development

           The Issuer was organized  as  a business corporation under the laws of Rhode Island in  1983 as Providence and Worcester Company,

       and is the successor by merger in 1983 to a corporation also named

       Providence and Worcester  Company  which  was  organized under the laws of Delaware in 1979.  The Issuer's corporate name was changed to Capital Properties, Inc. in 1984.

       Business of Issuer

           The  Issuer  conducts   petroleum   terminal  operations  (see

       "Petroleum Terminal  Property"  in  Item  2  below), holds certain properties in downtown Providence,  Rhode  Island (see "Land Under

       Long-Term  Leases,"  "Land  Under  Short-Term  Leases,"  and "Land

       Available for Leasing"  in  Item  2  below)  and operates a public parking garage and other  downtown Providence properties as public parking facilities (see "Parking Garage" in Item 2 below).

           The Issuer owns all of  the  outstanding capital stock of Tri-

       State Displays, Inc., through which the Issuer conducts a business which consists of the leasing  of land and boards along interstate and primary highways for outdoor advertising purposes.

           References hereinafter to the "Issuer" are, unless the context indicates otherwise, collectively  to  the  Issuer and its wholly-

       owned subsidiary and its predecessors.

       Miscellaneous

           For information relating to the  Issuer's dependence on one or a few major customers, see Note 5 of Notes to Consolidated Finan-



                                      I-l





       cial Statements in the Issuer's 1994 Annual Report to shareholders attached hereto as Exhibit  13  (hereinafter referred as the "1994

       Annual Report"), which note is incorporated herein by reference.

           During the last  two  years,  no  monies  were expended by the

       Issuer and its subsidiaries  on  material research and development activities.

           Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise  relating  to  the protection of the environment, has  not  had  a  material  effect  upon  the capital expenditures, earnings or competitive position of the Issuer.

           On December  31,  1994,  the  Issuer  employed  a  total  of 5 persons.


       Item 2. - Description of Property

       Principal Facilities

           The Issuer's principal  executive  offices occupy 2,300 square feet in premises  located  in  Providence,  Rhode  Island and held under a three-year lease, expiring in March 1998.

       Investment Policies

           The Issuer  has  no  established  policy  for  the purchase of

       additional developed  or  undeveloped  property.   However, should

       suitable parcels  become  available  in  the  general  area of the

       Issuer's current land holdings, the  Issuer would consider such an acquisition depending on current  levels  of  cash and the availa-

       bility of financing.  Any properties acquired would most likely be leased primarily to developers or tenants under long-term leases.

       Description of Real Estate and Operating Data

           All of the  properties  described  below (except the petroleum terminal property) are shown on  a  map  on page 6 of the Issuer's

       1994 Annual Report, which map is incorporated herein by reference.

           All the properties described  below  are  owned  in fee by the

       Issuer.  There are  no  mortgages,  liens or other encumbrances on such properties  except  for  the  Parking  Garage  (including the

       underlying land) and Parcel 22.   For a description of the current

       principal  amount,  interest  rate   and   maturity  date  of  the

       obligation  secured  thereby,  see   Note   6   of  the  Notes  to

       Consolidated Financial  Statements  in  the  Issuer's  1994 Annual

       Report, which note is incorporated herein by reference.

           In the opinion of management,  all of the properties described

       below are adequately  covered  by  insurance.    Insurance is also

       required of  all  tenants,  with  the  Issuer  being  named  as an additional insured.

           Petroleum  Terminal  Property  -  The  Issuer  holds  title to approximately 8 acres of  land  fronting  on  the Seekonk River in

       East Providence, Rhode Island.   The property is used and operated

       primarily as a petroleum  terminal with aggregate storage capacity

       of 342,000 barrels.    Although  the  Issuer  has  no present plan

       therefor, the property can be further developed to contain several more storage tanks.

           The Issuer also has the perpetual right to use the Wilkesbarre

       Pier in  the  Port  of  Providence  and  its  deep-water berth for receiving petroleum products by tanker, and the additional perpet-

       ual right to transport such products from the Pier to its terminal property through pipelines owned by a third party. The Issuer also has the right to use a  barge dock in the Seekonk River owned by a third party for the off-loading of petroleum products.

           This  is  the  only  independent  petroleum  storage  terminal facility with deep-water access in the market area.

           The terminal property is  leased  to  a  single tenant under a lease which expires in 1996 unless the tenant exercises its option to renew the lease for an additional five-year period.  The annual

       rental is $183,000 ($.53 per  square  foot).   Tenant also has the

       option to purchase the  terminal  property  at any time during the first five-year period.  The  purchase price during the first year of the lease  was  $4,500,000  and  is  increased  by an inflation factor in each of the remaining four years ($4,961,000 at December

       31, 1994). All of  the  petroleum  storage tanks and buildings are owned by the Issuer.

           The following schedule sets  forth  certain information on the federal tax  basis  of  that  portion  of  the  petroleum terminal property which is depreciated:

                                        Buildings       Tanks
           Federal Tax Basis (cost)..   $191,021     $2,246,787
           Rate .....................   2.5% to 5%   3.33% to 20%
           Method....................     S/L            S/L
           Life (Years)..............   20 to 40        5 to 33

           The 1994 real estate taxes, which  are paid by the tenant, are

       $88,137 using a $35.36 tax rate.

           Parking Garage -  The  Issuer  owns  a  360-car parking garage adjacent to a rail passenger station in downtown Providence, Rhode

       Island, together with the underlying land (the Parking Garage).

       The Parking Garage is  operated  by  the Issuer under a management agreement with a  firm  experienced  in  parking operations, which

       agreement is cancellable by either  party  on  short notice.   The

       Issuer has no  present  plan  for  the  future improvement of this property.

           The Parking  Garage  is  surrounded  by  parcels  owned by the

       Issuer on which there is surface parking.  (See "Land Under Short-

       Term  Leases"  below  for  a  discussion  of  future development.)

       Several of these parcels are  leased  to the firm mentioned above.

       Also, there  is  a  parking  garage  under  an  apartment building adjacent to the Parking Garage  which,  at this time, is available

       for public parking.    However,  since  the  apartment building is

       fully occupied, its garage is  not  a competitive factor. A 1,680-

       car parking garage, constructed  in connection with the Convention

       Center Project in downtown Providence, opened in 1992, but has not affected  the  operations  of  the  Issuer's  Parking  Garage  and adjacent parking facilities.

           The federal tax basis of  the Parking Garage (exclusive of the underlying land) is $2,500,000, which  is being depreciated on the straight-line method at the rate of 2.5% over a 40-year life.

           The 1994 real estate taxes  are  $87,212 on the Parking Garage and $21,460 on the underlying land using a $28.17 tax rate.

           Land Under Long-Term  Leases  -  The Issuer owns approximately

       20.5 acres of  land  within  the  Capital  Center  Project area of downtown  Providence,  including  1.9  acres  of  air  rights over

       Amtrak's Northeast Corridor railroad tracks which run through
       downtown Providence.    (The  land  underlying  the Parking Garage

       described above is also included in this acreage.)  See the map on

       page  6  of  the  Issuer's   1994  Annual  Report,  which  map  is

       incorporated herein by reference.

           At December 31,  1994,  land  leases  for  three separate land parcels within this area have commenced with remaining terms of up

       to 98 years.    These  leases  have  scheduled rent increases over

       their terms.  For further  information on the development of these parcels by  the  tenants,  reference  is  made  to the President's

       Report at pages 4 and 5  in the Issuer's 1994 Annual Report, which report is incorporated herein by reference.

           The Issuer had a lease on a fourth parcel, which lease had not commenced  due  to  the  inability  of  the  developer  to  secure financing.  The lease  was  terminated  in 1994.  Such termination has no impact on the operation and liquidity of the Issuer.

           Land Under Short-Term Leases -  Parcels  3E,  3W, 4E and 4W in

       the Capital Center  Project  area  and  Parcels  21 and 22 immedi-

       ately adjacent to  this  area  are  leased  to  the same firm that operates the Parking  Garage  described  above for surface parking

       purposes.   However, the  Issuer  continues to seek developers for

       these parcels, and these leases  can be terminated on short notice should suitable development opportunities arise.

           In connection with Parcel 4E,  in 1989 the Issuer entered into a letter of intent with  a  developer who proposes to construct an office building.  However, due  to the current economic conditions in  New  England  and  the  difficulty  in  obtaining  credit  for commercial real estate development,  the developer has delayed the project.

           The Issuer is  the  largest  single  landowner  in the Capital

       Center Project area but is nevertheless subject to some measure of competition from other landowners.

           The State of Rhode Island  had been storing concrete blocks on

       Parcel 9 in the Capital Center Project area in connection with the moving of two rivers in this  area but ceased using the parcel for storage as of December 31,  1994.  The State's final reimbursement to the Issuer for the  property  taxes  on  this parcel will be in

       April 1995.  The  Issuer  is  currently  evaluating the use of the parcel for surface  parking,  and  a  preliminary report indicates

       that it may  be  a  viable  project.    If  the  Issuer can obtain

       appropriate permits for  such  usage,  the  site  may be ready for leasing in the second quarter of 1995.

           Land Available for  Lease  -  Parcel  6  in the Capital Center

       Project area, which is  available  for  lease,  is operated by the

       Issuer for surface  parking  under  the  same management agreement described above in "Parking Garage."



       Item 3.  Legal Proceedings

           Petition for Assessment of Damages  -  For a discussion of the litigation currently  pending  with  the  State  of  Rhode Island,

       reference is made to the  President's  Report  at pages 3 and 4 in the 1994 Annual  Report,  which  report  is incorporated herein by reference.

           Arbitration  Proceedings  -  In   August   1994,  a  leak  was

       discovered  in  a  25,000  barrel  storage  tank  at  the Issuer's petroleum terminal facilities which  are  leased to a third party.

       The leak allowed the escape of a small amount of fuel oil. The tank was emptied, and all required notices were made to the

       appropriate environmental agency.   No soil contamination has been

       detected as a result of  this  leak,  and monitoring wells have to

       date  shown  no  groundwater   contamination.    Accordingly,  the

       Issuer's  engineering   consultants   have   determined   that  no

       additional remediation is necessary at  this  time.  The Issuer is of the opinion  that  the  tenant  of  these  facilities is solely responsible for the  payment  of  all  costs  to  repair the tank,

       including related professional  fees,  and  for remediation of any

       damage caused by such leak.    These costs are presently estimated

       at $66,000.  The tenant does  not agree that it is responsible for

       the  payment  of  such   costs   and  has  instituted  arbitration

       proceedings to resolve the  matter.    By  mutual agreement of the

       parties, the proceedings are  being  held  in abeyance pending the outcome of settlement discussions.



       Item 4.  Submission of Matters to a Vote to Security Holders

           Not applicable.

                                    PART II


       Item 5.  Market for Common Equity and Related Stockholder Matters

                See page 24  of  the  Issuer's  1994 Annual Report, which

       page is incorporated herein by reference.



       Item 6.  Management's Discussion and Analysis

                See pages  7  through  10  of  the  Issuer's  1994 Annual

       Report, which pages are incorporated herein by reference.



       Item 7.  Financial Statements

                The following  consolidated  financial  statements of the

       Issuer and its subsidiary, set forth at pages 12 through 22 of the

       Issuer's 1994 Annual Report, are incorporated herein by reference:

                Consolidated balance sheet - December 31, 1994

                Consolidated statements of  income  (loss)  - years ended

                December 31, 1994 and 1993

                Consolidated statements of  shareholders'  equity - years

                ended December 31, 1994 and 1993

                Consolidated  statements  of  cash  flows  -  years ended

                December 31, 1994 and 1993

                Notes to consolidated financial  statements - years ended

                December 31, 1994 and 1993



       Item 8.  Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure

                Not applicable.






                                     II-1

                                   PART III


       Item 9. Directors, Executive Officers, Promoters and Control Persons of the Issuer.

                For information with respect to the directors and control

       persons of the Issuer,  see  Pages  2,  3    and 4 of the Issuer's

       definitive proxy statement  for  the  1995  annual  meeting of its shareholders, which pages are incorporated herein by reference.

                The following are the executive officers of the Issuer:

                                                        Date of First
               Name          Age  Office Held         Election to Office

       Joseph R. DiStefano   57   President                l983

       Linda Eder            54   Vice President           l986

       Barbara J. Dreyer     56   Secretary-Treasurer      l987


                All officers hold  their  respective  offices until their

       successors are duly elected and qualified.


       Item 10. Executive Compensation.

                See page 3 of the Issuer's definitive proxy statement for

       the 1995 annual meeting of  its shareholders, which page is incor-

       porated herein by reference.


       Item 11. Security Ownership of Certain Beneficial Owners and
                Management

                See pages 3 and 4 of the Issuer's definitive proxy state-

       ment for the 1995 annual  meeting of its shareholders, which pages are incorporated herein by reference.


       Item 12. Certain Relationships and Related Transactions

                See pages  3  and  4  of  the  Issuer's  definitive proxy

       statement for the 1995  annual  meeting of its shareholders, which pages are incorporated herein by reference.



                                     III-1



                                    PART IV


       Item 13. Exhibits And Reports on Form 8-K

                (a)  Index of Exhibits:

                      (3) Articles of Incorporation and By Laws, as amended, (incorporated by reference to Exhibit 3 to the Issuer's annual report on Form 10-K for the year ended December 31, 1988 and
                           Exhibit 3 to the Issuer's annual report on Form 10-KSB for the year ended December 31,
                           1993)

                     (10)  Material contracts:
                           (a) Note from Providence and Worcester Rail-road Company to Issuer dated January 1, 1988 (incorporated by reference to Exhibit 10(a) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1992)

                           (b) Lease between Whiteco Metrocom, Inc. and Issuer dated June 25, 1985 (incorporated by reference to Exhibit 10(b) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1992)

                           (c)  Leases between Metropark, Ltd., and
                           Issuer:

                           (i)  Dated November 10, 1994; see Page IV-2

                           (ii)  Dated November 10, 1994; see Page IV-3

                           (iii)  Dated November 10, 1994; see Page IV-4

                     (13) Annual report to shareholders for the year ended December 31, 1994; see Page IV-5

                     (21)  Subsidiary of the Issuer; see Page IV-6

                     (99) Plan of the Issuer's parcels in downtown Providence (incorporated by reference to Page 6 of the Issuer's annual report to shareholders for the year ended December 31,
                           1994), filed as Exhibit 13 hereto.

                (b) For the quarter ended December 31, 1994, no reports on Form 8-K were filed.








                                     IV-1



                                  SIGNATURES


       In accordance with of Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CAPITAL PROPERTIES, INC.


                                      By s/Joseph R. DiStefano
                                         Joseph R. DiStefano
                                         President

       Dated:  March 24, 1995





       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

       Signature                Title                      Date



       s/Joseph R. DiStefano
       Joseph R. DiStefano      President and Director     March 24, 1995
                                (Principal Executive
                                Officer)


       s/Barbara J. Dreyer
       Barbara J. Dreyer        Secretary-Treasurer        March 24, 1995
                                and Director
                                (Principal Financial
                                Officer and Principal
                                Accounting Officer)


       s/Theodore P. Cohen
       Theodore P. Cohen        Director                   March 27, 1995