Form 10QSB
period 1995-03-31
CAPITAL PROPERTIES INC /RI/
filed 1995-05-08
CIK 202947

U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


        X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1995

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


            As of May 1, 1995, the registrant had 1,000,000 shares of common stock outstanding.

                                  PART I


   Item 1. Financial Statements


           CAPITAL PROPERTIES, INC. AND SUBSIDIARY

           CONSOLIDATED BALANCE SHEET
           MARCH 31, 1995
           (Unaudited)

           ASSETS
           Properties and equipment (net of accumulated
             depreciation)(Notes 3 and 6)................... $ 9,704,000
           Cash and cash equivalents........................     750,000
           Note receivable, Providence and Worcester
             Railroad Company...............................   6,604,000
           Other receivables (Note 4).......................     245,000
           Accrued rental income of $8,098,000 less
             amounts for which realization is not
             assured of $7,913,000 (Note 5).................     185,000
           Prepaid and other................................     133,000
                                                             $17,621,000


           LIABILITIES AND SHAREHOLDERS' EQUITY

           Liabilities:
             Note payable, bank (Note 6).................... $ 1,982,000
             Accounts payable...............................      29,000
             Income tax payable.............................      13,000
             Accrued expenses:
              Property taxes................................     358,000
              Other.........................................     120,000
             Deferred income taxes (Note 7).................   1,513,000
                                                               4,015,000

           Commitment (Note 8)

           Shareholders' equity:
             Common stock, $1 par; authorized, issued
              and outstanding 1,000,000 shares..............   1,000,000
             Capital in excess of par.......................  10,828,000
             Retained earnings..............................   1,778,000
                                                              13,606,000
                                                             $17,621,000





           See notes to consolidated financial statements.

        CAPITAL PROPERTIES, INC. AND SUBSIDIARY

        CONSOLIDATED STATEMENTS OF INCOME
        THREE MONTHS ENDED MARCH 31, 1995 AND 1994
        (Unaudited)

                                                     1995         1994
        Income:
          Rentals (Note 5)......................   $440,000     $376,000
          Garage and surface parking revenues...    127,000      119,000
          Interest:
           Providence and Worcester Railroad
            Company.............................    199,000      214,000
           Other................................      7,000        3,000
                                                    773,000      712,000

        Expenses:
          Expenses applicable to:
           Rental income........................    178,000      142,000
           Garage and surface parking...........    158,000      163,000
          General and administrative............    320,000      289,000
          Interest..............................     50,000       47,000
                                                    706,000      641,000

        Income before income taxes .............     67,000       71,000

        Income taxes............................     28,000       38,000

        Net income .............................   $ 39,000     $ 33,000


        Income per common share ................     $.04         $.03

        Dividends per common share..............     $-0-         $-0-



        See notes to consolidated financial statements.

     CAPITAL PROPERTIES, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED MARCH 31, 1995 AND 1994
     (Unaudited)

                                                     1995          1994
     Cash flows from operating activities:
       Net income...........................      $  39,000     $  33,000
       Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
         Depreciation ......................         93,000        96,000
         Deferred income taxes .............        (22,000)      (30,000)
         Other, principally net changes in
          other receivables, accounts
          payable and accrued expenses......       (100,000)      (42,000)
       Net cash provided by (used in)
        operating activities................        (10,000)       57,000


     Cash flows from investing activities:
       Purchase of properties and
        equipment...........................         (4,000)      (28,000)
       Proceeds from collection of
        notes receivable....................         78,000        75,000
       Net cash provided by investing
        activities..........................         74,000        47,000


     Cash flows from financing activities,
       payment of notes payable, bank.......        (71,000)     (104,000)


     Decrease in cash and cash equivalents..         (7,000)        -0-
     Cash and cash equivalents, beginning...        757,000       813,000
     Cash and cash equivalents, ending......      $ 750,000     $ 813,000


     Supplemental disclosure, cash paid for:

       Interest.............................      $  33,000     $  45,000

       Income taxes.........................      $ 101,000     $ 102,000



     See notes to consolidated financial statements.

         CAPITAL PROPERTIES, INC. AND SUBSIDIARY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited)


     1. In the opinion of management, the accompanying interim consoli-dated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995 and the results of operations for the three months ended March 31, 1995 and 1994, and cash flows for the three months ended March 31, 1995 and 1994.


     2. Results for interim periods may not be necessarily indicative of the results to be expected for the year.


     3.  Properties and equipment:

                 Properties and equipment on
                  lease or held for lease:
                  Land and land improvements.......   $ 6,134,000
                  Buildings and structures.........       389,000
                  Equipment, petroleum storage
                   tanks...........................     4,163,000
                                                       10,686,000
                 Other:
                  Land and land improvements.......       192,000
                  Buildings, principally parking
                   garage..........................     2,536,000
                  Equipment........................        99,000
                                                        2,827,000
                                                       13,513,000
                 Less accumulated depreciation:
                  Properties and equipment on
                   lease or held for lease.........     3,276,000
                  Other............................       533,000
                                                        3,809,000
                                                      $ 9,704,000

     4.  Other receivables:

                 Rentals, principally tenant
                  property tax reimbursement......    $   111,000
                 Interest, Providence and
                  Worcester Railroad Company......         66,000
                 Petroleum terminal tenant........         66,000
                 Other............................          2,000
                                                      $   245,000

         CAPITAL PROPERTIES, INC. AND SUBSIDIARY

         (Unaudited)


     5.  Description of leasing arrangements:

         At March 31, 1995, the Company has entered into land leases for three separate land parcels with remaining terms of up to 98 years. The Company also leases petroleum storage facilities and various parcels of land for surface parking.

         Prior to March 1995, the Company leased various parcels of land for outdoor advertising to two tenants. During March 1995, one tenant acquired the other tenant, and the Company extended the term of its current lease with the remaining tenant to 2023.

         For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the initial 32 to 102 year terms of the leases) amounted to $8,098,000 at March 31, 1995. Commencing in 1992, management has been able to conclude that a portion of the excess of straight-line over contractual rentals ($185,000 through March 31, 1995) is realizable when payable over the terms of the leases.

     6.  Note payable, bank:

         In 1990, the Company refinanced a note due of $2,500,000 by making a principal payment of $50,000 and by issuing a new note in the amount of $2,450,000 with interest at 1% over prime due July 1993. The note was extended to December 1994 and was further extended to December 1999 and provides for monthly installments of principal and interest of approximately $27,000. In the quarter ended March 31, 1995, the Company made a prepayment of $50,000, thereby reducing the final payment due in December 1999 to $1,231,000. The note is secured by the Company's parking garage and the note receivable from Providence and Worcester Railroad Company.

     7.  Income taxes:

         Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities at March 31, 1995 were as follows:

                Gross deferred tax liabilities:
                  Property having a financial
                   statement basis in excess of
                   its tax basis...................   $1,562,000
                  Excess of straight line over
                   contractual rental income.......       74,000
                                                       1,636,000
                Gross deferred tax assets,
                 principally professional fees.....     (123,000)
                                                      $1,513,000

         CAPITAL PROPERTIES, INC. AND SUBSIDIARY

         (Unaudited)


     8.  Commitment:

         Under an agreement with the State of Rhode Island entered into in 1990, the Company will owe the State $158,000 sixty days after the completion by the State of a construction contract for certain public improvements affecting one of the Company's parcels. The Company anticipates that such payment will not be due until the third quarter of 1995 at the earliest and will be reimbursable by the developer of such parcel. Accordingly, the Company has not provided for such obligation on the accompanying consolidated financial statements. The agreement is secured by a mortgage on one of the Company's parcels. The agreement further provides that, should the amount not be paid when it is due, interest will accrue from the due date at the rate of prime plus 1%.

         CAPITAL PROPERTIES, INC. AND SUBSIDIARY


 Item 2. Management's Discussion and Analysis or Plan of Operation

         Financial condition:

         A significant portion of the Company's land consists of approximately 20.5 acres, including 1.9 acres of air rights, in downtown Providence, Rhode Island, held for development. The Company is negotiating a lease on one of its parcels and is engaged in discussions concerning the possible development of other parcels but is unable to predict when leases on additional parcels will commence; however, the Company will continue to use the available parcels for public surface parking.

         Effective October 1, 1991, the Company's petroleum storage facilities were leased under a five-year lease under which the tenant has the right to extend the lease term for an additional five years. At any time during the first five years of the lease, the tenant can exercise an option to purchase the petroleum storage facilities. The purchase price during the first year of the lease was $4,500,000 and is increased by an inflation factor in each of the remaining four years ($4,961,000 at March 31, 1995). The Company has not been advised by the tenant as to whether it will extend the term of the lease beyond September 1996 or whether it will purchase the terminal. The tenant must advise the Company by September 30, 1995 whether it intends to extend the lease term for an additional five years. The Company is presently unaware of the tenant's intentions either to extend the lease or to acquire the terminal. In the event the tenant neither extends the lease nor purchases the terminal, the Company believes it will have sufficient time to locate a successor tenant.

         In August 1994, a leak was discovered in a 25,000 barrel storage tank at the petroleum terminal facilities which allowed the escape of a small amount of fuel oil. The tank was emptied, and all required notices were made to the appropriate environmental agency. No soil contamination has been detected as a result of this leak, and monitoring wells have to date shown no groundwater contamination. Accordingly, the Company's engineering consultants have determined that no additional remediation is necessary at this time. The Company is of the opinion that the tenant of these facilities is solely responsible for the payment of all costs to repair the tank, including related professional fees, and for remediation of any damage caused by such leak. These costs are presently estimated at $66,000 and are included as a receivable from the tenant and a liability on the accompanying consolidated balance sheet. The tenant does not agree that it is responsible for the payment of such costs. The lease provides for arbitration in the event the parties cannot reach agreement on the matter.

         In 1990, the Company refinanced a note due of $2,500,000 by making a principal payment of $50,000 and by issuing a new note in the amount of $2,450,000 with interest at 1% over prime due July 1993. The note was extended to December 1994 and was further extended to December 1999 and provides for monthly installments of principal and interest of approximately $27,000. In the quarter ended March 31, 1995, the Company made a prepayment of $50,000, thereby reducing the final payment due in December 1999 to $1,231,000. The note is secured by the Company's parking garage and the note receivable from Providence and Worcester Railroad Company.


         Results of operations:

         For the three months ended March 31, 1995, total income increased approximately 9% over the 1994 level. The increase in rental income resulted principally from scheduled increased in long-term land leases and the recognition of the excess of straight-line over contractual rents associated with said leases. Such increase was offset in part by a decrease in interest income on the note receivable from Providence and Worcester Railroad Company resulting from voluntary prepayments.

         For the three months ended March 31, 1995, total expenses increased approximately 10% over the 1994 level due principally to the write-off of expenses previously deferred and an increase in professional fees.

         At March 31, 1994, the Company had two notes payable outstanding with a bank, one of which was fully prepaid in September 1994. For the three months March 31, 1995 as compared with the same period in 1994 the increase in interest expense results from an increase in the prime rate during the year from 7.25% at March 31, 1994 to 9% at March 31, 1995.

         Future cash outlays for income taxes will be a more significant portion of total tax expense and presently exceeds tax expense for financial reporting purposes. This results principally from the recognition of rental income on a contractual basis for tax reporting purposes and to additional depreciation claimed for financial reporting purposes.

                                    PART II


          Item 4.  Submission of Matters to a Vote of Security Holders

                   The annual meeting of stockholders was held on April 26, 1995. Of the 1,000,000 shares entitled to vote, 881,077 shares of stock were present, in person or by proxy.

                   All directors of the Registrant are elected on an annual basis and the following were so elected at this Annual Meeting: Theodore P. Cohen, Joseph R. DiStefano, Barbara J. Dreyer, Harold J. Harris and Henry S. Woodbridge, Jr. Each director received 877,697 affirmative votes; 3,380 abstained.

                   Also presented for approval was a resolution for the appointment of Lefkowitz, Garfinkel, Champi & DeRienzo P. C. as independent auditors of the accounts of the Registrant for the year 1994. The resolution received 874,190 affirmative votes and 6,561 negative votes; 326 abstained.


          Item 6.  Exhibits and Reports on Form 8-K

                   No reports on 8-K were filed during the quarter ended March 31, 1995.

                                SIGNATURES



              In  accordance  with  the requirements of the Exchange

        Act, the issuer  caused  this  report  to  be  signed on its behalf by the undersigned, thereunto duly authorized.



                                     CAPITAL PROPERTIES, INC.



                                     By S/Joseph R. DiStefano
                                     Joseph R. DiStefano, President



                                     By S/Barbara J. Dreyer
                                     Barbara J. Dreyer, Treasurer
                                     and Principal Financial Officer





        DATED:  May 1, 1995