Form 10QSB
period 1995-06-30
CAPITAL PROPERTIES INC /RI/
filed 1995-08-10
CIK 202947

U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1995

            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
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


            As of August 3, 1995, the registrant had 1,000,000 shares of common stock outstanding.

                                  PART I


   Item 1. Financial Statements


           CAPITAL PROPERTIES, INC. AND SUBSIDIARY

           CONSOLIDATED BALANCE SHEET
           JUNE 30, 1995
           (Unaudited)

           ASSETS
           Properties and equipment (net of accumulated
             depreciation)(Notes 3 and 7)................... $ 9,557,000
           Cash and cash equivalents........................     760,000
           Note receivable, Providence and Worcester
             Railroad Company (Notes 4 and 7)...............   6,519,000
           Other receivables (Note 5).......................     179,000
           Accrued rental income of $8,344,000 less
             amounts for which realization is not
             assured of $8,129,000 (Note 6).................     215,000
           Prepaid and other................................     244,000
                                                             $17,474,000


           LIABILITIES AND SHAREHOLDERS' EQUITY

           Liabilities:
             Note payable, bank (Notes 4 and 7)............. $ 1,776,000
             Accounts payable...............................     102,000
             Accrued expenses:
              Property taxes................................     366,000
              Other.........................................     215,000
             Deferred income taxes (Note 8).................   1,483,000
                                                               3,942,000

           Commitment (Note 9)

           Shareholders' equity:
             Common stock, $1 par; authorized, issued
              and outstanding 1,000,000 shares..............   1,000,000
             Capital in excess of par.......................  10,828,000
             Retained earnings..............................   1,704,000
                                                              13,532,000
                                                             $17,474,000






           See notes to consolidated financial statements.

     CAPITAL PROPERTIES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited)

                                                       Three  Months Ended       Six Months Ended
                                                            June 30                    June 30
                                                        1995        1994         1995         1994
     Income:
       Rentals (Note 6)............................   $441,000    $384,000    $  881,000   $  760,000
       Garage and surface parking revenues.........    124,000     103,000       251,000      222,000
       Interest:
        Providence and Worcester Railroad Company..    196,000     211,000       395,000      425,000
        Other......................................      9,000       5,000        16,000        8,000
       Gain on sale of properties and equipment....     75,000       -0-          75,000        -0-
                                                       845,000     703,000     1,618,000    1,415,000
     Expenses:
       Expenses applicable to:
        Rental income..............................    178,000     147,000       356,000      289,000
        Garage and surface parking.................    155,000     154,000       313,000      317,000
       General and administrative..................    403,000     256,000       723,000      545,000
       Interest....................................     46,000      50,000        96,000       97,000
                                                       782,000     607,000     1,488,000    1,248,000

     Income before income taxes....................     63,000      96,000       130,000      167,000

     Income taxes .................................     37,000      50,000        65,000       88,000

     Net income....................................   $ 26,000    $ 46,000    $   65,000   $   79,000


     Income per common share.......................     $ .03       $ .05       $ .07        $ .08

     Dividends per common share....................     $ .10       $ .10       $ .10        $ .10



     See notes to consolidated financial statements.

     CAPITAL PROPERTIES, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED JUNE 30, 1995 AND 1994
     (Unaudited)

                                                     1995          1994
     Cash flows from operating activities:
       Net income...........................      $  65,000     $  79,000
       Adjustments to reconcile net income
        to net cash provided by operating
        activities:
         Depreciation ......................        183,000       190,000
         Gain on sale of properties and
          equipment.........................        (75,000)
         Deferred income taxes .............        (52,000)      (61,000)
         Other, principally net changes in
          other receivables, accounts
          payable and accrued expenses......        (32,000)      (92,000)
       Net cash provided by
        operating activities................         89,000       116,000


     Cash flows from investing activities:
       Purchase of properties and
        equipment...........................        (10,000)      (14,000)
       Proceeds from:
        Collection of note receivable.......        163,000       176,000
        Sale of equipment...................        138,000
       Net cash provided by investing
        activities..........................        291,000       162,000


     Cash flows from financing activities,
       payment of:
        Notes payable, bank.................       (277,000)     (259,000)
        Dividends...........................       (100,000)     (100,000)
                                                   (377,000)     (359,000)

     Increase (decrease) in cash and
       cash equivalents.....................          3,000       (81,000)
     Cash and cash equivalents, beginning...        757,000       813,000
     Cash and cash equivalents, ending......      $ 760,000     $ 732,000


     Supplemental disclosure, cash paid for:

       Interest.............................      $  81,000     $  93,000

       Income taxes.........................      $ 229,000     $ 199,000




     See notes to consolidated financial statements.

         CAPITAL PROPERTIES, INC. AND SUBSIDIARY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited)


     1. In the opinion of management, the accompanying interim consoli-dated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

     2. Results for interim periods may not be necessarily indicative of the results to be expected for the year.

     3.  Properties and equipment:

                 Properties and equipment on
                  lease or held for lease:
                  Land and land improvements.......   $ 6,140,000
                  Buildings and structures.........       325,000
                  Equipment, petroleum storage
                   tanks...........................     4,163,000
                                                       10,628,000
                 Other:
                  Land and land improvements.......       192,000
                  Buildings, principally parking
                   garage..........................     2,536,000
                  Equipment........................        83,000
                                                        2,811,000
                                                       13,439,000
                 Less accumulated depreciation:
                  Properties and equipment on
                   lease or held for lease.........     3,342,000
                  Other............................       540,000
                                                        3,882,000
                                                      $ 9,557,000

     4.  Note receivable, Providence and Worcester Railroad Company:

         During the second quarter of 1995, Providence and Worcester Railroad Company (Railroad) informed the Company that it had secured a commitment from a bank which would enable it to borrow funds in an amount sufficient to prepay the entire balance of
         Railroad's note to the Company at an interest rate significantly below the 12% rate of the note. The Company and Railroad negotiated a reduction of the interest rate to 10% upon the Railroad's prepaying $1.8 Million on its note. It is anticipated that the prepayment from Railroad will be made in August 1995, at which time the Company will use the proceeds to prepay in full its note payable to a bank.

         The prepayment by Railroad and the interest rate adjustment will result in a monthly payment by Railroad of principal and interest of $55,000.

         CAPITAL PROPERTIES, INC. AND SUBSIDIARY

         (Unaudited)


     5.  Other receivables:

                 Rentals, principally tenant
                  property tax reimbursement......    $   107,000
                 Interest, Providence and
                  Worcester Railroad Company......         65,000
                 Other............................         30,000
                                                      $   179,000

     6.  Description of leasing arrangements:

         At June 30, 1995, the Company has entered into land leases for three separate land parcels with remaining terms of up to 98 years. The Company also leases petroleum storage facilities and various parcels of land for surface parking.

         Prior to March 1995, the Company leased various parcels of land for outdoor advertising to two tenants. During March 1995, one tenant acquired the other tenant, and the Company extended the term of its current lease with the remaining tenant to 2023.

         For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the initial 32 to 102 year terms of the leases) amounted to $8,344,000 at June 30, 1995. Commencing in 1992, management has been able to conclude that a portion of the excess of straight-line over contractual rentals ($215,000 at June 30, 1995) is realizable when payable over the terms of the leases.


     7.  Note payable, bank:

         In 1990, the Company refinanced a note due of $2,500,000 by making a principal payment of $50,000 and by issuing a new note in the amount of $2,450,000 with interest at 1% over prime due July 1993. The note was extended to December 1994 and was further extended to December 1999 and provides for monthly installments of principal and interest of approximately $27,000. For the six months ended June 30, 1995, the Company made prepayments totalling $225,000, thereby reducing the final payment due in December 1999 to $1,056,000. The note is secured by the Company's parking garage and the note receivable from Railroad.


     8.  Income taxes:

         Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. The tax effect of temporary

         CAPITAL PROPERTIES, INC. AND SUBSIDIARY

         (Unaudited)


     8.  Income taxes (continued):


         differences and carryforwards which give rise to deferred tax assets and liabilities at June 30, 1995 were as follows:

                Gross deferred tax liabilities:
                  Property having a financial
                   statement basis in excess of
                   its tax basis...................   $1,540,000
                  Excess of straight line over
                   contractual rental income.......       86,000
                                                       1,626,000
                Gross deferred tax assets,
                 principally professional fees.....     (143,000)
                                                      $1,483,000

     9.  Commitment:

         Under an agreement with the State of Rhode Island entered into in 1990, the Company will owe the State $158,000 sixty days after the completion by the State of a construction contract for certain public improvements affecting one of the Company's parcels. The Company anticipates that such payment will be reimbursable by the developer of such parcel. Accordingly, the Company has not provided for such obligation on the accompanying consolidated financial statements. The agreement is secured by a mortgage on one of the Company's parcels. The agreement further provides that, should the amount not be paid when it is due, interest will accrue from the due date at the rate of prime plus 1%.

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

         Effective October 1, 1991, the Company's petroleum terminal storage facilities were leased under a five-year lease under which the tenant has the right to extend the lease term for an additional five years. At any time during the first five years of the lease, the tenant can exercise an option to purchase the petroleum terminal storage facilities. The purchase price during the first year of the lease was $4,500,000 and is increased by an inflation factor in each of the remaining four years ($4,961,000 at June 30, 1995). The Company has not been advised by the tenant as to whether it will extend the term of the lease beyond September 1996 or whether it will purchase the terminal. The tenant must advise the Company by September 30, 1995 whether it intends to extend the lease term for an additional five years. The Company is presently unaware of the tenant's intentions either to extend the lease or to acquire the terminal. In the event the tenant neither extends the lease nor purchases the terminal, the Company believes it will have sufficient time to locate a successor tenant.

         In August 1994, a leak was discovered in a 25,000 barrel storage tank at the petroleum terminal storage facilities which allowed the escape of a small amount of fuel oil. The tank was emptied, and all required notices were made to the appropriate environmental agency. The soil contamination was contained underneath the tank, and monitoring wells have to date shown no groundwater contamination. The Company is presently in discussions with the applicable governmental agency to determine what additional remediation, if any, is necessary at this time. The costs associated with this leak to date total $82,000, which costs were shared equally between the tenant and the Company. The Company does not anticipate that any additional costs for remediation will be significant.

         In 1990, the Company refinanced a note due of $2,500,000 by making a principal payment of $50,000 and by issuing a new note in the amount of $2,450,000 with interest at 1% over prime due July 1993. The note was extended to December 1994 and was further extended to December 1999 and provides for monthly installments of principal and interest of approximately $27,000. For the six months ended June 30, 1995, the Company made prepayments of $225,000, thereby reducing the final payment due in December 1999 to $1,056,000. The note is secured by the Company's parking garage a the note receivable from Providence and Worcester Railroad Company (Railroad).

         During the second quarter of 1995, Railroad informed the Company that it had secured a commitment from a bank which would enable it to borrow funds in an amount sufficient to prepay the entire balance of Railroad's note to the Company at an interest rate significantly below the 12% rate of the note. The Company and Railroad negotiated a reduction of the interest rate on Railroad's note to 10% upon the Railroad's prepaying $1.8 Million on its note. It is anticipated that the prepayment from Railroad will be made in August 1995, at which time the Company will use the proceeds to prepay in full its note payable to a bank.

         The prepayment by Railroad and the interest rate adjustment will result in a reduction of the monthly payment by Railroad of principal and interest from $83,000 to $55,000.

         Results of operations:

         For the three and six months ended June 30, 1995, total income increased approximately 20% and 14%, respectively, over the 1994 level. The increase in rental income resulted principally from scheduled increased in long-term land leases and the recognition of the excess of straight-line over contractual rents associated with said leases. Also included in total income for the three and six months ended June 30, 1995, is $75,000 resulting from the sale of properties and equipment, principally the Company's only billboard which was sold to its tenant. Such increases were offset in part by a decrease in interest income on the note receivable from Providence and Worcester Railroad Company resulting from voluntary prepayments.

         For the three ended June 30, 1995, expenses applicable to rental income increased approximately 21% over the 1994 level due principally to costs incurred in connection with the leak of a tank at the Company's petroleum terminal storage facilities. For the six months ended June 30, 1995, expenses applicable to rental income increased approximately 23% over the 1994 level due to the write-off of expenses previously deferred and the leak of the tank previously discussed. For the three and six months ended June 30, 1995, general and administrative expenses increased approximately 57% and 33%, respectively, over the 1994 level due to costs of the severance package which resulted from the resignation of the Company's president in June, 1995, and to professional fees incurred in connection with the condemnation case which is scheduled for retrial in August, 1995.

         At June 30, 1994, the Company had two notes payable outstanding with a bank, one of which was fully prepaid in September 1994. For the three and six months ended June 30, 1995 the Company had one note payable outstanding; however, the interest expense remained at approximately the same level as in 1994 due to the increase in the prime rate offset by the prepayment of one note.

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

                   All directors of the Issuer are elected on an annual basis and the following were so elected at this Annual Meeting: Theodore P. Cohen, Joseph R. DiStefano, Barbara J. Dreyer, Harold J. Harris and Henry S. Woodbridge, Jr. Each director received 877,697 affirmative votes; 3,380 abstained.

                   Also presented for approval was a resolution for the appointment of Lefkowitz, Garfinkel, Champi & DeRienzo P. C. as independent auditors of the accounts of the Issuer for the year 1994. The resolution received 874,190 affirmative votes and 6,561 negative votes; 326 abstained.

                   By consent vote effective June 30, 1995 the holders of 523,246 shares of the outstanding common stock of the Issuer adopted amendments to Article II, Section 2 of the by-laws of the Issuer, relating to the date for the annual meeting of the shareholders of the Issuer, and to Article III, Section 5 of the by-laws, relating to the dates for the quarterly meetings of the Board of Directors and the calling of special meetings by the Board of Directors. A full copy of the by-laws of the Issuer, as amended, is filed herewith as Exhibit 3(b).


          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits

                        (3) (a) Articles of Incorporation (incor-porated by reference to Exhibit 3 to the Issuer's annual report on form 10-K for the year ended December 31, 1988).

                             (b)  By-laws, as amended.

                        (10) (a)  Agreement  with  Joseph  R.  DiStefano
                             dated July 14, 1995 but effective upon approval of terms by the Issuer's Board of Directors on June 30, 1995.

                             (b)  Note  from  Providence  and  Worcester
                             Railroad Company to Issuer dated January 1,
                             1988 (incorporated by  reference to Exhibit
                             10(a) to the Issuer's annual report on Form
                             10-KSB  for  the  year  ended  December 31,
                             1992).

                             (c)  Lease between  Whiteco  Metrocom, Inc.
                             and   Issuer    dated    June    25,   1985
                             (incorporated by reference to Exhibit 10(b) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1992) as amended, March 13, 1995.

                             (d)  Leases  between  Metropark,  Ltd.  and
                             Issuer:

                                  (i)   Dated November  10, 1994 (incor-
                             porated by reference to Exhibit 10(c)(i) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1994).

                                  (ii)  Dated November  10, 1994 (incor-
                             porated by reference to Exhibit 10(c)(ii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1994).

                                  (iii) Dated November  10, 1994 (incor-
                             porated by reference to Exhibit 10(c)(iii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1994).

                        (22) Letter to shareholders dated June 30, 1995, relating to vote on by-law amendments and other matters.

                   (b)  Reports on Form 8-K

                        A report on Form 8-K  was filed on June 30, 1995
                        reporting  the   resignation   of  the  Issuer's
                        president on June 28, 1995.

                                SIGNATURES



              In  accordance  with  the requirements of the Exchange

        Act, the issuer  caused  this  report  to  be  signed on its behalf by the undersigned, thereunto duly authorized.

                                     CAPITAL PROPERTIES, INC.

                                     By/s/ Barbara J. Dreyer
                                       Barbara J. Dreyer
                                       President, Treasurer and
                                       Principal Financial Officer


        DATED:  August 3, 1995

                                   EXHIBIT 3(b)

                                      BY-LAWS
                                        OF
                             CAPITAL PROPERTIES, INC.


                                     ARTICLE I

                                      OFFICES

            Section 1.  The principal offices of the corporation shall be in the County of Providence and State of Rhode Island.

            Section 2.  The corporation may also  have offices at such other places both within and  without  the  State  of  Rhode Island as the

        Board of Directors may from  time  to time determine or the business of the corporation may require.

                                    ARTICLE II

                             MEETINGS OF STOCKHOLDERS

            Section 1.  All annual  meetings  of  the  stockholders  for the election of directors shall be  held  within or without the State of

        Rhode Island at such place as may  be fixed from time to time by the

        Board of Directors; at least ten  days' notice shall be given to the

        stockholders of the place  so  fixed.   Meetings of stockholders for

        any other purpose may  be  held  at  such  time and place, within or without the State of Rhode Island,  as shall be stated in the notice of the meeting.

            Section 2.  Annual meetings of stockholders, commencing with the year 1986, shall be  held  on  the  Tuesday  next preceding the last

        Wednesday in April, if not  a  legal  holiday  in the State of Rhode

        Island, and if a legal holiday in the State of Rhode Island, then on the secular day next following, at which they shall elect a Board of

        Directors and  transact  such  other  business  as  may  properly be brought before the meeting.

            Section 3.  Written notice of the  annual meeting shall be given to each stockholder of record at  least  ten days before the date of the meeting.

            Section 4.  Special  meetings  of   the  stockholders,  for  any

        purpose or purposes, may  be  called  by  the President and shall be called by the President or Secretary  at the request in writing of a

        majority of the Board of  Directors.    Such request shall state the

        purpose or purposes of the proposed meeting.

            Section 5.  Written   notice   of   any   special   meeting   of

        stockholders, stating the time, place  and purpose thereof, shall be given to each stockholder  of  record  at  least ten days before the date fixed for the meeting.

            Section 6.  Business  transacted  at   any  special  meeting  of

        stockholders shall be limited to the purposes stated in the notice.

            Section 7.  Stockholders representing a  majority  of the shares entitled to vote, present in  person  or represented by proxy, shall constitute a quorum  at  all  meetings  of  the stockholders for the

        transaction of business.    If,  however,  such  quorum shall not be

        present or  represented  at  any  meeting  of  the stockholders, the stockholders present in person  or  represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented.  At such adjourned  meeting  at which a quorum shall be present or represented any business may be transacted at the meeting as originally notified.

                                    ARTICLE III

                                     DIRECTORS

            Section 1.  The number  of  directors which shall constitute the whole Board of Directors shall be not less than five nor more than nine. Within the foregoing limits, the number of directors to constitute the whole Board shall  be  fixed  by vote of the Board of

        Directors  at  any  regular  or  special  meeting  of  the  Board of

        Directors, or  by  the  stockholders  at  the  annual  meeting.  If,

        pursuant  to  the  foregoing  authority,  the  number  of  directors constituting the whole Board shall be decreased, such decrease shall not be effective with respect to the terms of directors then holding office until the next annual meeting of stockholders.  The directors shall be elected at the  annual  meeting of the stockholders, except as provided in Section 2 of  this Article, and each director elected shall hold office until his successor  is elected and qualified.  No person who shall have reached the age of seventy (70) years shall be eligible to be elected a director of the corporation.

            Section 2.  Vacancies  may  be  filled  by  a  majority  of  the directors  then  in  office  though  less  than  a  quorum,  and the directors so chosen shall hold office until the next annual election and until their successors are  duly  elected  and shall qualify.  A vacancy or vacancies shall be deemed to exist at any time the number of directors then in office is less than the whole Board as provided in Section 1, above.

            Section 3.  The business of the  corporation shall be managed by its Board of Directors  which  may  exercise  all such powers of the corporation and do all such  lawful  acts  and  things as are not by statute or by  the  articles  of  incorporation  or by these by-laws directed or required to be exercised or done by the stockholders.

            Section 4.  The Board of Directors  of  the corporation may hold meetings, both regular  and  special,  either  within or without the

        State of Rhode Island.

            Section 5.  The  Board  of   Directors   shall  hold  a  meeting

        immediately after  each  annual  meeting  of  stockholders, at which meeting they shall elect a  President, a Vice President, a Treasurer and a  Secretary,  provided,  however,  that  they  may adjourn said meeting to such time as  they  see  fit,  and elect said officers at said adjourned meeting.  They may  also, at any annual meeting or at any adjournment thereof, transact  any  other  business which may be

        properly  brought  before  them.    Regular  quarterly  meetings  of

        directors shall be  held  on  the  Tuesday  next  preceding the last

        Wednesday in  each  of  the  months  of  January,  July and October.

        Special meetings of the directors shall be held upon the call of the

        Chairman of the  Board,  the  President,  any  Vice President or the

        Treasurer.  The Secretary shall  give each director notice, by mail,

        telephone  or  telecopy,  at  least  twenty-four  hours  before  any meeting, whether regular or special,  of  the time and place of such meeting; provided, that in the case of necessity, such notice may be given at such time and in such manner as the President may direct.

            Section 6.  At  all  meetings  of  the  Board  of  Directors the presence of a majority  of  the  directors shall constitute a quorum for the transaction of business  and  the  act  of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors.  If a quorum shall not be present at any meeting  of  the  Board  of  Directors, the directors present thereat may adjourn the  meeting  from  time to time, without notice other than announcement  at  the  meeting,  until  a quorum shall be present.

            Section 7.  The Board of Directors  may, by resolution passed by a majority of the directors,  designate one or more committees, each committee to consist of three or more of the directors of the corporation, which, to the extent provided in the resolution, shall have and may exercise the  powers  of  the Board of Directors in the management of the business  and  affairs  of the corporation and may authorize the seal of the  corporation  to  be affixed to all papers which may require it.  Such  committee or committees shall have such name or names as may be  determined  from time to time by resolution adopted by the Board of Directors.

            Section 8.  The committees shall  keep  regular minutes of their proceedings and report  the  same  to  the  Board  of Directors when required.

            Section 9.  The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a  fixed  sum  for  attendance  at  each  meeting  of  the  Board of

        Directors,  such  fixed  sum  to  be  determined  by  the  Board  of

        Directors.  No such payment shall preclude any director from serving the corporation in  any  other  capacity  and receiving compensation therefor.

            Section 10. Any or all of the  directors  may be removed with or without cause by vote of the holders of a majority of the oustanding common stock of the Company.

                                    ARTICLE IV

                                     OFFICERS

            Section 1.  The initial  officers  of  the  corporation shall be chosen by the incorporator or the  Board of Directors and shall be a

        President, a Vice  President,  a  Secretary  and  a  Treasurer.  The

        offices of Treasurer and Secretary  may  be held by the same person.

        The President shall be a director of the corporation.

            Section 2.  The  Board  of  Directors  may  appoint  such  other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

            Section 3.  The salaries  of  all  officers  of  the corporation shall be fixed by the Board of Directors.

            Section 4.  The officers of  the  corporation  shall hold office until their successors are chosen  and qualify.  Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority  of  the Board of Directors.  Any vacancy  occurring  in  any  office  of  the  corporation  by death,

        resignation, removal or otherwise  shall  be  filled by the Board of

        Directors.

            Section 5.  The President shall  be  the chief executive officer of the corporation.  He shall  preside  at all meetings of the Board and of the corporation, but,  in  his absence, either of said bodies

        may elect a president pro tem.    The President shall be a member of

        all standing committees and shall have general and active management of the business of the corporation and shall see that all orders and resolutions of the Board of Directors  are carried into effect.  The

        President may call a special meeting  of  the Board at any time, and shall call such a special meeting  whenever  requested to do so by a

        majority  of  the  directors.    He  shall,  with  the  Treasurer or

        Secretary, sign all certificates  of  stock  in the corporation, and shall perform all other  duties  required  of  him  by law or by the articles of incorporation.

            Section 6.  The Secretary shall attend all meetings of the Board of Directors and all meetings of the stockholders and record all the proceedings of the meetings of  the  corporation and of the Board of

        Directors in a book to  be  kept  for that purpose and shall perform like duties for the standing committees. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board  of  Directors,  and  shall perform such other duties as may be prescribed by  the Board of Directors or President,

        under whose supervision he shall be.   He shall keep in safe custody

        the seal of the corporation,  and,  when  authorized by the Board of

        Directors, affix the same to  any  instrument requiring it and, when so affixed,  it  shall  be  attested  by  his  signature  or  by the signature of the Treasurer.

            Section 7.  The  Treasurer  shall   have   the  custody  of  the

        corporate funds and  securities  and  shall  keep  full and accurate accounts of receipts  and  disbursements  in  books belonging to the corporation and shall deposit all  moneys and other valuable effects

        in  the  name  and  to  the   credit  of  the  corporation  in  such

        depositories as may be  designated  by  the  Board of Directors.  He shall disburse the funds of  the corporation, taking proper vouchers for such disbursements, and  shall  render  to the President and the

        Board of Directors when requested an account of all his transactions as Treasurer and of the financial  condition of the corporation.  If required by the Board of Directors,  he shall give the corporation a bond in such  sum  and  with  such  surety  or  sureties as shall be satisfactory to the Board of  Directors for the faithful performance of  the  duties  of  his  office  and  for  the  restoration  to the corporation,  in  case  of  his  death,  resignation,  retirement or removal from office of all books, papers, vouchers, money and other property of whatever kind  in  his  possession  or under his control belonging to the corporation.

                                     ARTICLE V

                               CERTIFICATE OF STOCK

            Section 1.  Every holder of  stock  in  the corporation shall be entitled to have a certificate,  signed  by,  or in the name of, the corporation, by the President and Treasurer or Secretary, certifying the number of shares owned by him in the corporation.

            Section 2.  Where a  certificate  is  signed  (1)  by a transfer agent or an assistant  transfer  agent  or  (2)  by a transfer clerk acting on behalf of the  corporation  and a registrar, the signature of any such President, Secretary or  Treasurer may be facsimile.  In case any officer or  officers  who  have  signed, or whose facsimile signature or signatures have been  used  on, any such certificate or certificates shall cease  to  be  such  officer  or  officers of the corporation, whether  because  of  death,  resignation or otherwise,

        before such certificate or  certificates  have been delivered by the corporation, such certificate  or  certificates  may nevertheless be adopted by the corporation and be issued and delivered as though the person or persons  who  signed  such  certificate or certificates or whose facsimile signature has been  used  thereon, had not ceased to be such officer officers of the corporation.

            Section 3.  The Board of Directors  may direct a new certificate or  certificates  to  be  issued  in  place  of  any  certificate or certificates theretofore issued by  the  corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person  claiming  the  certificate  of  stock  to  be lost or destroyed.  When  authorizing  such  issue  of  a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the  issuance  thereof,  require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or to give the corporation a  bond in such sum as it may direct as indemnity against any  claim  that may be made against the corporation with respect  to  the  certificate  alleged to have been lost or destroyed.

            Section 4.  Upon surrender to  the  corporation  or the transfer agent of the corporation of  a  certificate for shares duly endorsed or accompanied  by  proper  evidence  of  succession,  assignment or authority to transfer, it shall  be  the  duty of the corporation to issue a new certificate to  the  person entitled thereto, cancel the old certificate and record the transaction upon its books.

            Section 5.  The corporation shall  be  entitled to recognize the exclusive right of a person registered  on its books as the owner of shares to receive dividends, and  to  vote  as such owner, and shall not be  bound  to  recognize  any  equitable  or  other  claim to or interest in such share or  shares  on  the part of any other person,

        whether or not it shall have express or other notice thereof.

                                    ARTICLE VI

                                GENERAL PROVISIONS

            Section 1.  The President shall present at each annual meeting a statement of the business and condition of the corporation.

            Section 2.  All checks or  demand  for  money  and  notes of the corporation shall be  signed  by  such  officer  or officers or such other person or persons as the  Board  of Directors may from time to time designate.

            Section 3.  The fiscal year  of  the  corporation shall commence the first day of January in each year.

            Section 4.  The corporate seal shall  have inscribed thereon the name of the corporation, the year  of its organization and the words

        "Corporate Seal, Rhode Island".  The  seal may be used by causing it or a facsimile thereof  to  be  impressed,  affixed or reproduced or otherwise.

                                    ARTICLE VII

                          REPEAL AND AMENDMENT OF BY-LAWS

            These By-laws  may  be  amended  or  repealed  at  any annual or special meeting of the stockholders, provided that they shall not be amended or repealed at a  special  meeting  unless notice that it is proposed to amend or repeal  them  is  given by the Secretary in his

        notice of such  meeting.    The  Board  of  Directors shall not have

        authority to amend these By-laws.

                                   ARTICLE VIII

                           INDEMNIFICATION OF DIRECTORS

            The corporation shall indemnify, to the full extent permitted by law from time to time, any  person  who  is or was a director of the corporation and any person who, while a director of the corporation,

        is or was serving at the  request  of the corporation as a director,

        officer, partner, trustee, employee  or  agent of another foreign or domestic  corporation,  partnership,  joint  venture,  trust,  other

        enterprise  or  employee   benefit   plan,  against  all  judgments,

        penalties,  fines,  settlements  and  reasonable  expenses  actually incurred by such person  in  connection with any threatened, pending or completed action,  suit  or  proceeding, whether civil, criminal,

        administrative or investigative, in which  such person was, is or is threatened to be made a  named  defendant or respondent by reason of the fact that such person is  serving  or at any time was serving in one or more of the capacities set forth above.

                                 EXHIBIT 10(a)

                                   AGREEMENT


             This agreement is made as of the 14th day of July, 1995 by and between CAPITAL PROPERTIES, INC., a Rhode Island corporation (the "Company"), and JOSEPH R. DI STEFANO, of Jamestown, Rhode Island ("DiStefano"), with respect to the following facts:

             1. DiStefano resigned as President and as a member of the Board of Directors of the Company on June 28, 1995, by letter of the same date (the "Resignation Letter").

             2. The Resignation Letter contemplated the payment to DiStefano, subject to approval by the Board of Directors of the Company, of certain amounts, subject to repayment or offset as provided in the Regisnation Letter.

             3. The Board of Directors of the Company on June 30, 1995 approved such payments, subject to repayment or offset under the circumstances more particularly described in the Resignation Letter.

             4. The parties wish to evidence their respective rights and obligations as contemplated by the Resignation Letter and as approved by the Board of Directors of the Company.

             NOW THEREFORE, in consideration of the premises and their mutual agreements set forth hereinafter, the parties do hereby agree as follows:

        1.   Severance Benefit

             In consideration of DiStefano's past services to the Company the Company will pay to DiStefano the sum of $120,000, such amount to be payable in six monthly installments of $20,000 each, less all withholdings required by law, commencing July 31, 1995 and continuing on the last business day of each month thereafter.

        2.   Repayment; Offset

             The amounts otherwise payable to DiStefano pursuant to Paragraph 1 shall be subject to repayment or offset in the amounts and to the extent provided in the Resignation Letter, the terms of which are incorporated herein by this reference.

        3.   Confirmation of Resignation Letter

             In consideration of such payments as may be made to him hereunder, DiStefano specfically confirms all agreements and all releases and waivers of rights and claims as provided in the Resignation Letter, and agrees that nothing herein shall be deemed to amend or modify any such agreements, releases or waivers.


        4.   Binding Effect

             This agreemnt shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, executors and administratos, successors and assigns.

             IN  WITNESS  WHEREOF,   the   parties  have  executed  this
        agreement as of the date first above mentioned.

                                          CAPITAL PROPERTIES, INC.


                                          By/s/ Barbara J. Dreyer
                                            President


                                          /s/ Joseph R. DiStefano
                                          Joseph R. DiStefano

                                 EXHIBIT 10(c)


                                   AMENDMENT

                    TO LEASE AGREEMENT DATED JUNE 25, 1985

          This Amendment  to  Lease  Agreement  dated  June  25,  1985, is entered into as of the 13th day  of March, 1995, by and between Tri-

      State Displays,  Inc.  (hereinafter  "Lessor")  and  Whiteco Outdoor

      Advertising, a  division  of  Whiteco  Industries, Inc. (hereinafter

      "Lessee").

                                  WITNESSETH

          WHEREAS, Whiteco Metrocom,  Inc.,  then  a subsidiary of Whiteco

      Industries, Inc. and Tri-State  Displays,  Inc. entered into a Lease

      Agreement dated June 25, 1985; and

          WHEREAS, Whiteco  Metrocom,  Inc.  was  merged  into its parent,

      Whiteco Industries, Inc., and  Whiteco Industries, Inc. succeeded to and assumed all of the  rights  and obligations of Whiteco Metrocom,

      Inc. under said Lease Agreement; and

          WHEREAS, Whiteco Industries,  Inc.  conducts  its outdoor adver-

      tising  business   through   a   division   called  Whiteco  Outdoor

      Advertising; and

          WHEREAS, through its said  outdoor advertising division, Whiteco

      Industries, Inc.  has  acquired  the  outdoor  advertising assets of

      Metro Bulletins  Corp.  effective  March  13,  1995,  including four double-faced billboard structures  in Worcester, Massachusetts, each of which is erected upon  a  separate  location owned by the Lessor.

      These four Worcester  location  were  formerly  leased  by Lessor to

      Metro Bulletins Corp.  under  a  Lease  Agreement dated February 22,

      1991, which Lease Agreement  has  been cancelled effective March 13,

      1995; and

          WHEREAS, Lessor and  Lessee  wish  to  amend the Lease Agreement dated June  25,  1985,  by  adding  thereto  the aforementioned four

      Worcester locations together  with  a  fifth  Worcester location for which permits are  soon  expected  to  be  obtained allowing for the construction of a new double-faced billboard at such fifth location;

      and

          WHEREAS,  the  Lessor  and  Lessee  wish  to  amend  said  Lease

      Agreement dated June  25,  1985,  in  other respects, as hereinafter provided, and have  agreed  upon  the  rentals  to  be  paid for all locations covered by  said  Lease  Agreement  for periods commencing

      June 1, 1995, and ending May 31, 2006;

          NOW THEREFORE, in consideration  of  the foregoing and for other good and valuable consideration, the parties agree as follows:

          1.   The Lease  Agreement  dated  June  25,  1985, as heretofore amended, is hereby  further  amended,  effective  March 13, 1995, by adding thereto a new Supplement  No.  7  in the form appended hereto and made a part hereof.

          2.   Said Lease Agreement  is  hereby further amended, effective

      June 1, 1995, by deleting Paragraph  3 in its entirety and replacing the same with a new Paragraph 3 as follows:

               3.   All locations  currently  listed  on  Rider A and

          Supplements 1 through 7  thereto  are delineated as "Inter-

          state Locations,"  except  for  the  locations listed imme-

          diately  below  which  are  hereby  delineated  as "Freeway

          Locations."

                               Freeway Locations

          A.   Route 37, Cranston

          B.   Huntington Expressway, Route 10 at Garfield Street,
               Cranston

          C.   I-295 at West Natick Road, Warwick

          D.   Route 37, Cranston (north side)

          E.   Route 37 at Jefferson Blvd., Warwick

          F.   I-195 at West Natick Road, Warwick (west side)

          G.   Route 6, Hartford Avenue, Johnston, RI

          H.   W/O Route 146 (south of Admiral Street)
               Providence

               All locations hereafter added  to this Lease Agreement

          by Supplement to  Rider  A  shall  be  identified as either

          Interstate (I) or Freeway (F) on such supplement.

          3.   Said Lease agreement is  further amended, effective June 1,

      1995, by deleting Paragraph 4 in its entirety and replacing the same with a new Paragraph 4 as follows:

               4 (a). Subject  to  Paragraph  8  below,  rentals  for

          locations now or hereafter  subject  to the Lease Agreement for the term of this  Lease  Agreement shall be the greater of:

                    (i)  For Interstate Locations

          Period                        Rate

          June 1, 1995-May 31, 1996  -  $  850 per month per face

          June 1, 1996-May 31, 1998  -  $  900 per month per face

          June 1, 1998-May 31, 2000  -  $1,000 per month per face

          June 1, 2000-May 31, 2002  -  $1,100 per month per face

          June 1, 2002-May 31, 2004  -  $1,200 per month per face

          June 1, 2004-May 31, 2006  -  $1,300 per month per face

                         For Freeway Locations

          Period                        Rate

          June 1, 1995-May 31, 1998  -  $  750 per month per face

          June 1, 1998-May 31, 2000  -  $  800 per month per face

          June 1, 2000-May 31, 2002  -  $  900 per month per face

          June 1, 2002-May 31, 2004  -  $1,000 per month per face

          June 1, 2004-May 31, 2006  -  $1,100 per month per face

                                      or

                    (ii) Until May 31,  1998,  25% and thereafter 30%

          of gross revenues  from  the  rental  of such billboards to

          advertisers  less  agency   commissions  actually  paid  to

          unrelated third parties calculated  on each billboard face.

          Agency commissions shall not  exceed  15%.  Lessee will use its best efforts to  rent  all  billboard faces at not less than commercially reasonable  rates  for  the area in which

          such billboard is located.    In  no event shall the Lessor

          receive less than the  fixed  monthly  rent for a billboard face, even if the  percentage  rent  for  such face is less

          than said fixed monthly rent.   No credit shall be given to

          Lessee for any face where  the percentage rent is less than

          the fixed monthly rent.    Lessor  shall  have the right to

          inspect the books, records and contracts of Lessee in order

          to  verify  Lessee's   calculations   of  percentage  rent.

          Percentage  rent   shall   be   calculated   following  the

          conclusion of each lease  year  (June  1  to  May 31) and a statement shall be prepared by Lessee and sent to Lessor within forty-five (45) days of the close of each lease year showing the revenues, commissions, etc., for each billboard face.  If such  statement  shall  show that percentage rent exceeds the fixed  monthly  rental  for any billboard face,

          said statement shall be  accompanied  by Lessee's check for

          the amount due  to  Lessor.    Effective  June 1, 1995, any

          other written agreements between Lessor and Lessee relating to  fixed  monthly  rentals  or  percentage  rentals  which conflict with the provisions  of  this Paragraph 4 are null and void.

                    (b)  As of June 1, 2006, new monthly rates are to

          be determined by Lessor and Lessee, but at no less than the

          May  2006  monthly   rates   for   Interstate  and  Freeway

          Locations.  If the parties cannot agree on new monthly rent

          figures, either  party  may  demand  arbitration.    If the

          parties have been unable by March  1, 2006, to agree on new monthly rent figures for the period following May 31, 2006,

          then either  party  shall  have  until  March  15, 2006, to notify  the  other  party  in  writing  of  its  demand for

          arbitration,   such   arbitration   to   be   conducted  as

          hereinafter provided.   Accompanying  said  notice shall be

          the name of an  arbitrator  selected by the party demanding arbitration.  By March 31,  2006,  the other party shall be required to name an arbitrator,  and by April 15, 2006, the two arbitrators  so  selected  shall  name  a third neutral arbitrator; and  if  they  are  unable  to  agree,  a third neutral arbitrator must be named by April 25, 2006, by the presiding justice of the Rhode Island Superior Court upon

          joint application of  the  parties.   The arbitrators shall

          commence the  arbitration  proceedings  forthwith and their majority decision, which shall be binding upon the parties,

          shall  be  issued  no  later   than  May  31,  2006.    All

          arbitration proceedings shall  be  conducted at Providence,

          Rhode  Island  under  rules  of  the  American  Arbitration

          Association, except as such  rules  may  be modified by the

          provisions of this  paragraph.    If  neither party demands

          arbitration,  the  Lease  Agreement  shall  be  immediately cancelled as of June  1,  2006,  and  Lessor shall have the right  to  purchase  all  of  the  Billboard  structures as provided hereinafter.  Any  such  agreement by the parties,

          or any arbitration in lieu  of said agreement, shall be for each year of the next ensuing five (5) year period, so that the necessity for  negotiating  new  monthly rates for each annual period will be eliminated.  The rental for each year of said five (5) year period may vary.  The same procedures shall apply at the  expiration  of each additional five (5)

          year period during the term  of  this Lease Agreement.  The cost of such arbitration is  to  be paid by the party whose rates for said five  (5)  year  period in question in total are the furthest from the decision of the arbitrator.

                    (c)  All fixed monthly  rental  payments shall be

          made monthly in  advance  on  the  first  day of each month during the term of the Lease Agreement.

          4.   Except as herein amended,  said  Lease Agreement dated June

      25, 1985  as  heretofore  amended  shall  remain  in  full force and effect.

          IN  WITNESS  WHEREOF,  the  parties  hereto  have  executed this

      Amendment as of the 13th day of March, 1995.

                                        TRI-STATE DISPLAYS, INC.



                                        By/s/ Barbara J. Dreyer

                                          Barbara J. Dreyer, President



                                        WHITECO OUTDOOR ADVERTISING, a
                                        Division of Whiteco Industries,
                                        Inc.


                                        By/s/ Jack A. Dodds

      STATE OF RHODE ISLAND

      COUNTY OF PROVIDENCE

          In  Providence  on  the  11th  day  of  April,  1995,  before me personally  appeared  Barbara  J.  Dreyer,  President  of  Tri-State

      Displays, Inc.,  to  me  known  and  known  by  me  to  be the party executing the foregoing  instrument,  and  did acknowledge that said instrument by her executed was  her  free  act and deed and the free act and deed of Tri-State Displays, Inc.

                                        /s/ Joseph R. DiStefano

                                        Notary Public

      STATE OF INDIANA

      COUNTY OF LAKE

          In Lake on the  18th  day  of  April, 1995, before me personally appeared Jack  A.  Dodds,  Sr.  Vice-Pres.Administration  of Whiteco

      Industries, Inc.,  (Whiteco  Outdoor  Advertising  Division),  to me

      known and known  by  me  to  be  the  party  executing the foregoing instrument, and did acknowledge that said instrument by him executed was his free act  and  deed  and  the  free  act and deed of Whiteco

      Industries, Inc.

                                        /s/ Mary Ellen Kupsik

                                        Notary Public

                                  EXHIBIT 22

                           CAPITAL PROPERTIES, INC.
                           One Hospital Trust Plaza
                                   Suite 920
                       Providence, Rhode Island   02903
                             Phone (401) 331-0100


                                 June 30, 1995





          To the Shareholders of
          Capital Properties, Inc.:

          I regret to report to you the resignation for personal reasons earlier this week of Joseph R. DiStefano as President and as a director of Capital Properties, Inc. (the "Company"). Joe was affiliated with the Company and its predecessors for nearly thirty years and was instrumental in establishing the Company as the largest private landowner and lessor in Capital Center in downtown Providence. His services will be missed.

          At a special meeting held today the board of directors elected me to fill the vacancy on the board created by Joe's resignation, and I will serve as Chairman of the Board without compensation or director fees. My wife, Linda, and I are the owners of a majority of the outstanding common stock of the Company; I am an attorney and am Chairman of Providence and Worcester Railroad Company. My wife is Vice President of the Company and will continue in that office.

          The board also elected Barbara J. Dreyer, who has for many years served as Secretary, Treasurer and chief financial officer of the Company, as President and Treasurer, and Edwin G. Torrance and Stephen J. Carlotti, both partners in the Providence law firm of Hinckley, Allen & Snyder, as Secretary and Assistant Secretary, respectively. Messrs. Torrance and Carlotti will serve without compensation.

          I am confident that the Company's primary business, that of leasing its Capital Center parcels as that project continues to develop, will be ably administered by the officers and board of directors.

          I should also report to you, as recommended by the board and as permitted by the Company's articles of incorporation, my wife, Linda, and I, as the owners of a majority of the outstanding common stock of the Company, have voted our shares to effect three amendments to the Company's by-laws:

          To the Shareholders of
          Capital Properties, Inc.
          June 30, 1995

          Page Two


               1. To  change  the  date  for  the  annual stockholders
                  meeting to the Tuesday preceding the last Wednesday in April of each year.

               2. To  provide  for  the  holding  of  quarterly  board
                  meetings on the day of the annual stockholders meeting and on the Tuesday preceding the last Wednesday in the months of July, October and January.

               3. To provide that  special  meetings  of  the board of
                  directors may be called by the Chairman of the Board, the President, any Vice President or the Treasurer.

          The full texts of the amendments are available to any stockholder uponrequest.

          I  appreciate   your   continuing   confidence   in  Capital
          Properties, Inc.

                                               Very truly yours,

                                               /S/ Robert H. Eder

                                               Robert H. Eder
                                               Chairman of the Board