Form 10QSB
period 1995-09-30
CAPITAL PROPERTIES INC /RI/
filed 1995-11-08
CIK 202947

U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


        X QUARTERLY REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1995

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


            As of November 6, 1995, the registrant had 1,000,000 shares of common stock outstanding.


       Transitional small business disclosure format (check one).
       YES       NO  X  .

                                  PART I


   Item 1. Financial Statements


           CAPITAL PROPERTIES, INC. AND SUBSIDIARY

           CONSOLIDATED BALANCE SHEET
           SEPTEMBER 30, 1995
           (Unaudited)


           ASSETS

           Properties and equipment (net of accumulated
             depreciation)(Note 3).......................... $ 9,467,000
           Cash and cash equivalents........................     878,000
           Note receivable, Providence and Worcester
             Railroad Company (Note 4)......................   4,662,000
           Other receivables (Note 5).......................     168,000
           Accrued rental income of $8,592,000 less
             amount for which realization is not
             assured of $8,345,000 (Note 6).................     247,000
           Prepaid and other................................     214,000
                                                             $15,636,000


           LIABILITIES AND SHAREHOLDERS' EQUITY

           Liabilities:
             Accounts payable...............................      38,000
             Accrued expenses:
              Property taxes................................     515,000
              Other.........................................     134,000
             Deferred income taxes (Note 7).................   1,445,000
                                                               2,132,000

           Commitment (Note 8)

           Shareholders' equity:
             Common stock, $1 par; authorized, issued
              and outstanding 1,000,000 shares..............   1,000,000
             Capital in excess of par.......................  10,828,000
             Retained earnings..............................   1,676,000
                                                              13,504,000
                                                             $15,636,000





           See notes to consolidated financial statements.

     CAPITAL PROPERTIES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
     (Unaudited)

                                                       Three Months Ended        Nine Months Ended
                                                          September 30             September 30
                                                         1995       1994         1995         1994
      Income:
       Rentals (Note 5)............................   $ 439,000   $375,000    $1,320,000   $1,135,000
       Garage and surface parking revenues.........     112,000     97,000       363,000      319,000
       Interest:
        Providence and Worcester Railroad Company..     157,000    209,000       552,000      634,000
        Other......................................      10,000      3,000        26,000       11,000
       Gain on sale of properties and equipment....                               75,000
                                                        718,000    684,000     2,336,000    2,099,000


     Expenses:
       Expenses applicable to:
        Rental income..............................     269,000    167,000       625,000      456,000
        Garage and surface parking.................     282,000    157,000       595,000      474,000
       General and administrative..................     208,000    269,000       931,000      814,000
       Interest....................................      28,000     51,000       124,000      148,000
                                                        787,000    644,000     2,275,000    1,892,000

     Income (loss) before income taxes.............     (69,000)    40,000        61,000      207,000

     Income tax expense (benefit) .................     (41,000)    (5,000)       24,000       83,000

     Net income (loss).............................   $ (28,000)  $ 45,000    $   37,000   $  124,000


     Earnings (loss) per common share..............      $(.03)     $.05          $.04        $.12

     Dividends per common share....................      $ -0-      $-0-          $.10        $.10


     See notes to consolidated financial statements.

     CAPITAL PROPERTIES, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
     (Unaudited)

                                                     1995           1994
     Cash flows from operating activities:
       Net income...........................      $   37,000     $ 124,000
       Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
         Depreciation ......................         274,000       286,000
         Gain on sale of properties and
          equipment.........................         (75,000)
         Deferred income taxes .............         (90,000)      (93,000)
         Other, principally net changes in
          other receivables, accounts
          payable and accrued expenses......         (20,000)      (65,000)
       Net cash provided by
        operating activities................         126,000       252,000


     Cash flows from investing activities:
       Purchase of properties and
        equipment...........................         (10,000)      (22,000)
       Proceeds from:
        Collection of note receivable.......       2,020,000       383,000
        Sale of properties and equipment....         138,000
       Net cash provided by investing
        activities..........................       2,148,000       361,000


     Cash flows from financing activities,
       payment of:
        Note payable, bank..................      (2,053,000)     (543,000)
        Dividends...........................        (100,000)     (100,000)
       Net cash used in financing
        activities..........................      (2,153,000)     (643,000)

     Increase (decrease) in cash and
       cash equivalents.....................         121,000       (30,000)
     Cash and cash equivalents, beginning...         757,000       813,000
     Cash and cash equivalents, ending......      $  878,000     $ 783,000


     Supplemental disclosure, cash paid for:

       Interest.............................      $  119,000     $ 144,000

       Income taxes.........................      $  280,000     $ 234,000
</TALE>


     See notes to consolidated financial statements.


        CAPITAL PROPERTIES, INC. AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited)


    1. In the opinion of management, the accompanying interim consoli-dated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three and nine months ended
        September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.


    2. Results for interim periods may not be necessarily indicative of the results to be expected for the year.


    3.  Properties and equipment:

             Properties and equipment on
              lease or held for lease:
              Land and land improvements..........   $ 6,140,000
              Buildings and structures............       325,000
              Equipment, petroleum storage
               tanks..............................     4,163,000
                                                      10,628,000
             Other:
              Land and land improvements..........       192,000
              Buildings, principally parking
               garage.............................     2,536,000
              Equipment...........................        83,000
                                                       2,811,000
                                                      13,439,000
             Less accumulated depreciation:
              Properties and equipment on
               lease or held for lease............     3,410,000
              Other...............................       562,000
                                                       3,972,000
                                                     $ 9,467,000

    4.  Note receivable, Providence and Worcester Railroad Company:

        During the second quarter of 1995, Providence and Worcester Railroad Company (Railroad) informed the Company that it had secured a commitment from a bank which would enable it to borrow funds in an amount sufficient to prepay the entire balance of
        Railroad's note to the Company at an interest rate significantly below the 12% rate of the note. The Company and Railroad negotiated a reduction of the interest rate to 10% upon the Railroad's prepaying $l,800,000 on its note, which prepayment was made in August 1995. The Company used the proceeds to prepay in full its note payable to a bank in the amount of $l,755,000.

        CAPITAL PROPERTIES, INC. AND SUBSIDIARY

        (Unaudited)


    4.  Note receivable, Providence and Worcester Railroad Company
        (continued):

        The prepayment by Railroad and the interest rate adjustment results in a current monthly payment over the remaining term of twelve years by Railroad of principal and interest of $55,000.


    5.  Other receivables:

             Rentals, principally tenant
              property tax reimbursement.........    $ 129,000
             Interest, Providence and
              Worcester Railroad Company.........       39,000
                                                     $ 168,000

    6.  Description of leasing arrangements:

        At September 30, 1995, the Company has entered into land leases for three separate land parcels with remaining terms of up to 98 years. The Company also leases petroleum storage facilities and various parcels of land for surface parking.

        Prior to March 1995, the Company leased various parcels of land for outdoor advertising to two tenants. During March 1995, one tenant acquired the other tenant, and the Company extended the term of its current lease with the remaining tenant to 2023.

        For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the initial 32 to 102 year terms of the leases) amounted to $8,592,000 at September 30, 1995. Commencing in 1992, management has been able to conclude that a portion of the excess of straight-line over contractual rentals ($247,000 through September 30, 1995) is realizable when payable over the terms of the leases.


    7.  Income taxes:

        Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities at September 30, 1995 were as follows:

        CAPITAL PROPERTIES, INC. AND SUBSIDIARY

        (Unaudited)


    7.  Income taxes (continued):

               Gross deferred tax liabilities:
                 Property having a financial
                  statement basis in excess of
                  its tax basis...................   $1,509,000
                 Excess of straight line over
                  contractual rental income.......       99,000
                                                      1,608,000
               Gross deferred tax assets,
                principally professional fees.....     (163,000)
                                                     $1,445,000

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

         Effective October 1, 1991, the Company's petroleum terminal storage facilities were leased under a five-year lease under which the tenant has the right to extend the lease term for an additional five years. At any time during the first five years of the lease, the tenant can exercise an option to purchase the petroleum terminal storage facilities. The purchase price during the first year of the lease was $4,500,000 and is increased by an inflation factor in each of the remaining four years ($4,961,000 at September 30, 1995). The Company has received from the tenant notification of the tenant's termination of the lease at September 30, 1996. However, the tenant has continued discussions with the Company to extend the lease for a two-year period with no increase in the annual rental. The notice of termination of the lease does not affect the tenant's right to purchase the petroleum terminal storage facilities, which right expires September 30, 1996. In the event the tenant and the Company do not extend the lease, the Company believes it will have sufficient time to locate a successor tenant.

         In August 1994, a leak was discovered in a 25,000 barrel storage tank at the petroleum terminal storage facilities which allowed the escape of a small amount of fuel oil. The tank was emptied, and all required notices were made to the appropriate environmental agency. The soil contamination was contained underneath the tank, and monitoring wells have to date shown no degradation of the area's groundwaters. The Company is presently in discussions with the applicable governmental agency to determine what additional remediation, if any, is necessary at this time. However, the Company does not anticipate that any additional costs for remediation, if any, will be significant. The costs associated with this leak to date total $82,000, which costs were shared equally between the tenant and the Company.

         During the second quarter of 1995, Providence and Worcester Railroad Company (Railroad) informed the Company that it had secured a commitment from a bank which would enable it to borrow funds in an amount sufficient to prepay the entire balance of

         Railroad's note to the Company at an interest rate significantly below the 12% rate of the note. The Company and Railroad negotiated a reduction of the interest rate to 10% upon the Railroad's prepaying $l,800,000 on its note, which prepayment was made in August 1995. The Company used the proceeds to prepay in full its note payable to a bank in the amount of $l,755,000. The prepayment by Railroad and the interest rate adjustment resulted in a current monthly payment over the remaining term of twelve years by Railroad of principal and interest of $55,000. The concurrent prepayments resulted in no significant change to the Company's net cash flow on a monthly basis.


         Results of operations:

         For the three and nine months ended Septemter 30, 1995, total income increased approximately 5% and 11%, respectively, over the 1994 level. The increase in rental income resulted principally from scheduled rental increases in long-term land leases and the recognition of the excess of straight-line over contractual rents associated with said leases. Also included in total income for the nine months ended September 30, 1995, is $75,000 resulting from the sale of properties and equipment, principally the Company's only billboard which was sold to its tenant. Such increases were offset in part by a decrease in interest income on the note receivable from Railroad resulting from voluntary prepayments.

         For the three and nine months ended September 30, 1995, expenses applicable to rental income increased approximately 37% and 61%, respectively, over the 1994 level due principally to (1) previously deferred engineering costs incurred in connection with the proposed paving of one of the Company's parcels, which project was abandoned when it was determined that the cost of regulatory environmental requirements would not make the project viable and (2) an unanticipated increase in property taxes (approximately $126,000 on an annual basis).

         For the three and nine months ended September 30, 1995, expenses applicable to garage and surface parking increased approximately 80% and 26%, respectively, over the 1994 level due to an unanticipated increase in taxes (approximately $139,000).

         The Company has filed an appeal of the increase in property taxes and is unable to determine if the appeal will result in the lowering of the taxes.

         For the three months ended September 30, 1995, general and administrative expenses decreased approximately 23% due principally to a decrease in payroll and related costs resulting from a reduced number of employees offset in part by an increase in professional fees incurred in connection with the condemnation case which is currently being retried. For the nine months ended September 30, 1995, general and administrative

         expenses  increased  approximately  14%   over  the  1994  level
         resulting from the increase in professional fees as described above.

         The Company had two notes payable outstanding with a bank, one of which was fully prepaid in September 1994 and the other of which was fully prepaid in August 1995.

         Future cash outlays for income taxes will be a more significant portion of total tax expense and presently exceed tax expense for financial reporting purposes. This results principally from the recognition of rental income on a contractual basis for tax reporting purposes and to additional depreciation claimed for financial reporting purposes.

                                    PART II


          Item 6.  Exhibits and Reports on Form 8-K

                   (a) Exhibits

                       (3) (a) Articles of incorporation (incor-porated by reference to Exhibit 3 to the Issuer's annual report on Form 10-K for the year ended December 31, 1988).

                            (b) By-laws, as amended (incorporated by reference to Exhibit 3(b) to the Issuer's quarterly report on Form 10-QSB for the quarter ended June 30, 1995).

                       (10) (a)  Note  from  Providence  and Worcester
                            Railroad Company  to  Issuer dated January
                            1,  1988  (incorporated  by  reference  to
                            Exhibit  10(a)  to   the  Issuer's  annual
                            report on Form  10-KSB  for the year ended
                            December 31, 1992).

                            (b) Lease  between  Whiteco Metrocom, Inc.
                            and Issuer  dated  June  25,  1985 (incor-
                            porated by reference  to  Exhibit 10(b) to
                            the Issuer's annual  report on Form 10-KSB
                            for the year  ended  December 31, 1992) as
                            amended by agreement  dated March 13, 1995
                            (incorporated  by   reference  to  Exhibit
                            10(c) to the Issuer's quarterly report on Form 10-QSB for the quarter ended June 30,
                            1995).

                            (c)  Leases  between  Metropark,  Ltd. and
                            Issuer:

                                 (1)  Dated  November 10, 1994 (incor-
                            porated by reference to Exhibit 10(c)(i) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1994).

                                 (2)  Dated  November 10, 1994 (incor-
                            porated by reference to Exhibit 10(c)(ii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1994).

                                 (3)  Dated  November 10, 1994 (incor-
                            porated by reference to Exhibit 10(c)(iii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1994).

                   (b)  Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                SIGNATURES



              In  accordance  with  the requirements of the Exchange

        Act, the issuer  caused  this  report  to  be  signed on its behalf by the undersigned, thereunto duly authorized.



                                     CAPITAL PROPERTIES, INC.



                                     By /s/ Barbara J. Dreyer
                                       Barbara J. Dreyer
                                       President, Treasurer and
                                       Principal Financial Officer


        DATED:  November 6, 1995