Form 10KSB
period 1995-12-31
CAPITAL PROPERTIES INC /RI/
filed 1996-03-22
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-KSB

  X	 	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    		EXCHANGE ACT OF 1934
		    For the fiscal year ended December 31, 1995
                                 		OR
	    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
		    SECURITIES EXCHANGE ACT OF 1934
		    For the transition period from 		 to

Commission File Number  0-9380

                    				CAPITAL PROPERTIES, INC.
			          (Name of small business issuer in its charter)

    			Rhode Island	 	                           				05-0386287
(State or other jurisdiction of		     		(IRS Employer Identification No.)
incorporation or organization)

One Hospital Trust Plaza, Suite  920, Providence, Rhode Island      02903
(Address of principal executive offices)                        	(Zip Code)

Issuer's telephone number 		(401) 33l-0l00

Securities registered under Section 12(b) of the Exchange Act:

                                         								Name of each exchange
	        	Title of each class		                   on which registered
	   Common Stock-$1.00 par value	                Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:
                           				None
			                    	(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes    X		      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.	[X]

For the year ended December 31, 1995, the issuer's revenues totalled
$3,010,000.

As of March 1, 1996, the aggregate market value of the voting stock held by non-affiliates of the issuer was $4,062,000. (For this purpose, all directors of the issuer are considered affiliates.)

As of March 1, 1996, the issuer had 1,000,000 shares of Common Stock outstanding.

Documents Incorporated by Reference - Portions of the proxy statement for the 1996 annual meeting of shareholders are incorporated by reference into
Part III. Portions of the annual report to shareholders of Capital Properties, Inc. for the year ended December 31, 1995 are incorporated by reference into Parts I, II, and III.

Exhibit Index  -  Page III-2.

Transitional Small Business Disclosure Format.  Yes	      	No  X

                                 PART I

Item 1.  -  Description of the Business

Business Development

   	The Issuer was organized as a business corporation under the laws of Rhode

Island in 1983 as Providence and Worcester Company and is the successor by merger in 1983 to a corporation also named Providence and Worcester Company which was organized under the laws of Delaware in 1979.  The Issuer's corporate name was changed to Capital Properties, Inc. in 1984.

Business of Issuer

   	The Issuer conducts petroleum terminal operations (see "Petroleum Terminal

Property" in Item 2 below), owns certain properties in downtown Providence,

Rhode Island (see "Land Under Long-Term Leases," "Land Under Short-Term

Leases," and "Land Available for Leasing" in Item 2 below) and operates a public parking garage and other downtown Providence properties as public parking facilities (see "Parking Garage" in Item 2 below).

	   The Issuer owns all of the outstanding capital stock of Tri-State

Displays, Inc., through which the Issuer conducts a business which consists of the leasing of land for boards along interstate and primary highways for outdoor advertising purposes.

   	References hereinafter to the "Issuer" are, unless the context indicates otherwise, collectively to the Issuer and its wholly-owned subsidiary and its predecessors.

Miscellaneous

   	For information relating to the Issuer's dependence on one or a few major customers, see Note 5 of Notes to Consolidated Financial Statements in the

Issuer's 1995 Annual Report to shareholders attached hereto as Exhibit 13

(hereinafter referred as the "1995 Annual Report"), which note is incorporated herein by reference.

	   During the last two years, no monies were expended by the Issuer and its subsidiary on material research and development activities.

   	Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment,

or otherwise relating
to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Issuer.

    	On December 31, 1995, the Issuer employed a total of 4 persons.

Item 2.  -  Description of Property

Principal Facilities

    	The Issuer's principal executive offices occupy 2,300 square feet in premises located in Providence, Rhode Island and held under a lease expiring in March 1998.

Investment Policies

    	The Issuer has no established policy for the purchase of additional developed or undeveloped property.  However, should suitable parcels become available in the general area of the Issuer's current land holdings, the

Issuer would consider such an acquisition depending on current levels of cash and the availability of financing.  Any properties acquired would most likely be leased primarily to developers under long-term leases.

Description of Real Estate and Operating Data

    	All of the properties described below (except the petroleum terminal property) are shown on a map on page 5 of the Issuer's 1995 Annual Report,

which map is incorporated herein by reference.

    	All the properties described below are owned in fee by the Issuer.  There are no mortgages, liens or other encumbrances on such properties except for

Parcel 22.

    	In the opinion of management, all of the properties described below are adequately covered by insurance.  Insurance is also required of all tenants,

with the Issuer being named as an additional insured.

Petroleum Terminal Property  -  The Issuer holds title to approximately 8 acres of land fronting on the Seekonk River in East Providence, Rhode Island.

The property is used and operated primarily as a petroleum terminal with aggregate storage capacity of 342,000 barrels.  Although the Issuer has no present plan therefor, the property can be further developed to contain several additional storage tanks.

    	Additionally, the Issuer has the perpetual right to use the Wilkesbarre

Pier in the Port of Providence and its deep-water berth for receiving petroleum products by tanker,
and the perpetual right to transport such products from the Pier to its terminal property through pipelines owned by a third party.  The Issuer also has the right to use a barge dock in the Seekonk River owned by a third party for the off-loading of petroleum products.

    	This property is the only independent petroleum storage terminal facility with deep-water access in the market area.

    	The terminal property is leased to a single tenant under a lease which expires on September 30, 1996.  The annual rental is $183,000 ($.53 per square foot).  The tenant has the option to purchase the terminal property during the term of the lease.  The purchase price during the first year of the lease was $4,500,000, increased by an inflation factor in each of the remaining four years ($5,100,000 at December 31, 1995).  All of the petroleum storage tanks and buildings are owned by the Issuer.

     	The following schedule sets forth certain information on the federal tax basis of that portion of the petroleum terminal property which is depreciated:

                                              	Buildings	       Tanks

	     Federal Tax Basis (cost)..............		  $191,021	     $2,246,787
     	Rate..................................	 	2.5% to 5%	   33.3% to 20%
	     Method................................    			S/L	           	S/L
     	Life (Years).......................... 			20 to 40	      	5 to 33

    	The 1995 real estate taxes, which are paid by the tenant, are $86,44l at a $34.60 per Thousand Dollars of assessed valuation tax rate.

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

    	The Parking Garage is surrounded by parcels owned by the Issuer on which there is surface parking.  (See "Land Under Short-Term Leases" below for a discussion of future development.)  Several of these parcels are leased to the firm mentioned above.

Also, there is a parking garage under an apartment building adjacent to the

Parking Garage which, at this time, is available for public parking.  However,

since the apartment building is fully occupied, its garage is not a competitive factor.  A 1,680-car parking garage, constructed in connection with the Convention Center Project in downtown Providence, opened in 1992 but has not affected the operations of the Issuer's Parking Garage and adjacent parking facilities.

    	The federal tax basis of the Parking Garage (exclusive of the underlying land) is $2,500,000, which is being depreciated on the straight-line method at the rate of 2.5% over a 40-year life.

    	The 1995 real estate taxes are $87,212 on the Parking Garage and

$160,949 on the underlying land using a $28.17 per Thousand Dollars of assessed valuation tax rate.

    	Land Under Long-Term Leases  -  The Issuer owns approximately 20.5 acres of land within the Capital Center Project area of downtown Providence,

including 1.9 acres of air rights over Amtrak's Northeast Corridor railroad tracks which run through downtown Providence.  (The land underlying the

Parking Garage described above is also included in this acreage.)  See the map on page 5 of the Issuer's 1995 Annual Report, which map is incorporated herein by reference.

    	At December 31, 1995, land leases for three separate land parcels within this area have commenced with remaining terms of up to 97 years.  These leases have scheduled rent increases over their terms.  For further information on the development of these parcels by the tenants, reference is made to the President's Report at pages 2 and 3 in the Issuer's 1995 Annual

Report, which report is incorporated herein by reference.

    	Land Under Short-Term Leases  -  Parcels 3E, 3W, 4E and 4W in the Capital

Center Project area and Parcels 21 and 22 immediately adjacent to this area are leased to the same firm that operates the Parking Garage described above for surface parking purposes.  However, the Issuer continues to seek developers for these parcels, and these leases can be terminated on short notice should suitable development opportunities arise.

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

31, 1994.  The State's final reimbursement to the Issuer for the property taxes on this parcel was in April 1995.  The Issuer evaluated the use of the parcel for surface parking but determined it was not a viable project at this time.

    	Land Available for Lease  -  Parcel 6 in the Capital Center Project area,

which is available for lease, is operated by the Issuer for surface parking under the same management agreement described above in "Parking Garage."

Item 3.  Legal Proceedings

    	Petition for Assessment of Damages  -  For a discussion of the litiga-

tion currently pending with the State of Rhode Island, reference is made to the President's Report at page 3 in the 1995 Annual Report, which report is incorporated herein by reference.

    	Arbitration Proceedings  -  In 1994, a leak was discovered in a 25,000 barrel storage tank at the petroleum terminal facilities (the Facilities)

which allowed the escape of a small amount of fuel oil.  The tank was emptied and all required notices were made to the Rhode Island Department of Environ-

mental Management (the Agency).  During 1995, the tank was repaired at a cost to the Issuer of $35,000.

    	To date, monitoring wells have shown no ground water contamination, and the contamination from the leak has been limited to the soil under the tank.

The Issuer's engineering consultants (the consultants) are working with the

Agency to determine the extent of remediation. The consultants have proposed several options and have determined a range range of estimated costs (includ-

ing professional fees) to be $27,000 (for the capping of the contaminated area) to $383,000 (for the complete removal of the contaminated soil and its off-site disposal).  The Agency has advised the Issuer that it will accept the capping of the contaminated area as an appropriate remediation measure,

subject to the placement of a notice in the Issuer's deed describing the location of the
contaminated area.

    	Management is of the opinion that the terms of the lease not only make the tenant solely responsible for the payment of all costs to remediate the contaminated soil but also require the tenant to return the Facilities at the termination of the lease in a condition substantially the same as when the tenant took possession.  The tenant does not agree that it is responsible for the payment of such costs.  The lease provides for arbitration in the event that the parties cannot reach agreement.

Item 4.  Submission of Matters to a Vote to Security Holders

        	Not applicable.

                                   PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

 	       See page 23 of the Issuer's 1995 Annual Report, which page is incorporated herein by reference.

Item 6.	Managements Discussion and Analysis or Plan of Operation

       	See pages 6 through 9 of the Issuer's 1995 Annual Report, which pages are incorporated herein by reference.

Item 7.	Financial Statements

       	The following consolidated financial statements of the Issuer and its subsidiary, set forth at pages 11 through  21 of the Issuer's 1995 Annual

Report, are incorporated hereby reference:

       	Consolidated balance sheet - December 31, 1995

        Consolidated statements of income and retained earnings - years ended

        December 31, 1995 and 1994

       	Consolidated statements of cash flows - years ended December 31, 1995 and 1994

        Notes to consolidated financial statements - years ended December 31,

        1995 and 1994

Item 8.	Changes in and Disagreements With Accountants on Accounting and

        Financial Disclosure

        Not applicable.

                               PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons of the

        Issuer.

        For information with respect to the directors and control persons of the Issuer, see Pages  2, 3 and 4 of the Issuer's definitive proxy statement for the 1996 annual meeting of its shareholders, which pages are incorporated herein by reference.


       	The following are the executive officers of the Issuer:

                                                       				Date of First
Name	                   Age   	Office Held             Election to Office
Barbara J. Dreyer      	57	    President and Treasurer	        1995

Linda Eder	             55	    Vice President	                 1986

Edwin G. Torrance	      64	    Secretary	                      1995

       	All officers hold their respective offices until their successors are duly elected and qualified.  Ms. Dreyer served as Secretary-Treasurer of the

Issuer from 1987 until her election to the office of President and Treasurer in 1995.

Item 10.	Executive Compensation.

        	See page 3 of the Issuer's definitive proxy statement for the 1996 annual meeting of its shareholders, which page is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

         See page 4 of the Issuer's definitive proxy statement for the 1996 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

         See pages 3, 4 and 5 of the Issuer's definitive proxy statement for the 1996 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 13.	Exhibits And Reports on Form 8-K

        	(a)	Index of Exhibits:

             (3)	(a) Articles of Incorporation (incorporated by reference to
                 Exhibit 3 to the Issuer's annual report on Form 10-K for
                 the year ended December 31, 1988).

                                    III-1

            				(b) By-laws, as amended (incorporated by reference to Exhibit
                3(b) to the Issuer's quarterly report on Form 10-QSB for the quarter ended June 30, 1995).

         		(10)	Material contracts:

		             	(a) Note from Providence and Worcester Railroad Company to
             			Issuer dated January 1, 1988 (incorporated by reference to
                Exhibit 10(a) to the Issuer's annual report on Form 10-KSB
                for the year	ended December 31, 1992) as modified by
                Agreement dated August 16, 1995; see page III-4.

              		(b) Lease between Whiteco Metrocom, Inc. and Issuer dated
                June 25, 1985 (incorporated by reference to Exhibit 10(b) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1992) as amended by agreement dated March 12, 1995 (incorporated by reference to Exhibit 10(c) to the Issuer's quarterly report on Form 10-QSB for the quarter ended June 30, 1995).

		             	(c) Leases between Metropark, Ltd., and Issuer:

                 			(1)	Dated November 30, 1995; see page III-5.

                				(2)	Dated November 10, 1994 (incorporated by reference
                        to	Exhibit 10(c) (ii) to the Issuer's annual report
                        on Form 10-KSB for the year ended December 31, 1994).

                				(3)	Dated November 10, 1994 (incorporated by reference to
                     			Exhibit 10(c) (iii) to the Issuer's annual report on
                        Form 10-KSB for the year ended December 31, 1994).

          		(13)	Annual report to shareholders for the year ended December 31,

                	1995; see page III-6.

          		(21)	Subsidiary of the Issuer; see page III-7.

          		(99)	Plan of the Issuer's parcels in downtown Providence
              			(incorporated by reference to page 5 of the Issuer's annual
                 report to

                                         III-2
             			shareholders for the year ended December 31, 1995), filed as
                Exhibit 13 hereto.

      	(b)  	For the quarter ended December 31, 1995, no reports on Form 8-K
           		were filed.

                                        III-3

                              EXHIBIT 10 (a)

                   FIRST PROMISSORY NOTE MODIFICATION AGREEMENT


    	This First Promissory Note Modification Agreement is entered into as of

August 16, 1995, by and between PROVIDENCE AND WORCESTER RAILROAD COMPANY, a

Rhode Island corporation (hereinafter referred to as "Maker"), which is the successor by merger to P&W Acquisitions, Inc., also a Rhode Island corpora-

tion, and CAPITAL PROPERTIES, INC., a Rhode Island corporation (hereinafter referred to as the "Payee").

                                WITNESSETH:

    	WHEREAS, P&W Acquisitions, Inc. has heretofore executed and delivered to the Payee a promissory note dated January 1, 1988 in the original principal amount of $9,377,311.00; and

    	WHEREAS, P&W Acquisitions, Inc. was merged with and into the Maker, and the Maker assumed all obligations of P&W Acquisitions, Inc. under said promissory note dated January 1, 1988; and

    	WHEREAS, several prepayments of principal have previously been made on said promissory note, and on August 16, 1995 the Maker made an additional principal prepayment in the amount of $1,800,000, which reduced the outstand-

ing principal balance of said promissory note as of said date to

$4,681,253.51; and

    	WHEREAS, the Maker has agreed to make, on or before September 1, 1995,

and the Payee has agreed to accept, in satisfaction of the Maker's payment obligations under said promissory note through September 1, 1995 (i) an additional principal payment in the amount of $19,037.99, which will reduce the outstanding principal balance of said promissory note to $4,662,215.52,

and (ii) an interest payment in the amount of $53,211.90, consisting of

                                    III-4

$32,406.30 (representing interest at the rate of 12% per annum accrued on the outstanding principal balance of said promissory note through August 15,

1995) and $20,805.60 (representing interest at the rate of 10% per annum accruing on the outstanding principal balance of said promissory note during the period August 16-August 31, 1995); and

    	WHEREAS, Maker and Payee wish to modify said promissory note to reflect the foregoing as well as other modifications agreed to by Maker and Payee;

    	NOW, THEREFORE, the Maker and Payee hereby mutually agree to modify said promissory note dated January 1, 1988 in the following manner, effective

September 1, 1995 and subject to the prior payment by the Maker to the Payee of the principal and interest referred to in the fourth preamble, above:

    	1.	The caption and first paragraph of said promissory note are hereby amended to read as follows:

                           "Promissory Note
$4,662,215.52	                                   Providence, Rhode Island
		                                              	September 1, 1995

   		For Value Received, Providence and Worcester Railroad Company, a

Rhode Island corporation (hereinafter referred to as "Maker"), promises to pay to the order of Capital Properties, Inc., a Rhode Island corporation

(hereinafter referred to as "Payee"), the principal sum of Four Million Six

Hundred Sixty-two Thousand Two Hundred Fifteen and 52/100 Dollars

($4,662,215.52), payable at the times hereinafter specified, together with interest, in arrears, from the date hereof on the unpaid principal balance from time to time outstanding and on all unpaid installments of interest, whether before or after the maturity of or default under this note,

at the rate of ten percent (10%) per annum."

    	2.	The third paragraph of said promissory note is hereby amended to read as follows:

      		"Principal and interest hereunder shall be payable in one hundred forty-seven (147) consecutive monthly installments in the amount of

$54,938.47 each commencing on the first day of October, 1995 and continuing on the first day of each month thereafter through and including the first day of December 2007, and one (1) final installment of the entire unpaid balance of principal and interest on the first day of January 2008."

    	3.	The fifth paragraph of said promissory note is hereby amended to read as follows:

			    "This note may be prepaid at any time, in whole or in part, without penalty or premium, subject to the giving to the Holder of not less than ten

(10) days' prior written notice thereof.  All sums paid under this note shall be applied first to any interest, fees, expenses and other charges then due and unpaid, in such order as the Holder shall determine, with the remaining balance, if any, to be applied to unpaid principal in the manner hereinafter specified.

     			In the event of any partial prepayments of principal hereunder

(including, but not limited to, prepayments as a result of the payment to the Holder of the proceeds of insurance on, condemnation of, or sale of, any property at any time serving as security for this note or any sales of real property or any interest in real property by the Maker):

			         (i)	the first $200,000 of such prepayments will be applied so

that the monthly payments of principal and interest otherwise thereafter becoming due hereunder shall be recalculated to the end that the outstanding principal balance of this note remaining after such prepayment shall,

together with all interest accruing thereon at the rate above specified, be paid over the then remaining term of this note in equal monthly installments;

and

         			(ii)	any additional prepayments of principal on this note over

and above the first $200,000 referred to in clause (i) will, to the extent of fifty percent (50%) thereof, be applied as set forth in clause (i), above,

and fifty percent (50%) thereof shall be applied to installments of this note in the inverse order of their maturity (as recalculated in accordance with clause (i)).

        			At any time following written notice from the Holder, the Maker shall apply fifteen percent (15%) of the net proceeds from any sale of real property or any interest in real property, other than real property or any interest in real property encumbered by the Mortgage (as hereinafter defined)

as a prepayment of principal of this note, such prepayments to be applied in the manner and with the result set forth in clause (ii),  above.  The Holder shall have the right, from time to time, to give, withdraw and reinstate any such notice."

    		4. The seventh paragraph of said promissory note is hereby amended to read as follows:

       		"This note is secured by a Mortgage Deed of the Maker effective

January 1, 1988 which grants to the Payee a mortgage lien on certain real estate and improvements thereon of the Maker (the "Mortgage")."

     		5.	The eighth paragraph of said promissory note is hereby amended to read as follows:

       			"Payee and any successor Holder may assign, transfer or negotiate this note and any security for the performance of Maker's obligations hereunder, and in such event all the provisions of this note and the Mortgage shall inure to the benefit of and may be exercised by or on behalf of the successor Holder, and all payments of principal and of interest due and to become due under this note shall not thereafter be subject to any defense,

counterclaim or set-off which Maker may have against any prior Holder."

    		6.	Clause 1 of the ninth paragraph of said promissory note is hereby amended to read as follows:

				     "1.	Nonpayment of any installment of principal and/or interest due under this note when it shall become due and payable (no prior demand there-

for being necessary) and such nonpayment shall have continued for more than ten (10) days after notice thereof from Holder to Maker."

    		7.	Clause 2 of the ninth paragraph of said promissory note is hereby amended to read as follows:

				     "2.	Nonpayment of any other sum payable under this note, the Mortgage,

or any other documents, instruments or agreements ("Other Documents") now or hereafter securing this note or executed by Maker or any other person, corp-

oration or other entity now or hereafter liable, absolutely or contingently,

for the whole or any part of the indebtedness evidenced by this note, includ-

ing, without limitation, any guarantor(s) hereof  (an "Other Liable Party") in connection herewith, and, unless a different grace or notice period is elsewhere specified, such nonpayment shall have continued for more than ten (10) days after notice thereof from Holder to Maker."

    	8.	Clause 3 of the ninth paragraph of said promissory note is hereby amended to read as follows:

		     	"3.	Nonperformance or nonobservance of any of the other covenants,

agreements or conditions of the Mortgage or any of the Other Documents, and

unless a different grace or notice period is elsewhere specified, such nonperformance or nonobservance shall have continued for more than thirty

(30) days after notice thereof from Holder to Maker; provided, however, that if (a) the curing of such default cannot be accomplished with due diligence within said thirty (30) day period, (b) Maker commences to cure such default promptly after receipt of notice thereof from Holder and thereafter diligent-

ly and continuously prosecutes the cure of such default, and (c) the extens-

ion of the period for effecting a cure will not result in any material impairment of any property given as security as for this note, the value thereof or Holder's lien thereon, then such period of thirty (30) days shall be extended for such period of time as Holder reasonably deems necessary for

Maker so acting to cure such default; provided further, however, such extended cure period shall not be applicable to any default which may be cured by the payment of money. The foregoing shall not be deemed to provide a grace or notice period for nonperformance or non-

observance of any covenant, agreement or condition which is specifically listed as an Event of Default in any other paragraph of this note."

    		9.	Clause 4 of the ninth paragraph of said promissory note is hereby amended to read as follows:

     			"4.	The occurrence of any "Event of Default" under the Mortgage, or any of the Other Documents, or the occurrence of any event or condition which would entitle Holder to exercise any of its remedies under the Mortgage or any of the Other Documents."

    	10.	Clause 6 of the ninth paragraph of said promissory note is hereby amended to read as follows:

			      "6.	The property mortgaged, pledged or otherwise given pursuant to the Mortgage or any of the Other Documents to secure this note or any portion thereof or any interest therein is conveyed, voluntarily encumbered or other-

wise transferred in any way without the prior written consent of the Holder."

    	11.	Clause 7(a) of the ninth paragraph of said promissory note is hereby amended to read as follows:

     				"(a)  that certain Master Agreement dated November 30, 1987 among P&W

Acquisitions, Inc., the Payee and the Maker;"

    	12.	Clause 7(b) of the ninth paragraph of said promissory note is hereby amended to read as follows:

			     "(b) any of the Mortgage or Other Documents;"

    	13.	Clause 8 of the ninth paragraph of said promissory note is hereby amended to read as follows:

      			"8.	The occurrence of any "event of default" under any document,

agreement or instrument now or hereafter (a) evidencing or securing any other obligation or indebtedness of Maker or any Liable Party to Holder now exist-

ing or hereafter arising or (b) evidencing any obligation or other indebted-

ness secured in whole or in part by any or all of the property covered by the

Mortgage or Other Documents, or the nonpayment, nonperformance or nonobser-

vance of any of the covenants, agreements or conditions of any such documents, agreements or instruments, which nonpayment, nonperformance or nonobservance shall have continued beyond the expiration of any applicable grace or notice period, or the occurrence of any event or condition which would entitle the obligee of or under any such documents, agreements or instruments to exercise any of its remedies thereunder."

    	14.	Clause 11 of the ninth paragraph of said promissory note is hereby amended to read as follows:

			      "11.  The dissolution, liquidation or termination of existence of

Maker or any Other Liable Party or a sale of assets of Maker or any Other

Liable Party out of the ordinary course of business."

    	15.	The thirteenth paragraph of said promissory note is hereby amended to read as follows:

			"Maker will pay the legal and other fees and expenses of the Holder reason-

ably incurred in connection with or incidental to the enforcement of any of the obligations
of Maker or rights of the Holder under this note, the Mortgage or Other

Documents or any other agreement, document or instrument now or hereafter executed in connection herewith, by litigation or otherwise; and all such fees and expenses shall be indebtedness under this note and shall be secured by the Mortgage or Other Documents."

    	16.	The fourteenth paragraph of said promissory note is hereby amended to read as follows:

			      "All provisions of this note, the Mortgage and the Other Documents are expressly subject to the condition that in no event, whether by reason of acceleration of maturity of the indebtedness evidenced hereby or otherwise,

shall the amount paid or agreed to be paid to Payee hereunder and deemed interest under applicable law exceed the maximum rate of interest on the unpaid principal balance of this note allowed by applicable law (the "Maximum

Allowable Rate"), which shall mean the law in effect on the date of this note, except that if there is a change in such law which results in a higher

Maximum Allowable Rate being applicable to this note, then this note shall be governed by such amended law from and after its effective date.  In the event that fulfillment of any provision of this note, the Mortgage or any of the

Other Documents results in the interest rate hereunder being in excess of the

Maximum Allowable Rate, the obligations to be fulfilled shall automatically be reduced to eliminate such excess.  If, notwithstanding the foregoing,

Payee or any successor Holder receives an amount which under applicable law would cause the interest rate hereunder to exceed the Maximum Allowable Rate,

the portion thereof which would be excessive shall automatically be applied to and deemed a prepayment of the unpaid balance of this note and not a payment of interest."

    	17.	A new paragraph shall be added to said promissory note, immediately following the fourteenth paragraph, as amended, reading as follows:

      			"All notices permitted or required hereunder shall be in writing and shall be deemed to have been duly given if personally delivered or if sent by telecopier or by registered or certified mail, return receipt requested and postage prepaid, addressed as follows:

       			If to the Holder, to:

         				Capital Properties, Inc.
			         	One Hospital Trust Plaza
			         	Suite 920
			         	Providence, Rhode Island  02903

         				Attn:  Barbara J. Dreyer, President

      			If to the Maker, to:

	          	Providence and Worcester Railroad Company
				        P.O. Box 16551
			        	Worcester, Massachusetts  01601

        				Attn:  Heidi J. Eddins, Secretary and General Counsel

or to such other address as the party to whom notice is to be given may have furnished to the other party in writing.  Any such notice shall be deemed to have been received (a) in the case of personal delivery or telecopier transmission, on the date of such delivery or transmission, and (b) in the case of mailing, on the next business day following such mailing."

The Maker agrees to pay any legal fees incurred by the Payee in connection with the
negotiation and preparation of this First Promissory Note Modification

Agreement.

    	Except as herein modified, said promissory note dated January 1, 1988 is hereby ratified and confirmed and shall remain in full force and effect.


    	IN WITNESS WHEREOF, each of the Maker and Payee has caused this First

Promissory Note Modification Agreement to be duly executed and delivered by its officer thereunto duly authorized as of the date first set forth above.

                                     				PROVIDENCE AND WORCESTER
						                                  	RAILROAD COMPANY


/s/Wendy Sundeen			                    		By	/s/Orville R. Harrold
Witness					                             Orville R. Harrold, President


                                  							CAPITAL PROPERTIES, INC.


/s/Gloria P. Hopkins	                   	By	/s/Barbara J. Dreyer
Witness			                              	Barbara J. Dreyer, President

                             EXHIBIT (10)(c)(i)

                                   L E A S E



           THIS INDENTURE OF LEASE made as of the       day of November,

       1995, by  and  between  CAPITAL  PROPERTIES,INC.,  a Rhode Island

       corporation  (hereinafter   referred   to   as  "Landlord"),  and

       METROPARK, LTD., a Rhode Island corporation (hereinafter referred to as "Tenant").

                         W I T N E S S E T H  T H A T:

           In consideration of the rents, covenants and agreements to be paid, kept  and  performed  by  Tenant,  as hereinafter provided,

       Landlord hereby demises and  leases  to Tenant, and Tenant hereby hires and takes from Landlord  the real property known as Parcels

       3W and 4W in the Capital  Center, in Providence, Rhode Island, as

       shown on a plan attached to  this Lease as Exhibit A (hereinafter called the "Premises").

           TO HAVE AND TO HOLD  the  Premises, together with all rights,

       privileges, easements and  appurtenances  thereunto belonging and attaching, unto Tenant for a term of one year (hereinafter called the "Term") commencing  as  of  December  1,  1995, and ending on

       November 30, 1997.

           This Lease is made  upon  the covenants and agreements herein set forth on the part of the respective parties, all of which the parties respectively agree to observe  and comply with during the term hereof.

           1.  RENTAL.

                During the period from December  1, 1995 to November 30,

       1996, Tenant  shall  pay  to  Landlord  an  annual  rental of One

       Hundred Twenty-six Thousand ($126,000) Dollars payable in monthly installments of Ten  Thousand  Five  Hundred ($10,500) Dollars on

                                    III-5
       the first day of each month.   During the period from December 1,


       1996 to November 30, 1997, Tenant shall pay to Landlord an annual rental of  One  Hundred  Thirty-two  Thousand  ($132,000) Dollars

       payable in  monthly  installments  of  Eleven  Thousand ($11,000)

       Dollars on the first day of each month.

           2.  UTILITIES AND OTHER CHARGES.

                Tenant  will  pay   directly   before  the  same  become

       delinquent all charges,  duties,  rates,  license and permit fees and other amounts of every  description  to which the Premises or any part thereof or  any  improvement  thereon erected or used by

       Tenant may, during the term  hereof, be assessed or become liable for  electricity,  refuse  collection,  telephone  or  any  other utilities or  services  or  any  connection  or  meters therefor,

       whether assessed to or  payable  by  Landlord  or Tenant.  Tenant will, within ten (10)  days  after  receipt  of written demand by

       Landlord,  furnish  Landlord  with  receipts  or  other  evidence indicating that  all  such  amounts  have  been  paid.  Provided,

       however, that Tenant shall only  be responsible for those charges and assessments which are for the  period of its occupancy of the

       Premises.

           3.  TAXES AND ASSESSMENTS.

                Landlord will pay and keep current the real estate taxes

       assessed against the premises.

           4.  COMPLIANCE WITH LAWS AND REGULATIONS.

                Tenant will at all times during the term hereof keep the

       Premises in good  order  and  a  strictly  sanitary condition and observe and  perform  all  laws,  ordinances,  orders,  rules and regulations now or hereafter  made  by any governmental authority for the time being applicable  to the Premises or any improvement
       thereon  or  use  thereof,   and   with  the  orders,  rules  and

       regulations of the National Board of Fire Underwriters or similar organization so far as  the  same  may  relate  to the use of the

       Premises, and will indemnify Landlord against all actions, suits,

       damages and claims by whomsoever brought or made by reason of the nonobservance or nonperformance of such laws, ordinances, orders,

       rules and regulations, or of this covenant.  Nothing herein shall obligate the Tenant to  construct  any additional improvements on the Premises.

           5.  INSPECTION.

                Tenant  will  permit  Landlord  and  its  agents  at all

       reasonable times during the term hereof to enter the Premises and examine the state of  repair  and  condition thereof, and the use

       being made  of  the  same.    Landlord  may  also  enter upon the

       Premises to perform any  repairs  or maintenance which Tenant has failed  to  perform  hereunder,  and  to  show  the  premises  to

       prospective  purchasers,  tenants   and   mortgagees.    Further,

       Landlord shall have the right  to  have  test borings done on the premises on  weekends,  but  done  in  such  a  manner  as not to unreasonably interfere with Tenant's business thereon.

           6.  REPAIR AND MAINTENANCE.

                Tenant will, at its own  expense,  from time to time and

       at all  times  during  the  term  hereof,  well and substantially repair, maintain, amend and keep  the Premises, together with all fixtures  and  items  of  personal  property  used  or  useful in

       connection  therewith,   with   all   necessary  reparations  and

       amendments whatsoever in as good  order and condition as they now are or may be put in, reasonable  wear and tear and damage by the elements and such unavoidable casualty against which insurance is
       not required hereunder excepted.   Tenant will maintain the signs

       on the Premises and fix  all  potholes  that may develop.  Tenant will have  the  benefit  of  all  warranties  pertaining thereto.

       Tenant will remove snow from  the Premises and keep the sidewalks clean and free from ice and snow.

           7.  USE.

                Tenant shall use the Premises  only for the operation of

       a  parking  lot  and  other  accessory  uses  relating  to  motor vehicles.

           8.  NOTICES RE PREMISES.

                Landlord will  forthwith  furnish  Tenant  copies of any

       notices it receives regarding the Premises from any third parties which notices relate to  the  Tenant's  use  and occupancy of the

       Premises.

           9.  CANCELLATION OF LEASE.

                Landlord and Tenant  may  cancel  this Lease upon thirty

       (30) days' notice to the other.

          10.  INSURANCE.

                Tenant will, at  its  own  cost  and expense, effect and

       maintain  during  the  term  hereof,  a  policy  or  policies  of comprehensive general  liability  insurance,  or  its equivalent,

       with minimum limits of not  less  than $500,000 for injury to one or more persons in any one  occurrence, and also insurance in the sum of  not  less  than  $1,000,000  against  claims for property damage in any  one  accident,  such  policy  or  policies to name

       Landlord as additional assured,  to  require  the insurer to give

       Landlord at least ten  days'  written  notice of its intention to cancel, terminate or amend the insurance policy or policies in any material respect, and to cover the entire Premises. Tenant may insure premises as part of a blanket policy.

          11.  LANDLORD'S COSTS AND EXPENSES.

                If  Tenant  shall  fail  to   comply  with  any  of  its

       obligations hereunder, Landlord  may,  upon  ten (10) days' prior

       written  notice  to  Tenant   (or   without  notice  in  case  of

       emergency), take such  action  as  may  be reasonably required to cure any such default by Tenant.  Tenant will pay to Landlord, on demand, all costs  and  expenses, including reasonable attorneys'

       fees, incurred by Landlord in collecting any delinquent rents, or other charges payable by Tenant  hereunder, or in connection with any  litigation  commenced  by  or  against  Tenant  (other  than condemnation proceedings) to which Landlord, without any fault on

       its part, shall be  made  a  party.    All  such amounts owing to

       Landlord shall constitute additional rent hereunder.

          12.  INDEMNIFICATION OF LANDLORD.

                12.1.  Tenant shall indemnify and save harmless Landlord

       (regardless of Tenant's covenant to  insure) against and from any and all claims by or on behalf  of any person or persons, firm or

       firms,  corporation  or  corporations,   arising  from  the  use,

       occupancy, conduct or management of  the Premises, unless done by or contributed  to  Landlord,  any  of  its  agents, contractors,

       servants, employees or licensees, and shall further indemnify and save Landlord  harmless  against  and  from  any  and  all claims arising  during  the  term  hereof  from  any  condition  of  the

       Premises, or arising from any  breach  or  default on the part of

       Tenant in the performance  of  any  covenant  or agreement on the part of Tenant to  be  performed  pursuant  to  the terms of this

       Lease, or arising from any act of Tenant or any of its agents, contractors, servants or employees to any person, firm or corporation occurring during  the  term  hereof  in  or about the

       Premises or upon or under  said  areas,  and from and against all costs, counsel fees, expenses or liabilities incurred in or about any such claim or action or proceeding brought thereon.

                12.2  Tenant  shall  pay  and indemnify Landlord against

       all legal costs and  charges  incurred in obtaining possession of the Premises after the  default  of  Tenant or upon expiration or earlier termination of the term  hereof,  other than by reason of any  default  of  Landlord,  or  in  enforcing  any  covenant  or agreement of Tenant herein contained.

          13.  LIENS.

                13.1  Tenant will not  commit, suffer any act or neglect

       whereby the Premises or any improvements thereon or the estate of

       Landlord therein shall at any  time during the term hereof become subject to any attachment,  judgment, lien, charge or encumbrance

       whatsoever,  except  as  herein   expressly  provided,  and  will

       indemnify and hold Landlord  harmless  from and against all loss,

       costs and expenses,  including  reasonable  attorneys' fees, with respect thereto.

                13.2  If  due  to  any  act  or  neglect  of Tenant, any

       mechanic's, laborer's or materialmen's lien  shall at any time be filed against the  premises  or  any  part hereof, Tenant, within thirty (30) days after notice  of  the filing thereof shall cause the same  to  be  discharged  of  record  by  payment, bonding or otherwise, and if  Tenant  shall  fail  to  cause  the same to be discharged, then Landlord may, in  addition to any other right or remedy, cause the same  to  be  discharged,  either by paying the amount claimed to be due, or by procuring the discharge of such lien by deposit or by bonding proceedings, and all amounts so paid by Landlord, together with all reasonable costs and expenses incurred in  connection  therewith,  and  together  with interest thereon at the  rate  of  ten  percent  (10%)  per annum from the respective dates of payment, shall be paid by Tenant to Landlord,

       on demand, as additional rent hereunder.

                13.3  Nothing in this Lease contained shall be deemed or

       construed in  any  as  constituting  the  consent  or  request of

       Landlord, express or implied  by  inference  or otherwise, to any contractor,  subcontractor,  laborer,  materialmen,  architect or engineer for the performance  of  any  labor or the furnishing of any materials or services for  or in connection with the Premises or any part thereof.  Notice  is hereby given that Landlord shall not be liable for any labor or materials or services furnished or to be furnished to Tenant upon  credit, and that no mechanic's or other lien  for  any  such  labor,  materials,  or services shall attach to or affect the  fee  or  reversionary or other estate or interest of Landlord in the Premises of and in this Lease.

          14.  DEFAULT.

                14.1  In the event  that  during  the term hereof any of

       the following events  shall  occur  (each  of  which  shall be an

       "Event of Default"):

                   (a)  Tenant  shall  default  in  the  payment  of any

       installment of the Rent for  ten  (10)  days after the same shall become  due,  during  which  ten-dayperiod  Tenant  may  cure the default;

                  (b) Tenant or  any  permitted assignee of Tenant shall

       (i) apply for  or  consent  to  an  appointment  of a receiver, a trustee or liquidator of it or of all or a substantial part of its assets; (ii) make a general assignment for the benefit of creditors; (iii) be  adjudicated  a  bankrupt  or insolvent; (iv)

       file a voluntary  petition  in  bankruptcy  or  a  petition or an answer seeking reorganization or an arrangement with creditors to take advantage of any insolvency  law  or an answer admitting the material allegations  of  a  petition  filed  against  it  in any bankruptcy, reorganization or  insolvency proceeding or corporate action shall be taken by it  for  the purpose of effecting any of the foregoing;

                  (c) An  order,  judgment  or  decree shall be entered,

       without the application,  approval  or  consent  of Tenant or any

       permitted  assignee  of   Tenant   by   any  court  of  competent

       jurisdiction,  approving  a  petition  seeking  reorganization of

       Tenant or  such  assignee  or  appointing  a  receiver,  trust or liquidator of Tenant or such assignee  or of all or a substantial part of its  assets  and  such  order,  judgment  or decree shall continue unstayed and  in  effect  for  any  period of sixty (60)

       consecutive days; or

                  (d) Any other  default  by Tenant in performing any of

       its other obligations  hereunder  shall  continue uncorrected for ten (10)  days  after  receipt  of  written  notice  thereof from

       Landlord, during which period  Tenant  or  such assignee may cure the default;  then  Landlord  may,  by  giving  written notice to

       Tenant,  either  (a)  terminate  this  Lease,  (b)  re-enter  the

       Premises by summary  proceedings  or  otherwise, expelling Tenant and removing all of  Tenant's  property  therefrom, and relet the

       Premises and receive  the  rent  therefrom,  or  (c) exercise any other remedies permitted by law.  Tenant shall also be liable for the reasonable cost of obtaining  possession of and reletting the

       Premises and of  any  repairs  and  alterations or other payments

       necessary to  prepare  them  for  reletting.    Any  and all such

       amounts   shall   be    payable    to   Landlord   upon   demand.

       Notwithstanding anything  contained  herein  to  the contrary, no termination of this  Lease  prior  to  the  last  day of the term hereof, except as provided  in  Section  15 hereof, shall relieve

       Tenant of its  liability  and  obligations  under this Lease, and

       such  liability   and   obligations   shall   survive   any  such

       termination.

                14.2  In the event of any breach by Tenant of any of the

       covenants, agreements,  terms  or  conditions  contained  in this

       Lease, Landlord  shall  be  entitled  to  enjoin  such  breach or threatened breach and shall  have  the  right to invoke any right and remedy  allowed  at  law  or  in  equity,  or  by  statute or otherwise,  as  though  reentry,  summary  proceedings  and other remedies were not provided for in this Lease.

                14.3  Each right and  remedy of Landlord provided for in

       this Lease shall be cumulative and  shall be in addition to every other right or  remedy  provided  for  in  this  Lease  or now or hereafter existing,  at  law  or  in  equity,  or  by  statute or otherwise, and  the  exercise  or  beginning  of  the exercise by

       Landlord of any one or  more  of  the rights or remedies provided for in this Lease,  or  now  or  hereafter  existing at law or in equity, or  by  statute  or  otherwise,  shall  not  preclude the simultaneous or later exercise  by  Landlord  of any or all other rights  or  remedies  provided  for  in  this  Lease,  or  now or hereafter  existing  at  law  or  in  equity,  or  by  statute or otherwise.

           15.  EMINENT DOMAIN.

                If the whole or any  part  of the demised premises shall

       be condemned or  acquired  by  eminent  domain  for any public or quasi-public use or purpose,  then  the  term of this Lease shall cease and terminate as of  the  date  of vesting of title in such proceeding and all rentals shall  be  paid  up to the date of the vacating of the premises by Tenant and Tenant shall have no claim against Landlord nor the  condemning  authority  for the value of any unexpired term of this Lease.

                In the event of any condemnation or taking as aforesaid,

       whether whole or partial,  Tenant  shall  not  be entitled to any part of the award paid  for  such condemnation and Landlord is to receive the full amount  of  such  award, Tenant hereby expressly waiving any right or claim to any part thereof.

       16.  CONDITION OF PREMISES.

                Tenant represents that  the  Premises, the sidewalks and

       structures adjoining  the  same,  and  any  subsurface conditions thereof, and the  present  uses  and  non-uses thereof, have been examined by Tenant, and  Tenant  agrees  that  it will accept the same in the condition or state in which they, or any of them, now are, without representation  or  warranty,  express or implied in fact or by law, by Landlord,  and without recourse to Landlord as to the nature, condition or usability thereof, or the use or uses to which the Premises, or any part thereof, may be put.

          17.  INDEPENDENT COVENANTS--NO WAIVER.

                17.1  Each  and  every  of  the covenants and agreements

       contained in this Lease shall be for all purposes construed to be separate and independent covenants and the waiver of the breach of any covenant contained hereby by Landlord shall in no way or manner discharge or  relieve  Tenant  from Tenant's obligation to perform each and every of the covenants contained herein.

                17.2  If any  term  or  provision  of  this Lease or the

       application thereof to any  person  or  circumstance shall to any extent be invalid or unenforceable,  the remainder of this Lease,

       or the  application  of  such  term  or  provision  to persons or circumstances other than  those  as  to  which  it  is invalid or unenforceable, shall not be  affected  thereby, and each term and provision of this Lease shall  be  valid and shall be enforced to the fullest extent permitted by law.

                17.3  The failure of  Landlord  to  insist in any one or

       more cases upon the strict performance of any of the covenants of this Lease shall not be construed as a waiver or a relinquishment

       for the future of such covenant.    A receipt by Landlord of rent

       with knowledge of the breach of  any covenant hereof shall not be deemed a waiver of such breach,  and no waiver by Landlord of any provision of this Lease shall be  deemed to have been made unless

       expressed in writing and  signed  by  Landlord.   All remedies to

       which Landlord may resort under the terms of this Lease or by law provided shall be cumulative.

          18.  SUBORDINATION.

                This  Lease  and  the  rights  of  Tenant  hereunder are

       subject and subordinate in all respects to all matters of record,

       including, without limitation, deeds  and all mortgages which may now or hereafter be placed on or affect the Premises, or any part thereof, and/or Landlord's  interest  or  estate  therein, and to each advance made  and/or  hereafter  to  be  made under any such mortgages, and  to  all  renewals, modifications, consolidations,
       replacements  and  extensions   thereof,  and  all  substitutions

       therefor; provided, however, that before such subordination shall be effective, Landlord shall cause  the mortgagee, or other party in interest, as the case may  be,  to deliver to Tenant an assent to  this  Lease,  in  proper  form  for  recording  whereby  such mortgagee or  other  party  agrees  that  no  foreclosure of such mortgage or  any  action  taken  with  respect  thereto,  by such mortgagee or any other  person  claiming  by  or through or under such mortgage (or other interest) shall disturb the possession of

       Tenant under this  Lease  so  long  as  Tenant  is not in default hereunder, and that the  validity  and  continuance of this Lease

       will be so recognized.   Simultaneously with the delivery of such

       an agreement, Tenant agrees to  execute and deliver an instrument in proper form for recording,  wherein  Tenant agrees to and does subordinate this Lease to the  liens of the mortgagees and others

       as  above-mentioned,   and   to   all   renewals,  modifications,

       consolidations and replacements and  extensions of such mortgages thereunder, and to any persons claiming by, through or under such mortgages or other such interest.

          19.  QUIET ENJOYMENT.

                Landlord covenants that Tenant, upon paying the rent and

       performing the covenants  hereof  on  the  part  of  Tenant to be performed shall and  may  peaceably  and  quietly  have, hold and

       enjoy  the  Premises  and   all  related  appurtenances,  rights,

       privileges and easements throughout  the  term hereof without any lawful hindrance by Landlord and  any person claiming by, through or under it.

           20.  RETURN OF PREMISES.

                At  the  expiration  or  other  temination  of  the term

       hereof, Tenant will  remove  from  the  Premises its property and that of all claiming  under  it  and  will  peaceably yield up to

       Landlord the Premises in as good condition in all respects as the same were at the commencement  of this Lease, except for ordinary wear and tear, damage  by  the  elements,  by any exercise of the right of eminent  domain  or  by  public  or  other authority, or damage which Landlord is  required  herein to replace, restore or rebuild or damage for which no insurance is required hereunder.

           21.  CONSTRUCTION.

                The mention of the  parties  hereto by name or otherwise

       shall be construed as including and referring to their respective successors and  assigns  as  well  as  to  the parties themselves whenever  such  construction  is  required  or  admitted  by  the provisions hereof;  and  all  covenants,  agreements, conditions,

       rights, powers and privileges  hereinbefore contained shall inure to the benefit of and be  binding upon the successors and assigns of such parties, unless otherwise provided.

           22.  PERMITS.

                Tenant, at its cost,  shall obtain any necessary permits

       for the Premises from the City of Providence.

           23.  NOTICES.

                Whenever notice shall  be  given  under  this Lease, the

       same shall be  in  writing  and  shall  be  sent  by certified or registered mail, return receipt requested as follows:

                To the Landlord:  One Hospital Trust Plaza
                                  Suite 920
                                  Providence, Rhode Island  02903

                To the Tenant:    c/o Charles Meyers
                                  56 Pine Street
                                  Providence, Rhode Island  02903

                To the Tenant's   Alan T. Dworkin, Esq.
                 Attorney:        164 Airport Road
                                  Warwick, Rhode Island  02889

       or to such other address or addresses as each party may from time to time designate by like notice to the other.  Said notice shall be valid and times  begin  to  run  hereunder upon receipt of the party to which said notice is given.

           IN WITNESS  WHEREOF,  the  parties  hereto  have caused these presents to be executed in duplicate as of the day and year first above written.

                                  CAPITAL PROPERTIES, INC.



                                  By/s/ Barbara J. Dreyer
                                    Barbara J. Dreyer, President

                                  METROPARK, LTD.



                                  By/s/ Charles Meyers
                                    Charles Meyers, President

       STATE OF RHODE ISLAND

       COUNTY OF PROVIDENCE

           In Providence, in said County on the 30th day of November 1995, before me personally appeared BARBARA J. DREYER, President of CAPITAL PROPERTIES, INC., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and she acknowledged said instrument by her executed to be her free act and deed and the free act and deed of said corporation.


                                  /s/ Gloria P. Hopkins
                                   Notary Public

       STATE OF RHODE ISLAND

       COUNTY OF PROVIDENCE


           In Providence, in said County on the 30th day of November 1995, before me personally appeared CHARLES MEYERS, President of METROPARK, LTD., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and he acknowledged said instrument by him executed to be his free act and deed and the free act and deed of said corporation.



                                 /s/ Gloria P. Hopkins
                                 Notary Public

                                   GUARANTEE

           In consideration of the  execution  of the foregoing lease by the Landlord, the  undersigned  (jointly  and  severally, if more than one) guarantees that the Tenant will pay all rent thereunder and will perform all other terms, conditions or agreements on its part to be performed or  fulfilled, and agrees that the foregoing lease may be amended  from  time  to  time by the parties thereto without notice to the undersigned.  The undersigned consents that extensions of time of  payment  or  any  other indulgences may be granted to the Tenant without  notice to and without releasing or affecting in any way  the  liability  of  the undersigned and the undersigned waives demand and notice  of default.  This guarantee is in addition to any other  security which the Landlord may have for the performance of the  Tenant's obligations and the Landlord may have the recourse  to  this  guarantee without first pursuing the Landlord's remedies against such other security, if any.  The

       Landlord may release, in  whole  or  in  part, any other security without releasing or affecting  in  any  way the liability of the

       undersigned.   In  addition,  the  undersigned  will  pay  to the

       Landlord  all  costs  and  expenses  (including  attorneys' fees)

       incurred in connection with the enforcement of this guarantee.

                Executed this 10th day of November, 1994.

                                  /s/ Charles Meyers
                                  Charles Meyers

                              EXHIBIT 13


BRIEF DESCRIPTION OF
THE COMPANY'S BUSINESS


The Company's business consists of the leasing of certain of its real estate interests in downtown Providence, Rhode Island, the operation of other downtown Providence properties as public parking facilities, and the leasing of its petroleum storage terminal facilities in East Providence, Rhode Island. Through its wholly-owned susidiary, Tri-State Displays, Inc., the Company also leases outdoor advertising locations along interstate and primary highways for outdoor advertising purposes.



                                III-6

PRESIDENT'S REPORT

In the accompanying financial statements for the calendar year 1995, the Company is reporting income before taxes of $161,000.

The Company's common stock is listed on the Boston Stock Exchange under the symbol "CPI," and is also traded over-the-counter.

During 1995, the Company paid a dividend of $.30 per share on the Company's outstanding stock. The Company has been classified as a personal holding Company (PHC) for federal income tax purposes due to the present composition of the Company's stock ownership and revenues. A PHC is subject to an additional tax on amounts classified as undistributed PHC income. This classification did not affect the Company's federal income tax liability because the Company made sufficient dividend distributions to shareholders.

DOWNTOWN PROVIDENCE REAL ESTATE

The Company owns approximately 20.5 acres of land within the Capital Center Project area (Capital Center) of downtown Providence, including 1.9 acres of air rights over Amtrak's Northeast Corridor (Boston to New York City) railroad tracks. These properties, shown on the plan which appears on page 5 of this Report, are Parcels 2, 3S, 3W, 3E, 4W, 4E, 5, 6, 7A, 8 and 9. The Company also owns a 15,000 square foot parcel (Parcel 22) and a 3,000 square foot parcel (Parcel 21) which are located outside of, but immediately adjacent to, Capital Center.

The Company has entered into long-term land leases (approximately 100 years) on three of its parcels with private developers. On Parcel 3S, CFG Associates, L.P. (CFG) completed the construction of an office building in 1990. The general partner in CFG is a subsidiary of Citizens Financial Group, Inc. whose commercial banking affiliate is the building's principal tenant. Citizens Financial Group, Inc. is, in turn, an affiliate of Royal Bank of Scotland.

On Parcel 8, Gateway Eight Limited Partnership (Gateway Eight) completed the construction of an office building which is fully occupied by First Data Corporation. Gateway Eight is an affiliate of Congress Group Ventures, Inc. of Cambridge, Massachusetts.

On Parcel 5, Parcel Five Limited Partnership (Parcel Five L.P.) completed the construction of an apartment building containing approximately 225 units. Parcel Five L.P. is affiliated with a Harvard University endowment fund.

The Company owns a below-grade parking garage located on Parcel 7A, which garage is adjacent to the Amtrak rail passenger station. This garage and Parcel 6 are being operated by the Company for public parking purposes under a management agreement with a firm experienced in parking operations.
Parcels 3E, 4E, 3W, 4W, 21 and 22 have been leased to the same firm for surface parking purposes under leases which can be terminated on short notice should suitable development opportunities arise.

The Company, in 1989, entered into a letter of intent with One Park Row East Corporation (One Park Row), an affiliate of First Quebec Corporation of Montreal, Canada, for the proposed construction of an office building containing approximately 95,000 gross square feet on Parcel 4E. The plans for this development have already been approved by the Capital Center Commission, and all permits necessary to commence construction have been obtained. However, construction will not commence until such time as One Park Row has identified tenants to occupy a significant portion of the building. When such tenants have been identified, the letter of intent will be supplanted by a formal land lease yet to be fully negotiated.

Providence Place Mall, a regional shopping mall containing 1.2 million square feet of retail space and a 4,000 car garage, is proposed to be built on a
13.2 acre site to the west of the Company's properties in Capital Center (marked "H" on the plan). The developer, Providence Place Group, anticipates groundbreaking in late spring and completion of the project in 18 months. According to the developer, anchor stores include Nordstrom, Filene's and Lord & Taylor. The proposed Mall would be connected to the remainder of the Capital Center area via the riverwalks along the Woonasquatucket River.

RIVER RELOCATION AND RELATED CONDEMNATION

When a River Relocation Project in the Capital Center area was first proposed, the Company, concerned primarily that the relocation plan would delay the availability of its properties for development purposes, opposed the relocation and, in 1985, brought suit for damages against the State and the City. In January 1987, the Company entered into a Settlement Agreement with the State which resulted in a dismissal of that lawsuit.

In order to accommodate the relocation of the rivers, the State condemned a portion of the Company's property in November 1987. The State and City had previously agreed to share all land condemnation costs. As part of the Settlement Agreement, in 1989 the State deeded to the Company a 72,000 square foot parcel of land in Capital Center (Parcel 9). As payment for Parcel 9, the Company was required to return to the State an amount equal to the State's share of the condemnation award, but the Company was entitled to retain the balance of such award. In April 1988, the Company filed a petition in the Rhode Island Superior Court for an increased condemnation award alleging that the award paid in 1987 ($2,600,000) was inadequate. In January 1992, the Superior Court awarded the Company an additional condemnation award of $401,000 plus interest from the date of condemnation. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in February 1992, the Company appealed the decision of the Superior Court to the Rhode Island Supreme Court. In January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case. The case was retried in 1995. The Company expects a decision in the summer of 1996. The Company is unable to determine what amount, if any, will be awarded beyond that paid in 1987. Under the Settlement Agreement, the Company may be required to return to the State a portion of any additional award as and when finally determined.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

In 1988, in accordance with a plan of distribution, the Company transferred the ownership of Providence and Worcester Railroad Company (Railroad) to the Company's shareholders. As part of the plan, the Company received a promissory note in the amount of $9,377,000 payable over a period of twenty years with interest at 12% per year, prepayable at any time without penalty. Such prepayments reduced the required monthly payments (not changing the term of the note).

During 1995, Railroad informed the Company that it had secured a commitment from a bank which would enable it to borrow funds in an amount sufficient to prepay the entire balance of its note at an interest rate below 10%. The Company and Railroad negotiated an agreement reducing the interest rate to 10% upon Railroad's prepayment of $1,800,000 on its note. The agreement further provides that the first $200,000 of any future prepayments will reduce the required monthly payments over the remaining term of the note. Thereafter, 50% of any additional prepayments will reduce the required monthly payments, and the balance will be applied to reduce the note in inverse order of maturity of the remaining principal payments.

The Company used the proceeds to prepay in full its note payable to a bank in the amount of $1,755,000. The Company now has no long-term debt.

The prepayment by Railroad, together with the interest rate adjustment, results in a current monthly payment of principal and interest over the remaining twelve-year term in the amount of $55,000. At December 31, 1995, the balance on the note from Railroad is $4,614,000.

Prior to negotiating the agreement, Railroad made additional voluntary prepayments totalling $55,000 and $300,000 during 1995 and 1994, respectively.

During 1995, the Company also entered into an agreement with Railroad releasing a portion of the collateral securing the note in exchange for the right to have Railroad convey the Wilkesbarre Pier in East Providence, Rhode Island for the sum of $1 to a purchaser of the Company's petroleum terminal facilities in East Providence. The Pier is used for the berthing of vessels which off-load petroleum products which are transported by pipeline to the terminal. The Company believes that this right to convey the pier enhances the saleability of the terminal facilities.

The note is now secured by a first mortgage on a significant portion of Railroad's operating right-of-way in Massachusetts, exclusive of the track structure which includes rails, ties, fasteners and ballast.

OTHER OPERATIONS

In 1991, the Company's petroleum storage facilities were leased to Coastal
Oil New England, Inc. (Coastal), an affiliate of Coastal Corporation, under a five-year lease under which Coastal had the option to extend the lease term for an additional five years. Coastal has notified the Company that it is not exercising its option to extend the lease term. The lease also gives Coastal the option to purchase the petroleum storage facilities during the term of the lease. Coastal and the Company are presently in negotiations to extend the present lease for an additional three-year period. In addition, several parties have expressed an initial interest in leasing or acquiring the facilities should Coastal vacate the facilities.

Tri-State Displays, Inc., the Company's wholly-owned subsidiary, owns or controls 22 locations along interstate and primary highways in Rhode Island and Massachusetts which are leased to Whiteco Metrocom (a division of Whiteco Industries, Inc., of Merrillville, Indiana) for commercial advertising purposes. These locations contain a total of 41 billboard faces, which billboards are owned by Whiteco. All of the billboard faces are the large painted bulletins normally seen along interstate and primary highways. The Company has additional locations along interstate and primary highways in Rhode Island, Massachusetts and Connecticut, and, in cooperation with outdoor advertising companies, is attempting to obtain public permits to use some of these additional locations for outdoor advertising purposes. In addition to its outdoor advertising activities, Whiteco owns and/or operates 25 hotels and family entertainment centers and conducts business in 35 states.

                             *   *   *

Theodore P. Cohen is not standing for reelection as a director of the Company in April of this year. Mr. Cohen has been a director of the Company since 1984, and his wisdom and business experience have greatly assisted management in moving the Company forward. We thank him for his many years of devoted service.

                                             Sincerely,

                                             /s/ Barbara J. Dreyer
                                             Barbara J. Dreyer
                                             President
February 29, 1996

                            MAP IN ANNUAL REPORT

     The map in the Annual Report to Shareholders is a plan of a portion of downtown Providence, Rhode Island, which indicates those parcels owned by the Issuer in that area known as "Capital Center" and immediately adjacent thereto. A legend contains the Parcel Number, the Parcel Size and the Development on the Parcels as follows:

   Parcel No.     Square Feet
   CAPITAL        PARCEL SIZE         DEVELOPMENT ON PARCELS
   CENTER
      2           92,000
      3S          48,000...........   13 Story Office Building -
                                       235,000 gross square feet
      3W          35,000
      3E          24,000
      4W          46,000
      4E          22,000
      5           54,000...........   8 Story Luxury Apartment Building -
                                       454,000 gross square feet
      6           386,000..........   (Land, 303,000; Air rights, 83,000)
      7A          76,000...........   360 Car Public Parking Garage
      8           36,000...........   4 Story Office Building - 114,000
                                       gross square feet
      9           72,000

   OUTSIDE
   CAPITAL
   CENTER
      21           3,000
      22          15,000

(See President's Report, pages 2 and 3, for discussion of the development on the parcels.)

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial condition:

In 1988, in accordance with a plan of distribution, the Company transferred the ownership of Providence and Worcester Railroad Company (Railroad) to the Company's shareholders. The Company and Railroad have a common controlling shareholder. As part of the plan, the Company received a promissory note in the amount of $9,377,000 payable over a period of twenty years with interest at 12% per year, prepayable at any time without penalty. Such prepayments reduced the required monthly payments (not changing the term of the note).

During 1995, Railroad informed the Company that it had secured a commitment from a bank which would enable it to borrow funds in an amount sufficient to prepay the entire balance of its note at an interest rate below 10%. The Company and Railroad negotiated an agreement reducing the interest rate to 10% upon Railroad's prepayment of $1,800,000 on its note. The agreement further provides that the first $200,000 of any future prepayments will reduce the required monthly payments over the remaining term of the note. Thereafter, 50% of any additional prepayments will reduce the required monthly payments, and the balance will be applied to reduce the note in inverse order of maturity of the remaining principal payments.

The Company used the proceeds to prepay in full its note payable to a bank in the amount of $1,755,000. The Company now has no long-term debt.

The prepayment by Railroad, together with the interest rate adjustment, results in a current monthly payment of principal and interest over the remaining twelve-year term in the amount of $55,000.

Prior to negotiating the agreement, Railroad made additional voluntary prepayments totalling $55,000 and $300,000 during 1995 and 1994, respectively.

During 1995, the Company also entered into an agreement with Railroad releasing a portion of the collateral securing the note in exchange for the right to have Railroad convey the Wilkesbarre Pier in East Providence, Rhode Island for the sum of $1 to a purchaser of the Company's petroleum terminal facilities in East Providence. The Pier is used for the berthing of vessels which off-load petroleum products which are transported by pipeline to the terminal. The Company believes that this right to convey the Pier enhances the saleability of the terminal facilities.

The note is now secured by a first mortgage on a significant portion of Railroad's operating right-of-way in Massachusetts, exclusive of the track structure which includes rails, ties, fasteners and ballast. Due to the active railroad use of the collateral, the Company may not have immediate access thereto in the event of non-payment by Railroad. Based upon an independent appraisal, it is the opinion of management that the collateral is of sufficient value to satisfy the obligation of Railroad in the event of a default.

The Company intends to hold the note to maturity.

In addition to the note from Railroad, the Company's principal assets consist of land, a public parking garage, petroleum storage facilities and outdoor advertising sites. A significant portion of the land consists of approxi-mately 20.5 acres, including 1.9 acres of air rights, in downtown Providence, Rhode Island, held for development. As of December 31, 1995, the Company had entered into three long-term land leases covering approximately 3.2 acres of land. The tenants of each parcel have constructed buildings which are substantially occupied. The Company is engaged in discussions concerning the possible development of other parcels but is unable to predict when leases on additional parcels will commence. However, the Company will continue to use the available parcels for public surface parking. The
Company anticipates that future development of the remaining properties will consist primarily of long-term ground leases under which the significant portion of future rental income will not be earned until the buildings are completed by the tenants and occupied.

Certain of the Company's land leases provide for scheduled rent increases over their terms which extend to the year 2091. In accordance with the provisions of Statement of Financial Accounting Standards No. 13 (Accounting for Leases) and certain of its interpretations, the Company recognizes the rental income on the straight-line basis over the term of each lease; however, the Company does not report as income that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties. At December 31, 1995, the cumulative amount not reported as income is $8,560,000.

Since October 1, 1991, the Company's petroleum storage facilities (the Facilities) have been leased under a 5-year agreement under which the tenant pays an annual rental of $183,000 plus reimbursement of property taxes (approximately $86,000 annually) and had the option to extend the lease term for an additional five years. The tenant has notified the Company that it is not exercising its option to extend the lease term. The lease also gives the tenant an option to purchase the Facilities during the term of the lease at a price which increases annually by an inflation factor ($5,100,000 at December 31, 1995). The Company has not been advised by the tenant as to whether it will purchase the Facilities.

The Company and the tenant are presently in negotiations to extend the present lease for an additional 3-year period. In addition, several parties have expressed an initial interest in leasing or acquiring the Facilities should the present tenant vacate the Facilities. There is no assurance that the tenant and the Company can arrive at a mutually agreeable arrangement prior to the September 30, 1996 expiration of the lease term or that any of the presently interested parties will enter into a transaction acceptable to the Company. Should a transaction not be entered into with the present tenant or any of the presently interested parties, management believes that sufficient time exists to evaluate its options and make its decision whether to place the Facilities for sale or seek a tenant.

In 1994, a leak was discovered in a 25,000 barrel storage tank at the Facilities which allowed the escape of a small amount of fuel oil. The tank was emptied and all required notices were made to the Rhode Island Department of Environmental Management (the Agency). During 1995, the tank was repaired at a cost to the Company of $35,000.

To date, monitoring wells have shown no ground water contamination, and the contamination from the leak has been limited to the soil under the tank. The Company's engineering consultants (the consultants) are working with the Agency to determine the extent of remediation. The consultants have proposed several options and have determined a range of estimated costs (including professional fees) to be $27,000 (for the capping of the contaminated area) to $383,000 (for the complete removal of the contaminated soil and its off-site disposal). The Agency has advised the Company that it will accept the capping of the contaminated area as an appropriate remediation measure, subject to the placement of a notice in the Company's deed describing the location of the contaminated area.

During 1995, the tenant informed the Company of the erosion of a slope and damage to a retaining wall which caused the washing away of several tons of soil. The consultants have proposed several options to effect repairs to the retaining wall and have determined a range of estimated costs (including professional fees) to be $15,000 (to repair the eroded channel) to $136,000 (to include the replacement of the retaining wall).

Management is of the opinion that the terms of the lease not only make the tenant solely responsible for the payment of all costs to remediate the contaminated soil and to repair the erosion of the slope and retaining wall, but also require the tenant to return the Facilities at the termination of the lease in a condition substantially the same as when the tenant took possession. The tenant does not agree that it is responsible for the payment of such costs. The lease provides for arbitration in the event that the parties cannot reach agreement.

Due to the negotiations with the tenant to extend the lease, the tenant's option to purchase the Facilities, and discussions held to date with other parties expressing an initial interest in the Facilities, management cannot determine which of the possible courses of action it will pursue in connec-tion with the remediation of the contaminated soil and the repair of the erosion and retaining wall. As management is of the opinion that the tenant has financial responsibility for all costs, the Company is providing for the estimated costs to remediate the contaminated soil and remedy the erosion situation by reporting a liability of $42,000 and a corresponding receivable from the tenant on the accompanying consoliated balance sheet at December 31, 1995.

Management is also of the opinion that there is a possibility that in the near term the Company could accept financial responsibility for some of the remediation or repair costs as part of either an eventual lease or sale of the facilities, or the Company could be found financially responsible as a result of an arbitration proceeding.

In management's opinion, the Company will continue to be able to generate adequate amounts of cash to meet substantially all of its operating expenditures.

In 1994 and 1995, the Company paid dividends of $.40 and $.30 per share, respectively, with respect to the Company's outstanding common stock. The Company expects to be in a position to continue dividend payments on a semi-annual basis; however, the declaration of any dividend and the amount thereof will depend on the Company's future earnings, financial condition and other relevant factors.

In connection with river relocations in downtown Providence, Rhode Island, in 1987 the State of Rhode Island condemned a portion of the Company's property and paid an award of $2,600,000. As part of an agreement to purchase another parcel of land from the State, the Company was required to return to the State a portion of the condemnation award ($1,600,000). In April 1988, the Company filed a petition in the Rhode Island Superior Court for an increased condemnation award alleging that the award paid in 1987 was inadequate. In January 1992, the Superior Court awarded the Company an additional condemnation award of $401,000 plus interest from the date of the condemna-tion. The interest is calculated by using a published Treasury bill rate which compounds annually and, through December 31, 1995, totals approximately 58% of any additional award. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in February 1992, the Company appealed the decision of the Superior Court to the Rhode Island Supreme Court. In January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case. The case was retried in 1995. The Company expects a decision in the summer of 1996.
The Company is unable to determine what amount, if any, will be awarded beyond that paid in 1987. Under the aforementioned agreement, the Company may be required to return to the State a portion of any additional award as and when finally determined.

The Company has no established policy for the purchase of additional land. However, should suitable parcels become available in the general area of the Company's current land holdings, the Company would consider such an acquisition depending on current levels of cash and the availability of financing.

Under an agreement with the State of Rhode Island entered into in 1990, the Company will owe the State $158,000 sixty days after the completion by the State of a construction contract for certain public improvements affecting one of the Company's parcels. The Company anticipates that such payment will be reimbursable by the developer of such parcel. The agreement is secured by a mortgage on one of the Company's parcels. The agreement further provides that, should the amount not be paid when it is due, interest will accrue from the due date at the prime rate plus 1%. Except for this agreement, none of the Company's remaining properties and equipment are pledged as collateral.

For the two years ended December 31, 1995, the Company has been classified as a personal holding company (PHC) for federal income tax purposes due to the present composition of the Company's stock ownership and revenues. A PHC is subject to an additional tax of 39.6% on amounts classified as undistri-buted PHC income. This classification did not affect the Company's federal income tax liability in 1994 or 1995 because the Company made sufficient dividend distributions to shareholders.

Future cash outlays for income taxes will be a more significant portion of total tax expense and presently exceeds total tax expense for financial reporting purposes. This results principally from the recognition of rental income on a contractual basis for tax reporting purposes and additional depreciation claimed for financial reporting purposes.

Results of operations:

The Company's total income for 1995 increased 7% over the 1994 level.

The increase in rental income results principally from scheduled rental increases in long-term land leases and the recognition of the excess of straight-line over contractual rents associated with the leases. Expenses applicable to rental income increased 30% over the 1994 level principally due to (1) an unexpected increase in property taxes (approximately $126,000) resulting from an increase in the assessed valuations and (2) deferred engineering costs (approximately $46,000) incurred in connection with the proposed paving of one of the Company's parcels, which project was abandoned when it was determined that the cost of regulatory environmental requirements would not make the project viable.

For 1995, income applicable to garage and surface parking increased 9% over the 1994 level due to increased usage. Expenses applicable to garage and surface parking increased 30% over the 1994 level principally due to an unexpected increase in property taxes (approximately $139,000) resulting from an increase in the assessed valuations.

The Company has filed an appeal for an abatement of the increase in the property taxes but to date no hearing on the matter has been scheduled. The Company is unable to determine if the appeal will result in the lowering of the taxes and abatement of amounts paid to date.

Also included in total income for 1995 is $75,000 resulting from the sale of properties and equipment, principally the Company's only billboard which was sold to its tenant. The decrease in interest income on the note receivable from Railroad results from prepayments in 1995 and 1994 totalling $1,855,000 and $300,000, respectively, and the reduction in 1995 of the interest rate on the note from 12% to 10%.

General and administrative expenses increased 6% over the 1994 level principally due to an increase in legal and professional fees primarily relating to the condemnation trial, offset in part by a decrease in payroll and related costs resulting from a reduced number of employees and a decrease in travel and entertainment expense.

The Company had two notes payable outstanding with a bank, one of which was fully prepaid in September 1994 and the other of which was fully prepaid in August 1995.

Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Certified Public Accountants/Business Consultants




INDEPENDENT AUDITORS' REPORT




Board of Directors
Capital Properties, Inc.
Providence, Rhode Island

We have audited the accompanying consolidated balance sheet of Capital Properties, Inc. and subsidiary as of December 31, 1995, and the related consolidated statements of income and retained earnings and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiary as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.


/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.


February 29, 1996

10 Weybosset Street  -  Providence, Rhode Island 02903  -  Tel(40l1)421-4800 -
                      1-800-927-LGCD - Fax (40l)421-0643

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1995

ASSETS

Properties and equipment (net of accumulated
	depreciation)............................................	$	 9,376,000
Cash and cash equivalents.................................	   		767,000
Note receivable, Providence and Worcester  Railroad
	Company..................................................		 	4,614,000
Other receivables.........................................   			214,000
Accrued rental income of $8,839,000 less amount for which
	realization is not assured of $8,560,000.................   			279,000
Prepaid and other.........................................   			194,000
                                                            $15,444,000


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
	Accounts payable........................................ 		$   	17,000
	Accrued expenses:
		Property taxes.........................................    			519,000
 	Other..................................................    			133,000
	Deferred income taxes...................................  			1,430,000
	                                                             2,099,000

Contingencies (Notes  5 and 9)

Shareholders' equity:
	Common stock, $1 par; authorized, issued and
		and oustanding 1,000,000 shares........................  			1,000,000
	Capital in excess of par................................ 			10,828,000
	Retained earnings.......................................  			1,517,000
			                                                         	13,345,000
                                                            $15,444,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 1995 AND 1994

<CAPION>
                                              				1995	       		1994
Income:
	Rentals....................................		$	1,759,000  	$	1,533,000
	Garage and surface parking revenues........   			483,000	     	443,000
	Interest:
		Providence and Worcester Railroad Company.   			668,000	     	835,000
		Other.....................................     		35,000      		21,000
	Gain on sale of properties and equipment...    			75,000
                                                3,020,000	   	2,832,000

Expenses:
	Expenses applicable to:
		Rental income.............................    		805,000	     	617,000
		Garage and surface parking................   			797,000	     	611,000
	General and administrative................. 			1,133,000	   	1,067,000
	Interest...................................   			124,000	     	198,000
	                                               2,859,000		   2,493,000

Income before income taxes..................    		161,000	     	339,000

Income tax expense (benefit):
	Current....................................   			188,000	     	269,000
	Deferred...................................  			(105,000)   		(123,000)
                                                   83,000		     146,000

Net income..................................    			78,000	     	193,000

Retained earnings, beginning................ 			1,739,000   		1,946,000

Dividends on common stock
	(1995, $.30; 1994, $.40)...................  			(300,000)   		(400,000)
Retained earnings, ending...................	 $	1,517,000	  $	1,739,000

Earnings per common share...................     		$.08		       	$.19


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                     	1995			      1994
Cash flows from operating activities:
	Net income.....................................		$   78,000	  $	 193,000
	Adjustments to reconcile net income to net cash
	  provided by operating activities:
  		Depreciation................................  			364,000		    382,000
		  Gain on sale of properties and equipment....  			(75,000)
  		Accrued rental income....................... 			(128,000)     	33,000
		  Deferred income taxes....................... 			(105,000)	  	(123,000)
		  Changes in assets and liabilities:
		   Increase in:
		    Other receivables.........................             					(58,000)
	    	Prepaid and other.........................  			(26,000)   		(29,000)
	    	Accrued expenses..........................  			129,000		     58,000
		   Decrease in:
		    Other receivables.........................			   38,000
	    	Accounts payable..........................  			(30,000)   		(20,000)
		    Income taxes payable......................  			(78,000)
 Net cash provided by operating activities......  			167,000	    	436,000

Cash flows from investing activities:
	Purchase of properties and equipment...........  			(10,000)	   	(24,000)
	 Proceeds from:
	  Collection of note receivable, Providence and
	   Worcester Railroad Company.................. 			2,068,000   		506,000
	  Sale of properties and equipment.............   			138,000
	Net cash provided by investing activities...... 			2,196,000	   	482,000

Cash flows from financing activities, payment of:
	Note payable, bank.............................			(2,053,000)	 	(574,000)
	Dividends......................................  			(300,000)	 	(400,000)
	Cash used in financing activities..............			(2,353,000)	 	(974,000)

Increase (decrease) in cash and cash equivalents		    	10,000	   	(56,000)
Cash and cash equivalents, beginning............		   	757,000   		813,000
Cash and cash equivalents, ending...............  		$	767,000	  $	757,000

Supplemental disclosures, cash paid for:
	Interest.......................................  		$	119,000	  $	212,000
	Income taxes...................................  		$	345,000	  $	268,000

See notes to consolidated financial statements.

   CAPITAL PROPERTIES, INC. AND SUBSIDIARY

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED DECEMBER 31, 1995 AND 1994


1.	Basis of presentation and summary of significant accounting policies:

  	Basis of presentation and principles of consolidation:

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tri-State Displays, Inc.
   (TSD). All significant intercompany accounts and transactions between the Company and TSD have been eliminated in consolidation.

  	Description of business:

   The Company operates in one business segment as a lessor of properties and equipment and as an operator of adjacent public parking facilities principally in the Providence, Rhode Island area.

  	Use of estimates:

  	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  	Cash and cash equivalents:

  	The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of short-term uninsured repurchase agreements which the Company routinely purchases, totalled $673,000 at December 31, 1995.

  	Properties and equipment:

  	Properties and equipment are stated at cost. Depreciation is being provided by the straight-line method over the estimated useful lives of the respective assets.

  	Income taxes:

  	The Company and its subsidiary file a consolidated Federal income tax return.

  	Income taxes are provided based on earnings reported for financial statement purposes.  The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

  	Rental income:

  	The Company's properties and equipment leased to others are under operating leases. The Company reports rental income when earned under the operating method.

	  Certain of the Company's land leases provide for scheduled rent increases over their remaining terms (28 to 97 years).  In accordance with the provisions of Statement of

  	Financial Accounting Standards No. 13 (Accounting for Leases) and certain of its interpretations, the Company is recognizing the rental income on the straight-line basis over the terms of the leases; however, the Company does not report as income that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.


2.	Properties and equipment:

  	Properties and equipment consist of the following:

      		Properties and equipment on lease or
			      held for lease:
				      Land and land improvements............    		$	6,140,000
				      Petroleum storage facilities:
        			Buildings and structures.............       			325,000
				       Equipment, tanks.....................     			4,163,000
					                                                 	10,628,000
	      	Other:
		      	Land and land improvements.............       			192,000
			      Buildings, principally parking garage..     			2,536,000
			      Equipment..............................        			83,000
						                                                  2,811,000
						                                                 13,439,000
	      	Less accumulated depreciation:
			      Properties and equipment on
				      lease or held for lease...............     			3,483,000
			      Other..................................       			580,000
						                                                  4,063,000
				                                                  $	9,376,000

3.	Note receivable, Providence and Worcester Railroad Company:

 	 In 1988, in accordance with a plan of distribution, the Company transferred the ownership of Providence and Worcester Railroad Company (Railroad) to
   the Company's shareholders.  The Company and Railroad have a common controlling shareholder.  As part of the plan, the Company received a promissory note in the amount of $9,377,000 payable over a period of twenty years with interest at 12% per year, prepayable at any time without penalty.  Such prepayments reduced the required monthly payments (not changing the term of the note).

  	During 1995, Railroad informed the Company that it had secured a commit-ment from a bank which would enable it to borrow funds in an amount sufficient to prepay the entire balance of its note at an interest rate below 10%. The Company and Railroad negotiated an agreement reducing the interest rate to 10% upon Railroad's prepayment of $1,800,000 on its note. The agreement further provides that the first $200,000 of any future prepayments will reduce the required monthly payments over the remaining term of the note. Thereafter, 50% of any additional prepayments will reduce the required monthly payments, and the balance will be applied to reduce the note in inverse order of maturity of the remaining principal payments.

  	CAPITAL PROPERTIES, INC. AND SUBSIDIARY

	  YEARS ENDED DECEMBER 31, 1995 AND 1994


3.	Note receivable, Providence and Worcester Railroad Company (continued):

  	The Company used the proceeds to prepay in full its note payable to a bank in the amount of $1,755,000.

  	The prepayment by Railroad, together with the interest rate adjustment, results in a current monthly payment of principal and interest over the remaining twelve-year term in the amount of $55,000.

  	Prior to negotiating the agreement, Railroad made additional voluntary prepayments totalling $55,000 and $300,000 during 1995 and 1994, respectively.

  	During 1995, the Company also entered into an agreement with Railroad releasing a portion of the collateral securing the note in exchange for the right to have Railroad convey the Wilkesbarre Pier in East Providence, Rhode Island for the sum of $1 to a purchaser of the Company's petroleum terminal facilities in East Providence. The Pier is used for the berthing of vessels which off-load petroleum products which are transported by pipeline to the terminal. The Company believes that this right to convey the Pier enhances the saleability of the terminal facilities (see Note 5).

  	The note is now secured by a first mortgage on a significant portion of Railroad's operating right-of-way in Massachusetts, exclusive of the track structure which includes rails, ties, fasteners and ballast. Due to the active railroad use of the collateral, the Company may not have immediate access thereto in the event of non-payment by Railroad. Based upon an independent appraisal, it is the opinion of management that the collateral is of sufficient value to satisfy the obligation of Railroad in the event of a default.

  	The Company intends to hold the note to maturity.

4.	Other receivables:

        		Rentals, principally tenant property
			        tax reimbursements.......................	 	$	134,000
        		Petroleum terminal tenant.................   			42,000
		        Interest, Providence and Worcester
			        Railroad Company.........................   			38,000
			                                                   	$ 214,000

5.	Description of leasing arrangements:

  	At December 31, 1995, the Company had entered into land leases for three separate land parcels with remaining terms of up to 97 years. The Company also leases petroleum storage facilities and various parcels of land
   (leased principally for outdoor advertising and surface parking) for remaining terms of up to 28 years.

  	For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the initial 30 to 102 year terms of the leases) amounted to $8,839,000 through December 31, 1995. Management has been able to con-clude that a portion of the excess of straight-line over contractual rentals ($279,000 through December 31, 1995) is realizable when payable over the terms of the leases.

  	Several leases provide that the tenants reimburse the Company for property taxes ($326,000 and $297,000 in 1995 and 1994, respectively), which amounts are excluded from rental income and expenses applicable to rental income on the accompanying consolidated statements of income and retained earnings.

	  Minimum future contractual rental payments to be received from noncan-cellable leases as of December 31, 1995 are:

		         Year ending December 31,
                  		1996..................... 		 	$	 1,270,000
			                 1997......................   				1,139,000
                  		1998......................   				1,218,000
			                 1999......................   				1,273,000
		                 	2000......................   				1,360,000
		                 	2001 to 2091..............  			170,372,000
                                                 	$176,632,000

	  Rental income from major tenants as a percentage of the Company's total rental income is as follows:

                  		Tenant	               	1995	       1994
		                     A................ 		27.2%	      17.6%
		                    	B................			18.1	       20.3
	                    		C................			17.3       	17.7
			                    D................			16.3	       15.8
			                    E................			10.4	       12.0
			                    F................ 			9.1        	9.9

  	In the event of tenant default, the Company has the right to reclaim its leased assets together with any improvements thereon.

  	Since October 1, 1991, the Company's petroleum storage facilities (the Facilities) have been leased under a 5-year agreement under which the tenant pays an annual rental of $183,000 plus reimbursement of property taxes (approximately $86,000 annually) and had the option to extend the lease term for an additional five years. The tenant has notified the Company that it is not exercising its option to extend the lease term.
   The lease also gives the tenant an option to purchase the Facilities during the term of the lease at a price which increases annually by an inflation factor ($5,100,000 at December 31, 1995). The Company has not been advised by the tenant as to whether it will purchase the Facilities.

  	The Company and the tenant are presently in negotiations to extend the present lease for an additional 3-year period. In addition, several parties have expressed an initial interest in leasing or acquiring the Facilities should the present tenant vacate the Facilities. There is no assurance that the tenant and the Company can arrive at a mutually agreeable arrangement prior to the September 30, 1996 expiration of the lease term or that any of the presently interested parties will enter into a transaction acceptable to the Company. Should a transaction not be entered into with the present tenant or any of the presently interested parties, management believes that sufficient time exists to evaluate its options and make its decision whether to place the Facilities for sale or seek a tenant.

  	CAPITAL PROPERTIES, INC. AND SUBSIDIARY

	  YEARS ENDED DECEMBER 31, 1995 AND 1994


5.	Description of leasing arrangements (continued):

  	In 1994, a leak was discovered in a 25,000 barrel storage tank at the Facilities which allowed the escape of a small amount of fuel oil. The tank was emptied and all required notices were made to the Rhode Island Department of Environmental Management (the Agency). During 1995, the tank was repaired at a cost to the Company of $35,000, which amount is included in expenses applicable to rental income on the accompanying consolidated statements of income and retained earnings for the year ended December 31, 1995.

  	To date, monitoring wells have shown no ground water contamination, and the contamination from the leak has been limited to the soil under the tank. The Company's engineering consultants (the consultants) are working with the Agency to determine the extent of remediation. The consultants have proposed several options and have determined a range of estimated costs (including professional fees) to be $27,000 (for the capping of the contaminated area) to $383,000 (for the complete removal of the contaminated soil and its off-site disposal). The Agency has advised the Company that it will accept the capping of the contaminated area as an appropriate remediation measure, subject to the placement of a notice in the Company's deed describing the location of the contaminated area.

  	During 1995, the tenant informed the Company of the erosion of a slope and damage to a retaining wall which caused the washing away of several tons of soil. The consultants have proposed several options to effect repairs to the retaining wall and have determined a range of estimated costs
   (including professional fees) to be $15,000 (to repair the eroded channel) to $136,000 (to include the replacement of the retaining wall).

  	Management is of the opinion that the terms of the lease not only make the tenant solely responsible for the payment of all costs to remediate the contaminated soil and to repair the erosion of the slope and retaining wall, but also require the tenant to return the Facilities at the termination of the lease in a condition substantially the same as when the tenant took possession. The tenant does not agree that it is responsible for the payment of such costs. The lease provides for arbitration in the event that the parties cannot reach agreement.

  	Due to the negotiations with the tenant to extend the lease, the tenant's option to purchase the Facilities, and discussions held to date with other parties expressing an initial interest in the Facilities, management cannot determine which of the possible courses of action it will pursue in connection with the remediation of the contaminated soil and the repair of the erosion and retaining wall. As management is of the opinion that the tenant has financial responsibility for all costs, the Company is providing for the estimated costs to remediate the contaminated soil and remedy the erosion situation by reporting a liability of $42,000 and a corresponding receivable from the tenant on the accompanying consolidated balance sheet at December 31, 1995 in accrued expenses, other and other receivables, respectively.

  	Management is also of the opinion that there is a possibility that in the near term the Company could accept financial responsibility for some of
   the remediation or repair costs	as part of either an eventual lease or
   sale of the Facilities, or the Company could be found financially responsible as a result of an arbitration proceeding.

6.	Income taxes:

  	A reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:

                                         			  	1995	      		1994
		      Computed "expected tax expense....		$		55,000    	$	115,000
		      Increase (decrease) in taxes
			      resulting from:
			       State income tax, net of
			        Federal income tax benefit..... 				16,000      		38,000
        		Statutory and other.............  			12,000      		(7,000)
			                                         	$	83,000	    $	146,000

	  Deferred income taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at December 31, 1995, were as follows:

       	Gross deferred tax liabilities:
      			Property having a financial statement
			      	basis in excess of its tax basis......   		 $1,483,000
			      Excess of straight-line over
				      contractual rental income.............      			111,000
			                                                   	1,594,000
      		Gross deferred tax assets,
			      principally professional fees in
			      connection with condemnation case......     			(164,000)
				                                                  $1,430,000

7.	Commitments:

  	Under an agreement with the State of Rhode Island entered into in 1990, the Company will owe the State $158,000 sixty days after the completion by the State of a construction contract for certain public improvements affecting one of the Company's parcels. The Company anticipates that such payment will be reimbursable by the developer of such parcel. Accordingly, the Company has not provided for such obligation on the accompanying consolidated financial statements. The agreement is secured by a mortgage on one of the Company's parcels. The agreement further provides that, should the amount not be paid when it is due, interest will accrue from the due date at the prime rate plus 1%.

  	The Company leases certain properties and equipment under noncancellable leases which expire at various dates to 2005. In most cases, management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Rent expense amounted to $99,000 and $111,000 in 1995 and 1994, respectively. Future

	  CAPITAL PROPERTIES, INC. AND SUBSIDIARY

	  YEARS ENDED DECEMBER 31, 1995 AND 1994


7.	Commitments (continued):

  	minimum lease payments under noncancellable leases at December 31, 1995 are as follows: 1996, $93,000; 1997, $96,000; 1998, $49,000; 1999,
   $40,000; 2000, $26,000; and thereafter, $73,000.

  	A trust for the benefit of the controlling shareholder is the holder of rights with respect to the use of a pier, two petroleum pipelines and a barge dock located in East Providence, Rhode Island. Since February 1983, the Company and the tenant of its Facilities have had the right to utilize the Facilities for the transportation of petroleum products, in consideration for which the Company and the tenant are obligated to pay the trust a fee based upon the number of barrels of product transported through the pipelines or over the barge dock. The fee is subject to adjustment as of October 1 of each year to reflect changes in the Consumer Price Index.

  	Under the terms of the 1991 lease of the Company's Facilities in East Providence, Rhode Island (see Note 5), the tenant pays a significant portion of the amount due to the trust for the usage of the pipeline.
   The Company's share of the pipeline usage fee amounted to $30,000 and $24,000 for 1995 and 1994, respectively, which amounts are included in expenses applicable to rental income on the accompanying consolidated statements of income and retained earnings.

  	The Company has the option to purchase the rights of the trust in the Facilities at any time during the twelve-month period following September 30, 1997, at a price equal to twice the payments due for the twelve-month period ending September 30, 1997, but not less than $50,000. Based upon 1995 usage, the purchase price would be approximately $250,000.

  	Should the Company not purchase the rights of the trust, the Company's responsibility will continue under the present arrangement. Under the agreement with the trust, the Company can assign its rights to purchase to a third party.


9.	Pending litigation:

  	In connection with the River Relocation Project, in 1987 the State of Rhode Island condemned a portion of the Company's property and paid an award of $2,600,000. As part of an agreement to purchase another parcel of land from the State, the Company was required to return to the State a portion of the condemnation award ($1,600,000).

  	In April 1988, the Company filed a petition in the Rhode Island Superior Court for an increased condemnation award alleging that the award paid in 1987 was inadequate. In January 1992, the Superior Court awarded the
   Company an additional condemnation award of $401,000 plus interest from the date of the condemnation. The interest is calculated by using a published Treasury bill rate which compounds annually and, through December 31, 1995, totals approximately 58% of any additional award. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in Februay

  	1992, the Company appealed the decision of the Superior court to the Rhode Island Supreme Court. In January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case. The case was retried in 1995. The Company expects a decision in the summer of 1996. The Company is unable to determine what amount, if any, will be awarded beyond that paid in 1987. Under the aforementioned agreement, the Company may be required to return to the State a portion of any additional award as and when finally determined.

  	The Company has incurred professional fees in connection with the case which totalled $154,000 and $9,000 in 1995 and 1994, respectively, which are included in general and administrative expenses on the accompanying consolidated statements of income and retained earnings.


10.	Fair value of financial instruments:

  	The carrying amounts of the Company's financial instruments approximate their fair values due to the short maturities of cash and cash equiva-lents, other receivables and accounts payable and the recently revised terms of the note receivable, Providence and Worcester Railroad Company.

                          	DIRECTORS AND OFFICERS

                         OF CAPITAL PROPERTIES, INC.

Robert H. Eder, Chairman of			  	        Chairman of Providence and
      	Board of Directors			            	Worcester Railroad Company


Barbara J. Dreyer, Director,			         	President and Treasurer of Capital
	      President and Treasurer        			Properties, Inc.


Linda Eder, Vice President	  	         		Vice President of Capital
						                                  	Properties, Inc.


Edwin G. Torrance, Secretary	         			Attorney-at-law
                                  							Providence, Rhode Island


Stephen J. Carlotti, Assistant Secretary	Attorney-at-law
                                  							Providence, Rhode Island


Theodore P. Cohen, Director			          	Attorney-at-law
                                  							New York, New York


Harold J. Harris, Director           				Retailer
				                                  			Providence, Rhode Island


Henry S. Woodbridge, Jr., Director	    		Consultant
						                                  	Pomfret, Connecticut



TRANSFER AGENT			                       	INDEPENDENT AUDITORS

Fleet National Bank			                 		Lefkowitz, Garfinkel, Champi &
Stock Transfer Department			             DeRienzo P. C.
Post Office Box 366				                 	10 Weybosset Street
Providence, Rhode Island  02901	       		Providence, Rhode Island  02903




                MARKET FOR THE COMPANY'S COMMON STOCK


                                AND


                   RELATED SECURITY HOLDER MATTERS


The Company's common stock is traded on the Boston Stock Exchange, symbol
"CPI." The following table shows the high and low trading prices for the Company's common stock during the quarterly periods indicated, as obtained from the Boston Stock Exchange, together with dividends paid per share during such periods.

                                    	Trading Prices	     Dividends

                                   	High	        Low	      	Paid
     	1995
	     1st Quarter...............  		7 1/2	      6 3/4	      	-0-
     	2nd Quarter...............  		9 1/4      	8	          	.10
	     3rd Quarter...............  		9 1/4	      8 1/8	      	-0-
     	4th Quarter...............  		9          	8 1/8      		.20

     	1994
	     1st Quarter...............  		8 7/8	      7 1/4	      	-0-
	     2nd Quarter...............  		7 7/8      	7 1/4	      	.10
     	3rd Quarter...............  		8 1/2	      7 7/8	      	-0-
	     4th Quarter...............  		8 5/8	      6	          	.30

At March 1, 1996 there were 507 holders of record of the Company's common stock.

                              EXHIBIT 21

                CAPITAL PROPERTIES, INC. AND SUBSIDIARY

                      SUBSIDIARY OF THE ISSUER

                        (AS OF MARCH 1, 1996)



Subsidiary                             State of Incorporation

Tri-State Displays, Inc.               Rhode Island



                            III-7

                            SIGNATURES

     In accordance with Section 13 or 15(d) of th Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CAPITAL PROPERTIES, INC.

                                     By /s/ Barbara J. Dreyer
                                        Barbara J. Dreyer
                                        President and Treasurer

Dated:   March 22, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature                Title                     Date
/s/ Barbara J. Dreyer    President, Treasurer      March 22, 1996
Barbara J. Dreyer        and Director
                         (Principal Executive
                         Officer, Principal
                         Financial Officer and
                         Principal Accounting
                         Officer)

/s/Robert H. Eder        Director                  March 21, 1996
Robert H. Eder


/s/Harold J. Harris      Director                  March 22, 1996
Harold J. Harris