Form 10QSB
period 1996-03-31
CAPITAL PROPERTIES INC /RI/
filed 1996-05-02
CIK 202947

U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.  20549


                                    FORM 10-QSB


           X   QUARTERLY REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF

               THE SECURITIES EXCHANGE ACT OF 1933

               For the quarterly period ended March 31, 1996



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

               As of May 1, 1996, the registrant had 1,000,000 shares of common stock outstanding.

          Transitional small business disclosure format (check one).
          YES       NO  X  .


                                        PART I





 Item 1. Financial Statements

         CAPITAL PROPERTIES, INC. AND SUBSIDIARY
         CONSOLIDATED BALANCE SHEET

         MARCH 31, 1996
         (Unaudited)

         ASSETS

         Properties and equipment (net of accumulated
           depreciation................................ $ 9,286,000
         Cash and cash equivalents.....................   1,015,000
         Note receivable, Providence and Worcester
           Railroad Company............................   4,563,000
         Other receivables.............................     208,000
         Accrued rental income of $9,077,000 less
           amount for which realization is not
           assured of $8,776,000.......................     301,000
         Prepaid and other.............................     108,000
                                                        $15,481,000

         LIABILITIES AND SHAREHOLDERS' EQUITY

         Liabilities:
           Accounts payable............................ $    31,000
           Income tax payable..........................       7,000
           Accrued expenses:
             Property taxes............................     519,000
             Other.....................................      82,000
           Deferred income taxes.......................   1,405,000
                                                          2,044,000

         Contingencies (Notes 5 and 7)

         Shareholders' equity:
           Common stock, $1 par; authorized, issued
            and outstanding 1,000,000 shares...........   1,000,000
           Capital in excess of par....................  10,828,000
           Retained earnings...........................   1,609,000
                                                         13,437,000
                                                        $15,481,000

         See notes to consolidated financial statements.

         CAPITAL PROPERTIES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF INCOME

         THREE MONTHS ENDED MARCH 31, 1996 AND 1995
         (Unaudited)

                                                       1996         1995
         Income:
           Rentals...............................   $430,000     $440,000
           Garage and surface parking revenues...    140,000      127,000
           Interest:
            Providence and Worcester Railroad
             Company.............................    114,000      199,000
            Other................................     10,000        7,000
                                                     694,000      773,000

         Expenses:
           Expenses applicable to:
            Rental income........................    174,000      178,000
            Garage and surface parking...........    204,000      158,000
           General and administrative............    158,000      320,000
           Interest..............................                  50,000
                                                     536,000      706,000

         Income before income taxes..............    158,000       67,000

         Income taxes............................     66,000       28,000

         Net income.............................    $ 92,000     $ 39,000

         Income per common share................       $.09         $.04

         Dividends per common share.............       $-0-         $-0-

         See notes to consolidated financial statements.

         CAPITAL PROPERTIES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CASH FLOWS
         THREE MONTHS ENDED MARCH 31, 1996 AND 1995
         (Unaudited)

                                                       1996          1995

         Cash flows from operating activities:
           Net income..........................   $   92,000     $  39,000
           Adjustments to reconcile net income
             to net cash provided by (used in)
             operating activities:
              Depreciation.....................       90,000        93,000
              Deferred income taxes............      (25,000)      (22,000)
              Other, principally net changes in
               other receivables, accounts
               payable and accrued expenses....       40,000      (120,000)
            Net cash provided by (used in)
             operating activities..............      197,000       (10,000)

         Cash flows from investing activities:
           Purchase of properties and
            equipment..........................                     (4,000)
           Proceeds from collection of note
            receivable, Providence and Worcester
            Railroad Company...................      51,000         78,000
           Net cash provided by investing
            activities.........................      51,000         74,000

         Cash flows from financing activities,
           payment of note payable, bank.......                    (71,000)

         Increase (decrease) in cash and
           cash equivalents....................     248,000         (7,000)
         Cash and cash equivalents, beginning..     767,000        757,000
         Cash and cash equivalents, ending.....  $1,015,000     $  750,000


         Supplemental disclosure, cash paid for:

           Interest...........................   $    -0-       $  33,000

           Income taxes.......................   $    5,000     $ 101,000


         See notes to consolidated financial statements.

    CAPITAL PROPERTIES, INC. AND SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    THREE MONTHS ENDED MARCH 31, 1996 AND 1995
    (Unaudited)


 1. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995, and cash flows for the three months ended March 31, 1996 and 1995.


 2. Results for interim periods may not be necessarily indicative of the results to be expected for the year.


 3. Properties and equipment:

        Properties and equipment on
          lease or held for lease:
           Land and land improvements...........  $ 6,140,000
           Petroleum storage facilities:
            Buildings and structures............      325,000
            Equipment, tanks....................    4,163,000
                                                   10,628,000

        Other:
          Land and land improvements............      192,000
          Buildings, principally parking
           garage...............................    2,536,000
          Equipment.............................       83,000
                                                    2,811,000
                                                   13,439,000

        Less accumulated depreciation:
          Properties and equipment on
           lease or held for lease..............    3,560,000
          Other.................................      593,000
                                                    4,153,000
                                                  $ 9,286,000

 4. Other receivables:

        Rentals, principally tenant
          property tax reimbursement...........    $  128,000
        Petroleum terminal tenant..............        42,000
        Interest, Providence and Worcester
          Railroad Company.....................        38,000
                                                   $  208,000

    CAPITAL PROPERTIES, INC. AND SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    THREE MONTHS ENDED MARCH 31, 1996 AND 1995
    (Unaudited)


 5. Description of leasing arrangements:

    At March 31, 1996, the Company has entered into land leases for three separate land parcels with remaining terms of up to 97 years. The Company also leases petroleum storage facilities and various parcels of land (leased principally for outdoor advertising and surface parking) for remaining terms of up to 28 years.

    For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the initial 32 to 102 year terms of the leases) amounted to $9,077,000 at March 31, 1996. Management has been able to conclude that a portion of the excess of straight-line over contractual rentals ($301,000 through March
    31, 1996) is realizable when payable over the terms of the leases.

    Since October 1, 1991, the Company's petroleum storage facilities (the facilities) have been leased under a 5-year agreement under which the tenant pays an annual rental of $183,000 plus reimbursement of property taxes (approximately $86,000 annually) and had the option to extend the lease term for an additional five years. The tenant has notified the Company that it is not exercising its option to extend the lease term. The lease also gives the tenant an option to purchase the facilities during the term of the lease at a price which increases annually by an inflation factor ($5,l00,000 at March 31, 1996). The Company has not been advised by the tenant as to whether it will purchase the terminal.

    The Company and the tenant are presently in negotiations to extend the present lease for an additional 3-year period. In addition, several parties have expressed an initial interest in leasing or acquiring the facilities should the present tenant vacate the facilities. There is no assurance that the tenant and the Company can arrive at a mutually agreeable arrangement prior to the September 30, 1996 expiration of the lease term or that any of the presently interested parties will enter into a transaction acceptable to the Company. Should a transaction not be entered into with the present tenant or any of the currently interested parties, management believes that sufficient time exists to evaluate its options and make its decision whether to place the facilities for sale or seek a tenant.

    In 1994, a leak was discovered in a 25,000 barrel storage tank at the facilities which allowed the escape of a small amount of fuel oil. The tank was emptied and all required notices were made to the appropriate environmental agency (the agency). To date, monitoring wells have shown no ground water contamination, and the

    CAPITAL PROPERTIES AND SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    THREE MONTHS ENDED MARCH 31, 1996 AND 1995
    (Unaudited)


 5. Description of leasing arrangements (continued):

    leak has been contained in the soil under the tank. The
    Company's engineering consultants (the consultants) are working with the agency to determine the extent of remediation. The consultants have proposed several acceptable options and have determined a range of estimated costs (including professional fees) to be $27,000 (for the capping of the contaminated area) to $383,000
    (for the complete removal of the contaminated soil and its off-site disposal). The agency has advised the Company that it will accept the capping of the contaminated area as an appropriate remediation measure, subject to the placement of a notice on the Company's deed describing the location of the contaminated area.

    During 1995, the tenant informed the Company of the erosion of a slope and damage to a retaining wall which caused the washing away of several tons of soil. The consultants have proposed several acceptable options and have determined a range of estimated costs (including professional fees) to be $15,000 (to repair the eroded channel) to $136,000 (to include the replacement of the retaining wall).

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

    Due to the negotiations with the tenant to extend the lease, the tenant's option to purchase the facilities, and discussions held to date with other parties expressing an initial interest in the facilities, management cannot determine which of the possible courses of action it will pursue in connection with the remediation of the contaminated soil and the repair of the erosion and retaining wall. As management is of the opinion that the tenant has financial responsibility for all costs, the Company is providing for the estimated costs to remediate the contaminated soil and remedy the erosion situation by reporting a liability of $42,000 and a corresponding receivable from the tenant on the accompanying consolidated balance sheet at March 31, 1996 in accrued expenses, other and other receivables, respectively.

    Management is also of the opinion that there is a possibility that in the near term the Company could accept financial responsibility for some of the remediation or repair costs as part of either an eventual lease or sale of the facilities, or the Company could be found financially responsible as a result of an arbitration proceeding.

    CAPITAL PROPERTIES, INC. AND SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    THREE MONTHS ENDED MARCH 31, 1996 AND 1995
    (Unaudited)

6.  Income taxes:

    Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities at March 31, 1996 were as follows:

           Gross deferred tax liabilities:
             Property having a financial
              statement basis in excess of
              its tax basis.....................   $1,458,000
             Excess of straight line over
              contractual rental income.........      121,000
                                                    1,579,000
           Gross deferred tax assets,
            principally professional fees.......     (174,000)
                                                   $1,405,000

 7. Pending litigation:

    In connection with the River Relocation Project, the State of Rhode Island condemned a portion of the Company's property and paid an award of $2,600,000 in 1987. As part of an agreement to purchase another parcel of land from the State, the Company was required to return to the State a portion of the condemnation award
    ($1,600,000).

    In April 1988, the Company filed a petition in the Rhode Island
    Superior Court for an increased condemnation award alleging that the award paid in 1987 was inadequate. In January 1992, the Superior
    Court awarded the Company an additional condemnation award of $401,000 plus interest from the date of the condemnation. The interest is calculated by using a published Treasury bill rate which compounds annually and, through March 31, 1996, totals approximately 59% of any additional award. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in February 1992, the Company appealed the decision of the Superior
    Court to the Rhode Island Supreme Court. In an Opinion issued in
    January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case. The case was retried in 1995 and the Company expects a decision in the summer of 1996. The Company cannot now determine what amount, if any, will be awarded beyond that paid in 1987.
    Under the aforementioned agreement, the Company may be required to return to the State a portion of any additional award as and when finally determined.

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

    Since October 1, 1991, the Company's petroleum storage facilities (the facilities) have been leased under a 5-year agreement under which the tenant pays an annual rental of $183,000 plus reimbursement of property taxes (approximately $86,000 annually) and had the option to extend the lease term for an additional five years. The tenant has notified the Company that it is not exercising its option to extend the lease term. The lease also gives the tenant an option to purchase the facilities during the term of the lease at a price which increases annually by an inflation factor ($5,l00,000 at March 31, 1996). The Company has not been advised by the tenant as to whether it will purchase the terminal.

    The Company and the tenant are presently in negotiations to extend the present lease for an additional 3-year period. In addition, several parties have expressed an initial interest in leasing or acquiring the facilities should the present tenant vacate the facilities. There is no assurance that the tenant and the Company can arrive at a mutually agreeable arrangement prior to the September 30, 1996 expiration of the lease term or that any of the presently interested parties will enter into a transaction acceptable to the Company. Should a transaction not be entered into with the present tenant or any of the currently interested parties, management believes that sufficient time exists to evaluate its options and make its decision whether to place the facilities for sale or seek a tenant.

    In 1994, a leak was discovered in a 25,000 barrel storage tank at the facilities which allowed the escape of a small amount of fuel oil. The tank was emptied and all required notices were made to the appropriate environmental agency (the agency).

    To date, monitoring wells have shown no ground water contamination, and the leak has been contained in the soil under the tank. The Company's engineering consultants (the consultants) are working with the agency to determine the extent of remediation. The consultants have proposed several acceptable options and have determined a range of estimated costs (including professional fees) to be $27,000 (for the capping of the contaminated area) to $383,000 (for the complete removal of the contaminated soil and its off-site disposal).
    The agency has advised the Company that it will accept the capping of the contaminated area as an appropriate remediation measure, subject to the placement of a notice on the Company's deed describing the location of the contaminated area.
    During 1995, the tenant informed the Company of the erosion of a slope and damage to a retaining wall which caused the washing away of several tons of soil. The consultants have proposed several acceptable options and have determined a range of estimated costs (including professional fees) to be $15,000 (to repair the eroded channel) to $136,000 (to include the replacement of the retaining wall).

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

    Due to the negotiations with the tenant to extend the lease, the tenant's option to purchase the facilities, and discussions held to date with other parties expressing an initial interest in the facilities, management cannot determine which of the possible courses of action it will pursue in connection with the remediation of the contaminated soil and the repair of the erosion and retaining wall. As management is of the opinion that the tenant has financial responsibility for all costs, the Company has provided for the estimated costs to remediate the contaminated soil and remedy the erosion situation by reporting a liability of $42,000 and a corresponding receivable from the tenant on the accompanying consolidated balance sheet at March 31, 1996.

    Management is also of the opinion that there is a possibility that in the near term the Company could accept financial responsibility for some of the remediation or repair costs as part of either an eventual lease or sale of the facilities, or the Company could be found financially responsible as a result of an arbitration proceeding.

    Results of operations:

    For the three months ended March 31, 1996, total income decreased approximately 10% from the 1995 level due to the decrease in interest income on the note receivable from Providence and Worcester Railroad Company resulting from prepayments in 1995 totalling $l,855,000 and the reduction in 1995 of the interest rate on the note from 12% to 10%.

    Total expenses decreased approximately 24% from the 1995 level resulting principally from a decrease in payroll and related costs resulting from a reduced number of employees and a decrease in interest expense resulting from the full prepayment by Company of a note payable to a bank in August 1995. The decrease was offset in part by an unexpected increase in property taxes resulting from an increase in the assessed valuations of which the Company was not aware until July 1995. The Company has filed an appeal for an abatement of the increase in the property taxes but to date no hearing on the matter has been scheduled. The Company is unable to determine if the appeal will result in the lowering of the taxes and abatement of amounts paid to date.

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

                                    PART II

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            (3) (a) Articles of incorporation (incor-
                    porated by reference to Exhibit 3 to the Issuer's annual report on Form 10-K for the year ended December 31, 1988).

                (b) By-laws, as amended (incorporated by
                    reference to Exhibit 3(b) to the Issuer's quarterly report on Form 10-QSB for the quarter ended June 30,
                    1995).

          (10)  Material contracts:

                (a) Note from Providence and Worcester Railroad Company to Issuer dated January 1, 1988 (incorporated by reference to Exhibit 10(a) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1992) as modified by Agreement dated August 16, 1995 (incorporated by reference to Exhibit 10(a) to the Issuer's annual report on Form
                10-KSB for the year ended December 31, 1995).

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

                (c) Leases between Metropark, Ltd. and  Issuer:

                    (1) Dated November 30, 1995 (incorporated by reference
                to Exhibit 10(c)(1) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1995).

                    (2) Dated November 10, 1994 (incorporated by reference
                to Exhibit 10(c)(ii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1994).

                    (3) Dated November 10, 1995 (incorporated by reference
                to Exhibit 10(c)(3) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1995).

            (b) Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended March 31, 1996.

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

  DATED: May 1, 1996