Form 10QSB
period 1996-06-30
CAPITAL PROPERTIES INC /RI/
filed 1996-08-07
CIK 202947

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549


                     			       FORM 10-QSB


  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     	EXCHANGE ACT OF 1934
	     For the quarterly period ended June 30, 1996

     	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
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


     	One Hospital Trust Plaza,     Suite 920,     Providence, RI   02903
		                     	(Address of principal executive offices)


      Issuer's telephone number         401-331-0100



      (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      YES    X        NO

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     	As of August 6, 1996, the registrant had 1,000,000 shares of common stock outstanding.

      Transitional small business disclosure format (check one).  YES_____
      NO      X     .

                               				    PART I

tem 1.  Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
JUNE 30, 1996
(Unaudited)

	ASSETS
	Properties and equipment (net of accumulated depreciation)  $ 9,195,000
	Cash and cash equivalent..................................    1,321,000
	Note receivable, Providence and Worcester Railroad Company    4,313,000
	Other receivables.........................................      213,000
	Accrued rental income of $9,315,000 less amount for which
		realization is not assured of $8,991,000.................      324,000
	Prepaid and other.........................................      109,000
							                                                      $15,475,000


 LIABILITIES AND SHAREHOLDERS' EQUITY

	Liabilities:
		Accounts payable.........................................  $    55,000
		Income tax payable.......................................       81,000
		Accrued expenses:
	   Property taxes.........................................      516,000
	   Other..................................................       72,000
	 Deferred income taxes....................................    1,375,000
								                                                      	2,099,000

	Contingencies (Notes 6  and 8)

	Shareholders' equity:
		Common stock, $1 par; authorized, issued and
			outstanding 1,000,000 shares............................    1,000,000
	 Capital in excess of par.................................   10,828,000
		Retained earnings........................................    1,548,000
											                                                			13,376,000
								                                                   		$15,475,000


	See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                            		     Three Months Ended      Six Months Ended
					                                    June 30               June 30
				                                 1996       1995       1996        1995
Income:
	Rentals.........................  $451,000   $441,000  $  881,000  $  881,000
	Garage and surface parking
  revenues.......................   131,000    124,000     271,000     251,000
	Interest:
		Providence and Worcester
			Railroad Company..............   110,000    196,000     224,000     395,000
		Other..........................     9,000      9,000      19,000      16,000
	Gain on sale of properties and
		equipment......................               75,000                  75,000
					                               701,000    845,000   1,395,000   1,618,000

Expenses:
	Expenses applicable to:
		Rental income..................   192,000    178,000     366,000     356,000
		Garage and surface parking.....   202,000    155,000     406,000     313,000
	General and administrative......   160,000    403,000     318,000     723,000
	Interest........................               46,000                  96,000
				                                554,000    782,000   1,090,000   1,488,000

Income before income taxes.......   147,000     63,000     305,000     130,000

Income taxes.....................    58,000     37,000     124,000      65,000

Net income.......................  $ 89,000   $ 26,000   $ 181,000   $  65,000


Income per common share..........     $.09       $.03        $.18        $.07

Dividends per common share.......     $.15       $.10        $.15        $.10


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

                                      												    1996           1995
Cash flows from operating activities:
  Net income...................................    $  181,000      $  65,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
	   Depreciation................................      181,000        183,000
  	 Gain on sale of properties and equipment....                     (75,000)
  	 Deferred income taxes.......................      (55,000)       (52,000)
	   Other, principally net changes in other
	    receivables, accounts payable and
	    accrued expenses...........................       96,000        (32,000)
  Net cash provided by operating activities.....      403,000         89,000


Cash flows from investing activities:
  Purchase of properties and equipment..........      (10,000)
   Proceeds from:
    Collection of note receivable, Providence and
	   Worcester Railroad Company..................      301,000        163,000
   Sale of properties and equipment.............                     138,000
 	Net cash provided by investing activities.....      301,000        291,000


Cash flows from financing activities, payment of:
		Note payable, bank............................                    (277,000)
		Dividends.....................................     (150,000)      (100,000)
	Cash used in financing activities..............     (150,000)      (377,000)

Increase (decrease) in cash and cash equivalents      554,000         (3,000)
Cash and cash equivalents, beginning............      767,000        757,000
Cash and cash equivalents, ending...............   $1,321,000      $ 760,000

Supplemental disclosure, cash paid for:

  Interest......................................   $    -0-        $  81,000

 	Income taxes..................................   $   57,000      $ 229,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

1. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.

2. Results for interim periods may not be necessarily indicative of the results to be expected for the year.

3.  Properties and equipment:

   		Properties and equipment on lease or held for lease:
			   Land and land improvements...........................  $  6,140,000
	   		Petroleum storage facilities:
			   	Buildings and structures............................       325,000
   				Equipment, petroleum storage tanks..................     4,163,000
											                                                 		 10,628,000
	   	Other:
			   Land and land improvements...........................       192,000
			   Buildings, principally parking garage................     2,536,000
			   Equipment............................................        83,000
										                                                     	2,811,000
										                                                    	13,439,000
		   Less accumulated depreciation:
		   	Properties and equipment on lease or held for lease..     3,633,000
			   Other................................................       611,000
													                                                   4,244,000
										                                                  	$  9,195,000

4.  Note receivable, Providence and Worcester Railroad Company:

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

CAPITAL PROPERTIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

4. Note receivable, Providence and Worcester Railroad Company (continued):

agreement further provides that the first $200,000 of any future prepayments will reduce the required monthly payments over the remaining term of the note, and the Railroad prepaid $200,000 in April 1996. Hereafter, 50% of any additional prepayments will reduce the required monthly payments, and the balance will be applied to reduce the note in inverse order of maturity of the remaining principal payments.

At June 30, 1996, the current monthly payment of principal and interest over the remaining twelve-year term is $53,000.

5.  Other receivables:

		 Rentals, principally tenant property tax reimbursement...   $ 135,000
 		Petroleum terminal tenant................................      42,000
		 Interest, Providence and Worcester Railroad Company......      36,000
                                                     										$ 213,000

6.  Description of leasing arrangements:

At June 30, 1996, the Company has entered into land leases for three separate land parcels with remaining terms of up to 97 years. The Company also leases petroleum storage facilities and various parcels of land (leased principally for outdoor advertising and surface parking) for remaining terms of up to 28 years.

For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the initial 32 to 102 year terms of the leases) amounted to $9,315,000 at June 30, 1996. Management has been able to conclude that a portion of the excess of straight-line over contractual rentals ($324,000 through June 30, 1996) is realizable when payable over the terms of the leases.

Since October 1, 1991, the Company's petroleum storage facilities (the facilities) have been leased under a 5-year agreement under which the tenant pays an annual rental of $183,000 plus reimbursement of property taxes (approximately $86,000 annually) and had the option to extend the lease term for an additional five years. The tenant has notified the Company that it is not exercising its option to extend the lease term. The lease also gives the tenant an option to purchase the facilities during the term of the lease at a price which increases annually by an nflation factor ($5,100,000 at June 30, 1996). The Company has not been advised by the tenant as to whether it will purchase the terminal; however, the Company does not believe it will receive an offer to purchase from the tenant.

	CAPITAL PROPERTIES, INC. AND SUBSIDIARY
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
	SIX MONTHS ENDED JUNE 30, 1996 AND 1995
	(Unaudited)

6. Description of leasing arrangements (continued):

Accordingly, effective October 1, 1996, the Company, through a newly-formed subsidiary, plans to commence the operation of the facilities as a thru-put operation (receiving, storing and disbursing product) and is currently in negotiations with several oil companies to enter into thru-put arrangements. However, there is no assurance that such arrangements can be completed by October 1, 1996.

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

During 1995, the tenant of the facilities informed the Company of the erosion of a slope and damage to a retaining wall which caused the washing away of several tons of soil. The consultants have proposed several acceptable options and have determined a range of estimated costs (including professional fees) to be $15,000 (to repair the eroded channel) to $136,000 (to include the replacement of the retaining wall).

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

As management is of the opinion that the tenant has financial responsibility for all costs, the Company has provided for the estimated costs to remediate the contaminated soil and remedy the erosion situation by reporting a liability of $42,000 and a corresponding receivable from the tenant on the accompanying consolidated balance sheet at June 30, 1996 in accrued expenses, other and other receivables, respectively.

The Company could be found financially responsible for some or all of the remediation or repair costs as a result of an arbitration proceeding.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

7. Income taxes:

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at June 30, 1996 were as follows:

 		Gross deferred tax liabilities:
			Property having a financial statement basis in
			  excess of its tax basis............................  $ 1,430,000
			Excess of straight line over contractual rental income     130,000
								                                                 			1,560,000
 		Gross deferred tax assets, principally professional
    fees.................................................    (185,000)
									                                                 $ 1,375,000

8. Pending litigation:

In connection with the River Relocation Project, the State of Rhode Island condemned a portion of the Company's property and paid an award of $2,600,000 in 1987. As part of an agreement to purchase another parcel of land from the State, the Company was required to return to the State a portion of the condemnation award ($1,600,000).

In April 1988, the Company filed a petition in the Rhode Island Superior Court for an increased condemnation award alleging that the award paid in 1987 was inadequate. In January 1992, the Superior Court awarded the
Company an additional condemnation award of $401,000 plus interest from the date of the condemnation. The interest is calculated by using a published Treasury bill rate which compounds annually and, through June 30, 1996, totals approximately 62% of any additional award. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in February 1992, the Company appealed the decision of the Superior Court to the Rhode Island Supreme Court. In an Opinion issued in January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case. The case was retried in 1995 and the Company expects a decision in the third quarter of 1996. The Company cannot now determine what amount, if any, will be awarded beyond that paid in 1987. Under the aforementioned agreement, the Company may be required to return to the State a portion of any additional award as and when finally determined.

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

During 1995, Railroad informed the Company that it had secured a commitment from a bank which would enable it to borrow funds in an amount sufficient to prepay the entire balance of its note at an interest rate below 10%. The Company and Railroad negotiated an agreement reducing the interest rate to 10% upon Railroad's prepayment of $1,800,000 on its note. The agreement further provides that the first $200,000 of any future prepayments will reduce the required monthly payments over the remaining term of the note, and the Railroad prepaid $200,000 in April 1996. Hereafter, 50% of any additional prepayments will reduce the required monthly payments, and the balance will be applied to reduce the note in inverse order of maturity of the remaining principal payments.

At June 30, 1996, the current monthly payment of principal and interest over the remaining twelve-year term is $53,000.

Since October 1, 1991, the Company's petroleum storage facilities (the facilities) have been leased under a 5-year agreement under which the tenant pays an annual rental of $183,000 plus reimbursement of property taxes (approximately $86,000 annually) and had the option to extend the lease term for an additional five years. The tenant has notified the Company that it is not exercising its option to extend the lease term. The lease also gives the tenant an option to purchase the facilities during the term of the lease at a price which increases annually by an inflation factor ($5,100,000 at June 30, 1996). The Company has not been advised by the tenant as to whether it will purchase the terminal; however, the Company does not believe it will receive an offer to purchase from the tenant.

Accordingly, effective October 1, 1996, the Company, through a newly-formed subsidiary, plans to commence the operation of the facilities as a thru-put operation (receiving, storing and disbursing product) and is currently in negotiations with several oil companies to enter into thru-put arrangements. However, there is no assurance that such arrangements can be completed by October 1, 1996. Management believes that the use of the terminal as a thru-put facility will in time generate sufficient revenues to replace the annual payments received under the current lease (rental income, $183,000, and property tax reimbursement, $86,000.) However, management cannot predict the length of time it will take to reach that level.

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

During 1995, the tenant of the facilities informed the Company of the erosion of a slope and damage to a retaining wall which caused the washing away of several tons of soil. The consultants have proposed several acceptable options and have determined a range of estimated costs (including professional fees) to be $15,000 (to repair the eroded channel) to $136,000 (to include the replacement of the retaining wall).

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

As management is of the opinion that the tenant has financial responsibility for all costs, the Company has provided for the estimated costs to remediate the contaminated soil and remedy the erosion situation by reporting a liability of $42,000 and a corresponding receivable from the tenant on the accompanying consolidated balance sheet at June 30, 1996.

The Company could be found financially responsible for some or all of the remediation or repair costs as a result of an arbitration proceeding.

Results of operations:

For the three and six months ended June 30, 1996, total income decreased approximately 17% and 14%, respectively, from the 1995 level due to the decrease in interest income on the note receivable from Providence and Worcester Railroad Company resulting from prepayments in 1996 and 1995 totalling $200,000 and $1,855,000, respectively, and the reduction in 1995 of the interest rate on the note from 12% to 10%; and the sale of properties and equipment in 1995, which resulted in a gain of $75,000.

For the three and six months ended June 30, 1996, total expenses decreased approximately 29% and 27%, respectively, from the 1995 level principally from a decrease in payroll and related costs resulting from a reduced number of employees and a decrease in interest expense resulting from the full prepayment ($1,755,000) by Company of a note payable to a bank in August 1995. The decrease was offset in part by an unexpected increase in property taxes resulting from an increase in the assessed valuations of which the Company was not aware until July 1995. The Company has filed an appeal for an abatement of the increase in the property taxes and has had preliminary hearings on the matter, but no final decision has been made to date. The Company is unable to determine if the appeal will result in the lowering of the taxes and abatement of amounts paid to date.

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

	                          			 SIGNATURE


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



DATED:  August 6, 1996