Form 10QSB
period 1996-09-30
CAPITAL PROPERTIES INC /RI/
filed 1996-11-06
CIK 202947

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.    20549


                            FORM 10-QSB


  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     	EXCHANGE ACT OF 1934
	     For the quarterly period ended September 30, 1996

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

	As of November 6, 1996, the registrant had 1,000,000 shares of common stock outstanding.

 Transitional small business disclosure format (check one).  YES_____    NO  X .

 PART I
 Item 1.  Financial Statements

 CAPITAL PROPERTIES, INC. AND SUBSIDIARY

	CONSOLIDATED BALANCE SHEET
	SEPTEMBER 30, 1996
	(Unaudited)

	ASSETS

	Properties and equipment (net of accumulated depreciation)		$	9,113,000
	Cash and cash equivalents		                                  	1,528,000
	Note receivable, Providence and Worcester Railroad Company		 	4,263,000
	Other receivables	                                            		210,000
	Accrued rental income of $9,554,000 less amount for which
		realization is not assured of  $9,207,000                   			347,000
	Prepaid and other	                                            		125,000
                                                           	 $15,586,000

	LIABILITIES AND SHAREHOLDERS' EQUITY

	Liabilities:
		Accounts payable                                         		$   	55,000
		Income tax payable	          	                                	142,000
		Accrued expenses:
	  Property taxes                                             			449,000
	  Other			                                                      	84,000
	 Deferred income taxes		  	                                   1,360,000
					                                                         	2,090,000

	Contingencies (Notes 6 and 8)

	Shareholders' equity:
		Common stock, $1 par; authorized, issued and
			outstanding 1,000,000 shares                            			1,000,000
 	Capital in excess of par	                                		10,828,000
		Retained earnings		                                        	1,668,000
      					                                               			13,496,000
				                                                    			$	15,586,000

	See notes to consolidated financial statements.

 CAPITAL PROPERTIES, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF INCOME  (LOSS)
 (Unaudited)

	                                 Three Months Ended      	Nine Months Ended
                                     September 30            September 30
                             	     1996        1995        1996  	     1995
 Income:
	 Rentals	                     	$	429,000  	$	439,000 	$1,310,000 	$1,320,000
 	Garage and surface parking
   revenues	                	    	107,000    	112,000    	378,000	    363,000
	 Interest:
	 	Providence and Worcester
		 	Railroad Company        	    	107,000    	157,000    	331,000    	552,000
	  Other	                        		15,000	    	10,000	    	34,000    		26,000
	 Gain on sale of properties
		 and equipment		                      		                             75,000
                           	     	658,000   		718,000	  2,053,000	 	2,336,000

 Expenses:
	 Expenses applicable to:
		 Rental income	           	    	184,000   		269,000    	550,000    	625,000
		 Garage and surface parking   		132,000    	282,000    	538,000    	595,000
 	General and administrative		   	141,000    	208,000    	459,000    	931,000
	 Interest		                             	    	28,000	           	  		124,000
                                 	457,000    	787,000   1,547,000	 	2,275,000

 Income (loss) before income
  taxes                   		     	201,000    	(69,000)   	506,000	    	61,000

 Income tax expense (benefit)	   		81,000   		(41,000)		  205,000	    	24,000

 Net income (loss)             	$	120,000  	$	(28,000)	 $	301,000   	$	37,000


 Earnings (loss) per common
  share		                         	$.12   			$ (.03)		    	$.30    			$.04

 Dividends per common share      		$-0-	     $  -0-	       $.15	     	$.10


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)

                                                    	    1996        1995
Cash flows from operating activities:
	Net income	                                         	$	301,000   $ 	37,000
	Adjustments to reconcile net income to net cash
		provided by operating activities:
 		Depreciation	                                    	  	271,000   		274,000
 		Gain on sale of properties and equipment		                    			(75,000)
			Deferred income taxes		                             	(70,000)	  	(90,000)
			Other, principally net changes in other
				receivables, accounts payable and
				accrued expenses	                                	  	66,000	   	(20,000)
		Net cash provided by operating activities	          		568,000   		126,000


Cash flows from investing activities:
	Purchase of properties and equipment		                 	(8,000)  		(10,000)
		Proceeds from:
			Collection of note receivable, Providence and
				Worcester Railroad Company	                       		351,000	 	2,020,000
			Sale of properties and equipment                            					138,000
	Net cash provided by investing activities	           		343,000 		2,148,000

Cash flows from financing activities, payment of:
		Note payable, bank		                                        			(2,053,000)
		Dividends		                                         	(150,000)	 	(100,000)
	Cash used in financing activities		                  	(150,000)	(2,153,000)

Increase in cash and cash equivalents	                		761,000 	  	121,000
Cash and cash equivalents, beginning		                  767,000   		757,000
Cash and cash equivalents, ending	                  	$1,528,000 	$  878,000

Supplemental disclosure, cash paid for:

	Interest                                           	$    -0-   	$ 	119,000
	Income taxes	                                      	$  	91,000	 $	 280,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)

1. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.

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

3. Properties and equipment:

 		Properties and equipment on lease or held for lease:
			Land and land improvements	                              	$ 	6,140,000
			Petroleum storage facilities:
				Buildings and structures                                    		325,000
				Equipment, petroleum storage tanks		                       	4,163,000
						                                                         10,628,000
	 	Other:
		 	Land and land improvements                                  		192,000
 			Buildings, principally parking garage                    			2,536,000
 			Equipment                                                   			91,000
				                                                           	2,819,000
					                                                          13,447,000
 		Less accumulated depreciation:
	 		Properties and equipment on lease or held for lease			      3,705,000
 			Other                                                     				629,000
						                                                          4,334,000
                                                         				$ 	9,113,000

4.	Note receivable, Providence and Worcester Railroad Company:

In 1988, in accordance with a plan of distribution, the Company transferred the ownership of Providence and Worcester Railroad Company (Railroad) to the Company's shareholders. The Company and Railroad have a common controlling shareholder. As part of the plan, the Company received a promissory note in the amount of $9,377,000 payable over a period of

CAPITAL PROPERTIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)

4. Note receivable, Providence and Worcester Railroad Company (continued):

twenty years with interest at 12% per year, prepayable at any time without penalty. Such prepayments reduced the required monthly payments (not changing the term of the note).

During 1995, Railroad informed the Company that it had secured a commitment from a bank which would enable it to borrow funds in an amount sufficient to prepay the entire balance of its note at an interest rate below 10%. The Company and Railroad negotiated an agreement reducing the interest rate to 10% upon Railroad's prepayment of $1,800,000 on its note. The agreement further provides that the first $200,000 of any future prepayments will reduce the required monthly payments over the remaining term of the note. In April 1996 Railroad prepaid $200,000. Hereafter, 50% of any additional prepayments will reduce the required monthly payments, and the balance will be applied to reduce the note in inverse order of maturity of the remaining principal payments.

At September 30, 1996, the current monthly payment of principal and interest over the remaining twelve-year term is $53,000.

5.	Other receivables:

 		Rentals, principally tenant property tax reimbursement		$	133,000
 		Petroleum terminal tenant                               			42,000
 		Interest, Providence and Worcester Railroad Company		     	35,000
                                                       				$	210,000

6.	Description of leasing arrangements:

At September 30, 1996, the Company has entered into land leases for three separate land parcels with remaining terms of up to 97 years. The Company leases various parcels of land principally for outdoor advertising and surface parking for remaining terms of up to 28 years; and through September 30, 1996, the Company leased its petroleum storage facilities.

For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the initial 32 to 102 year terms of the leases) amounted to $9,554,000 at September 30, 1996. Management has been able to conclude that a portion of the excess of straight-line over contractual rentals ($347,000 at September 30, 1996) is realizable when payable over the terms of the leases.

Since October 1, 1991, the Company's petroleum storage facilities (the facilities) had been leased under a 5-year agreement under which the tenant paid an annual rental of $183,000 plus

CAPITAL PROPERTIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)

6.  Description of leasing arrangements (continued):

reimbursement of property taxes (approximately $86,000 annually) which lease terminated September 30, 1996.

Effective October 1, 1996, the Company, through a newly-formed subsidiary, commenced the operation of the facilities as a thru-put operation (receiving, storing and disbursing product) and is currently in negotiations with several oil companies to enter into thru-put arrangements. However, there is no assurance when such arrangements can be completed.

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

During 1995, the former tenant of the facilities informed the Company of the erosion of a slope and damage to a retaining wall which caused the washing way of several tons of soil. The consultants have proposed several acceptable options and have determined a range of estimated costs (including professional fees) to be $15,000 (to repair the eroded channel) to $136,000 (to include the replacement of the retaining wall).

Management is of the opinion that the terms of the lease not only made the former tenant solely responsible for the payment of all costs to remediate the contaminated soil and to repair the erosion of the slope and retaining wall, but also required the former tenant to return the facilities at the termination of the lease in a condition substantially the same as when the former tenant took possession. The former tenant does not agree that it is responsible for the payment of such costs. The lease provided for arbitration in the event that the parties cannot reach agreement.

As management is of the opinion that the former tenant has financial responsibility for all costs, the Company has provided for the estimated costs to remediate the contaminated soil and remedy the erosion situation by reporting a liability of $42,000 and a corresponding receivable from the former tenant on the accompanying consolidated balance sheet at September 30, 1996 in accrued expenses, other and other receivables, respectively.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)

6.  Description of leasing arrangements (continued):

The Company could be found financially responsible for some or all of the remediation or repair costs as a result of an arbitration proceeding.

7.	Income taxes:

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at September 30, 1996 were as follows:

 		Gross deferred tax liabilities:
			Property having a financial statement basis in
			  excess of its tax basis	                            	$	1,407,000
			Excess of straight line over contractual rental income   		138,000
					                                                       1,545,000
	 	Gross deferred tax assets, principally professional
    fees                                                   		(185,000)
                                                         	$	1,360,000

8.  	Pending litigation:

In connection with the River Relocation Project, the State of Rhode Island condemned a portion of the Company's property and paid an award of $2,600,000 in 1987. As part of an agreement to purchase another parcel of land from the State, the Company was required to return to the State a portion of the condemnation award ($1,600,000).

In April 1988, the Company filed a petition in the Rhode Island Superior Court for an increased condemnation award alleging that the award paid in 1987 was inadequate. In January 1992, the Superior Court awarded the Company an additional condemnation award of $401,000 plus interest from the date of the condemnation. The interest is calculated by using a published Treasury bill rate which compounds annually and, through September 30, 1996, totals approximately 64% of any additional award. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in February 1992, the Company appealed the decision of the Superior Court to the Rhode Island Supreme Court. In an Opinion issued in January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case. The case was retried in 1995 and the Company expects a decision in the fourth quarter of 1996. The Company cannot now determine what amount, if any, will be awarded beyond that paid in 1987. Under the aforementioned agreement, the Company may be required to return to the State a portion of any additional award as and when finally determined.

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

During 1995, Railroad informed the Company that it had secured a commitment from a bank which would enable it to borrow funds in an amount sufficient to prepay the entire balance of its note at an interest rate below 10%. The Company and Railroad negotiated an agreement reducing the interest rate to 10% upon Railroad's prepayment of $1,800,000 on its note. The agreement further provides that the first $200,000 of any future prepayments will reduce the required monthly payments over the remaining term of the note.
In April 1996 Railroad prepaid $200,000. Hereafter, 50% of any additional prepayments will reduce the required monthly payments, and the balance will be applied to reduce the note in inverse order of maturity of the remaining principal payments.

At September 30, 1996, the current monthly payment of principal and interest over the remaining twelve-year term is $53,000.

Since October 1, 1991, the Company's petroleum storage facilities (the facilities) had been leased under a 5-year agreement under which the tenant paid an annual rental of $183,000 plus reimbursement of property taxes (approximately $86,000 annually), which lease terminated September 30, 1996.

Accordingly, effective October 1, 1996, the Company, through a newly-formed subsidiary, commenced the operation of the facilities as a thru-put operation (receiving, storing and disbursing product) and is currently in negotiations with several oil companies to enter into thru-put arrangements. However, there is no assurance when such arrangements can be completed. Management believes that the use of the terminal as a thru-put facility will in time generate sufficient revenues to replace the annual payments received under the lease (rental income, $183,000, and property tax reimbursement, $86,000). However, management cannot predict the length of time it will take to reach that level. The Company will incur certain costs to ready the terminal for the resumption of operation. To date, management estimates these costs to be approximately $60,000.

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

During 1995, the former tenant of the facilities informed the Company of the erosion of a slope and damage to a retaining wall which caused the washing away of several tons of soil. The consultants have proposed several acceptable options and have determined a range of estimated costs (including professional fees) to be $15,000 (to repair the eroded channel) to $136,000 (to include the replacement of the retaining wall).

Management is of the opinion that the terms of the lease not only made the former tenant solely responsible for the payment of all costs to remediate the contaminated soil and to repair the erosion of the slope and retaining wall, but also required the former tenant to return the facilities at the termination of the lease in a condition substantially the same as when the former tenant took possession. The former tenant does not agree that it is responsible for the payment of such costs. The lease provides for arbitration in the event that the parties cannot reach agreement.

As management is of the opinion that the former tenant has financial responsibility for all costs, the Company has provided for the estimated costs to remediate the contaminated soil and remedy the erosion situation by reporting a liability of $42,000 and a corresponding receivable from the former tenant on the accompanying consolidated balance sheet at September 30, 1996.

The Company could be found financially responsible for some or all of the remediation or repair costs as a result of an arbitration proceeding.

Results of operations:

For the three and nine months ended September 30, 1996, total income decreased approximately 8% and 12%, respectively, from the 1995 level due to the decrease in interest income on the note receivable from Providence and Worcester Railroad Company resulting from prepayments in 1996 and 1995 totalling $200,000 and $1,855,000, respectively, and the reduction in 1995 of the interest rate on the note from 12% to 10%; and the sale of properties and equipment in 1995, which resulted in a gain of $75,000.

For the three and nine months ended September 30, 1996, total expenses decreased approximately 42% and 32%, respectively, from the 1995 level.

The decrease in expenses applicable to rental income resulted principally from a decrease in professional fees.

In July 1995 the Company received an unexpected increase in property taxes resulting from an increase in the assessed valuations. The Company has filed appeals for an abatement of the increase in the property taxes for both 1995 and 1996 and has had preliminary hearings on the matter. To date, the Company has not resolved any of its appeals for abatement of taxes for 1995. The Company has received a reduction in the assessed valuation of one of the several appeals filed for 1996, resulting in an annual decrease in property taxes of $115,000. This reduction resulted in the reversal of $59,000 in the third quarter of 1996 of property tax expense accrued in the first two quarters of 1996 which is reflected in expenses applicable to garage and surface parking on the accompanying statements of income for the three and nine months ended September 30, 1996. No final decision has been rendered on the remaining appeals which, if granted in full, would result in additional abatements of the Company's share of taxes of approximately $136,000 and $235,000 for 1996 and 1995, respectively. However, management is unable to determine if the appeals will result in any additional lowering of the taxes and abatement of amounts paid to date.

The decrease in general and administrative expense resulted principally from a decrease in payroll and related costs resulting from a reduced number of employees and a decrease in professional fees in connection with the condemnation case.

The decrease in interest expense resulted from the full prepayment ($1,755,000) by Company of a note payable to a bank in August 1995.

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

                	(c) Leases between Metropark, Ltd. and Issuer:

                     (1) Dated November 30, 1995 (incorporated by reference to Exhibit 10(c)(i) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1995).

                     (2) Dated November 10, 1994 (incorporated by reference to Exhibit 10(c)(ii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1994).

                    	(3) Dated November 10, 1995 (incorporated by reference
                     to Exhibit 10(c)(iii) to the Issuer's annual report on
                     Form 10-KSB for	the year ended December 31, 1995).

         (b)  Reports on Form 8-K

             	No reports on Form  8-K  were filed during the quarter ended
              September 30, 1996.

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



DATED:  November 6, 1996