Form 10KSB
period 1996-12-31
CAPITAL PROPERTIES INC /RI/
filed 1997-03-25
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-KSB

  X	 	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    		SECURITIES EXCHANGE ACT OF 1934
	    	For the fiscal year ended December 31, 1996
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
		(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has
been subject to such filing ments for the past 90 days. Yes X  	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.	[X]

For the year ended December 31, 1996, the issuer's revenues totalled
$2,793,000.

As of March 3, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer was $4,526,000. (For this purpose, all directors of the issuer are considered affiliates.)

As of March 3, 1997, the issuer had 1,000,000 shares of Common Stock outstanding.

Documents Incorporated by Reference - Portions of the proxy statement for the 1997 annual meeting of shareholders are incorporated by reference into Part III. Portions of the annual report to shareholders of Capital Properties, Inc. for the year ended December 31, 1996 are incorporated by reference into Parts I, II, and III.

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

Business of Issuer

The Issuer conducts thru-put petroleum operations (see "Petroleum Storage Facilities" in Item 2 below), owns certain properties in downtown Providence, Rhode Island (see "Land Under Long-Term Leases," "Land Under Short-Term Leases," and "Land Available for Leasing" in Item 2 below) and operates a public parking garage and other downtown Providence properties as public parking facilities (see "Parking Garage" in Item 2 below).

The Issuer owns all of the outstanding capital stock of Tri-State Displays, Inc., (through which the Issuer leases land for boards along interstate and primary highways for outdoor advertising purposes) and all of the outstanding capital stock of Capital Terminal Company which was incorporated in 1996 (through which the Issuer operates its petroleum storage facilities).

References hereinafter to the "Issuer" are, unless the context indicates otherwise, collectively to the Issuer and its wholly-owned subsidiaries and its predecessors.

Miscellaneous

For information relating to the Issuer's dependence on one or a few major customers, see Note 5 of Notes to Consolidated Financial Statements in the Issuer's 1996 Annual Report to shareholders attached hereto as Exhibit 13 (hereinafter referred as the "1996 Annual Report"), which note is incorporated herein by reference.

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

On December 31, 1996, the Issuer employed a total of 5 persons.

Item 2.  -  Description of Property

Principal Facilities

The Issuer's principal executive offices occupy 2,300 square feet in premises located in Providence, Rhode Island and held under a lease expiring in March 1998.

Investment Policies

The Issuer has no established policy for the purchase of additional developed or undeveloped property. However, should suitable parcels become available in the general area of the Issuer's current land holdings, the Issuer would consider such an acquisition depending on current levels of cash and the availability of financing. Any properties acquired would most likely be leased primarily to developers under long-term leases. The Issuer periodically invests its excess cash in United States government and governmental agency obligations maturing in not more than one year.

Description of Real Estate and Operating Data

All of the properties described below (except the petroleum terminal property) are shown on a map on page 5 of the Issuer's 1996 Annual Report, which map is incorporated herein by reference.

All the properties described below are owned in fee by the Issuer. There are no mortgages, liens or other encumbrances on such properties except for Parcel 22.

In the opinion of management, all of the properties described below are adequately covered by insurance. Insurance is also required of all tenants, with the Issuer being named as an additional insured.

Petroleum Storage Facilities - The Issuer holds title to approximately 8 acres of land fronting on the Seekonk River in East Providence, Rhode Island. The property is used and operated primarily as a petroleum storage facilitiy (the Facilities) with aggregate storage capacity of 342,000 barrels.
Although the Issuer has no present plan therefor, the property can be further developed to contain several additional storage tanks.

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

This property is the only independent petroleum storage facility with deep-water access in the market area. All of the petroleum storage tanks and buildings are owned by the Issuer.

On October 1, 1996, the Issuer took possession of the Facilities and is currently in negotiations with several oil companies to enter into thru-put arrangements under which the Issuer would receive, store and disburse product (thru-put) for such companies.

The following schedule sets forth certain information on the federal tax basis of that portion of the petroleum terminal property which is depreciated:

                                   Buildings                Tanks

    	 Federal Tax Basis (cost)		    $191,021             	$2,246,787
     	Rate		                       2.5% to 5%	            3.33% to 20%
     	Method		                        S/L		                 S/L
     	Life (Years)		               20 to 40         	     5 to 33


The 1996 real estate taxes, which were paid by the tenant, are $89,314 at a $35.75 per Thousand Dollars of assessed valuation tax rate.

Parking Garage - The Issuer owns at 360-car parking garage adjacent to a rail.

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

The 1996 real estate taxes are $94,177 on the Parking Garage and $57,935 on the underlying land using a $30.42 per Thousand Dollars of assessed valuation tax rate. The real estate taxes on the underlying land were originally $173,805; however, as a result of an appeal by the Issuer, the assessed valuation was reduced, resulting in a $115,870 reduction in the 1996 taxes.

Land Under Long-Term Leases - The Issuer owns approximately 20.5 acres of land within the Capital Center Project area of downtown Providence, including
1.9 acres of air rights over Amtrak's Northeast Corridor railroad tracks which run through downtown Providence. (The land underlying the Parking Garage described above is also included in this acreage.) See the map on page 5 of the Issuer's 1996 Annual Report,which map is incorporated herein by reference.

At December 31, 1996, land leases for three separate land parcels within this area have commenced with remaining terms of up to 96 years. These leases have scheduled rent increases over their terms. For further information on the development of these parcels by the tenants, reference is made to the President's Report at pages 2 and 3 in the Issuer's 1996 Annual Report, which report is incorporated herein by reference.

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

In connection with Parcel 4E, in 1989 the Issuer entered into a non-binding letter of intent with a developer who proposes to construct an office building. However, due to the current economic conditions in New England and the difficulty in obtaining credit for commercial real estate development, the developer has delayed the project.

The Issuer is the largest single landowner in the Capital Center Project area but is nevertheless subject to some measure of competition from other landowners.

Land Available for Lease - Parcel 6 in the Capital Center Project area, which is available for lease, is operated by the Issuer for surface parking under the same management agreement described above in "Parking Garage."

Item 3.  Legal Proceedings

Petition for Assessment of Damages - For a discussion of the litigation currently pending with the State of Rhode Island, reference is made to the President's Report at page 3 in the 1996 Annual Report, which report is incorporated herein by reference.

Arbitration Proceedings - For a discussion of the arbitration proceedings currently pending between the Issuer and its former tenant of the Facilities, reference is made to Note 7 of Notes to Consolidated Financial Statements in the Issuer's 1996 Annual Report, which note is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote to Security Holders

Not applicable.

                                PART II

Item 5. Market for Common Equity and Related Stockholder Matters

See page 24 of the Issuer's 1996 Annual Report, which page is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

See pages 6 through 10 of the Issuer's 1996 Annual Report, which pages are incorporated herein by reference.

Item 7. Financial Statements

The following consolidated financial statements of the Issuer and its subsidiaries, set forth at pages 11 through 21 of the Issuer's 1996 Annual Report, are incorporated hereby reference:

Consolidated balance sheet-December 31, 1996

Consolidated statements of income and retained earnings	-years ended December
 	31, 1996 and 1995

Consolidated statements of cash flows-years ended	December 31, 1996 and 1995

Notes to consolidated financial statements-years ended December 31, 1996 and
	 1995

Item 8. Changes in and Disagreements With Accountants on Accounting and
Financial	Disclosure

Not applicable.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Issuer.

For information with respect to the directors and control persons of the Issuer, see Pages 2, 3 and 4 of the Issuer's definitive proxy statement for the 1997 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Issuer:


                                                      				Date of First
Name	                 Age	   Office Held               	Election to Office

Barbara J. Dreyer    	58	    President and Treasurer          	1995
Edwin G. Torrance    	65	    Secretary	                        1995


All officers hold their respective offices until their successors are duly elected and qualified. Ms. Dreyer served as Secretary-Treasurer of the Issuer from 1987 until her election to the office of President and Treasurer in 1995.

Item 10. Executive Compensation.

See page 3 of the Issuer's definitive proxy statement for the 1997 annual meeting of its shareholders, which page is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

See pages 3 and 4 of the Issuer's definitive proxy statement for the 1997 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

See pages 3, 4 and 5 of the Issuer's definitive proxy statement for the 1997 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 13. Exhibits And Reports on Form 8-K

         (a)	Index of Exhibits:

	           	(3)	(a) Articles of Incorporation (incorporated by reference
                 to Exhibit 3 to the Issuer's annual report on Form 10-K for
                 the year ended 	December 31, 1988).

                                 III-1

                 (b)  By-laws, as amended (incorporated by reference to
                 Exhibit 3(b)	to the Issuer's quarterly report on Form 10-QSB
                 for the quarter ended June 30, 1995).

          		(10)	Material contracts:

              			(a) Note from Providence and Worcester Railroad Company to
		              	Issuer dated January 1, 1988 (incorporated by reference to
                 Exhibit	10(a) to the Issuer's annual report on Form 10-KSB
                 for the year	ended December 31, 1992) as modified by
                 Agreement dated August 16, 1995 (incorporated by reference
                 to Exhibit 10(a) to the Issuer's	annual report on Form
                 10-KSB for the year ended December 31,	1995).

              			(b) Lease between Whiteco Metrocom, Inc. and Issuer dated
                 June 25,	1985 (incorporated by reference to Exhibit 10(b)
                 to the Issuer's	annual report on Form 10-KSB for the year
                 ended December 31,1992) as amended by agreement dated March
                 12, 1995 (incorporated by reference to Exhibit 10(c) to the
                 Issuer's quarterly report on Form	10-QSB for the quarter
                 ended June 30, 1995).

              			(c) Leases between Metropark, Ltd., and Issuer:

                 				(i)  Dated November 6, 1996; see page III-4.

                				(ii)  Dated November 30, 1995 (incorporated by reference
                          to Exhibit 10(c) (i) to the Issuer's annual report
                          on Form 10-KSB for the year ended December 31, 1995).

    		            	(iii)  Dated November 10, 1994 (incorporated by reference
                          to	Exhibit 10(c) (iii) to the Issuer's annual
                          report on Form 10-KSB for	the year ended December
                         31, 1994).

         		(13)	Annual report to shareholders for the year ended December 31,
             			1996; see page III-5.

           (21) Subsidiaries of the Issuer; see page III-6.

                               					III-2

           (22)  	Plan of the Issuer's parcels in downtown Providence
                  (incorporated by reference to page 5 of the Issuer's annual
                  report to 	shareholders	for the year ended December 31,
                  1996), filed as Exhibit 13 hereto.

     (b) For the quarter ended December 31, 1996, no reports on Form 8-K were filed.

                                     III-3

                                EXHIBIT (10) (c) (i)

                                    L E A S E

THIS INDENTURE OF LEASE made as of the sixth day of November, 1996, by and between CAPITAL PROPERTIES, INC., a Rhode
Island corporation (hereinafter referred to as "Landlord"), and METROPARK, LTD., a Rhode Island corporation (hereinafter referred to as "Tenant").

                         W I T N E S S E T H   T H A T:

In consideration of the rents, covenants and agreements to be paid, kept and performed by Tenant, as hereinafter provided, Landlord hereby demises and leases to Tenant, and Tenant hereby hires and takes from Landlord the real property known as Parcels 3E and 4E in the Capital Center, in Providence, Rhode Island, as shown on a plan attached to this Lease as Exhibit A (hereinafter called the "Premises").

TO HAVE AND TO HOLD the Premises, together with all rights, privileges, easements and appurtenances thereunto belonging and attaching, unto Tenant for a term of two years (hereinafter called the "Term") commencing as of November 1, 1996, and ending on October 31, 1998.

This Lease is made upon the covenants and agreements herein set forth on the part of the respective parties, all of which the parties respectively agree to observe and comply with during the term hereof.

1.  RENTAL.

During the period from November 1, 1996 to October 31, 1997,
Tenant shall pay to Landlord an annual rental of One Hundred Eight Thousand ($108,000) Dollars payable in monthly installments of Nine Thousand ($9,000) Dollars on the first day of each month. During the period from November 1, 1997 to October 31, 1998, Tenant shall pay to Landlord an annual rental of One Hundred Eleven Thousand Six Hundred ($111,600) Dollars payable in monthly installments of Nine Thousand Three Hundred ($9,300) Dollars on the first day of each month.

2.  UTILITIES AND OTHER CHARGES.

Tenant will pay directly before the same become delinquent all charges, duties, rates, license and permit fees and other amounts of every description to which the Premises or any part thereof or any improvement thereon erected or used by Tenant may, during the term hereof, be assessed or become liable for electricity, refuse collection, telephone or any other utillities or services or any connection or meters therefor, whether assessed to or payable by Landlord or Tenant. Tenant will, within ten (10) days after receipt of written demand by Landlord, furnish Landlord with receipts or other evidence indicating that all such amounts have been paid. Provided, however, that Tenant shall only be responsible for those charges and assessments which are for the period of its occupancy of the Premises.

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

5.  INSPECTION.

Tenant will permit Landlord and its agents at all reasonable times during the term hereof to enter the Premises and examine the state of repair and condition thereof, and the use being made of the same. Landlord may also enter upon the Premises to perform any repairs or maintenance which Tenant has failed to perform hereunder, and to show the premises to prospective purchasers, tenants and mortgagees. Further, Landlord shall have the right to have test borings done on the premises, on weekends, but done in such a manner as not to unreasonably interfere with the Tenant's business thereon.

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

10.  INSURANCE.

Tenant will, at its own cost and expense, effect and maintain during the term hereof, a policy or policies of comprehensive general liability insurance, or its equivalent, with minimum limits of not les than $500,000 for injury to one or more persons in any one occurrence, and also insurance in the sum of not less than $1,000,000 against claims for property damage in any one accident, such policy or policies to name Landlord as additional insured, to require the insurer to give landlord at least 10 days' written notice of its intention to cancel, terminate or amend the insurance policy or policies in any material respect, and to cover the entire Premises. Tenant may insure premises as part of a blanket policy.


11.  LANDLORD'S COSTS AND EXPENSES.

If Tenant shall fail to comply with any of its obligations hereunder, landlord may, upon ten (10) days' prior written notice to Tenant

(or without notice in case of emergency), take any such action as may be reasonably required to cure any such default by Tenant. Tenant will pay to Landlord, on demand, all costs and expenses, including reasonable attorneys' fees, incurred by Landlord in collecting any delinquent rents, or other charges payable by Tenant hereunder, or in connection with any litigation commenced by or against Tenant (other than condemnation proceedings) to which Landlord, without any fault on its part, shall be made a party. All such amounts owing to Landlord shall constitute additional rent hereunder.

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

14.  DEFAULT.

14.1 In the event that during the term hereof any of the following events shall occur (each of which shall be an "Event of Default");
(a) Tenant shall default in the payment of any installment of the Rent for ten (10) days after the same shall become due, during which ten-day period Tenant may cure the default;

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


14.3 Each right and remedy of Landlord provided for in this Lease shall be cumulative and shall be in addition to every other right or remedy provided for in this Lease or now or hereafter existing, at law or in equity, or by statute or otherwise, and the exercise or beginning of the exercise by Landlord of any one or more of the rights or remedies provided for in this Lease, or now or hereafter existing at law or in equity, or by statute or otherwise, shall not preclude the simulatneous or later exercise by Landlord of any or all other rights or remedies provided for in this Lease, or now or hereafter existing at law or in equity, or by statute or otherwise.

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

17.  INDEPENDENT COVENANTS-NO WAIVER.

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

19.  QUEST ENJOYMENT.

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

IN WITNESS WHEREOF, the parties hereto have caused these presents to be executed in duplicate as of the day and year first above written.

CAPITAL PROPERTIES, INC.               			METROPARK, LTD.

By: /s/ Barbara J. Dreyer                 By: /s/ Charles Meyers
Barbara J. Dreyer, Treasurer	             Charles Meyers, President

STATE OF RHODE ISLAND

COUNTY OF PROVIDENCE


In Providence, in said County on the 6th day of November, 1996, before me personally appeared BARBARA J. DREYER, President of CAPITAL PROPERTIES, INC., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and she acknowledged said instrument by her executed to be her free act and deed and the free act and deed of said corporation.

                                      /s/ Gloria P. Hopkins

                                   							Notary Public



STATE OF RHODE ISLAND

COUNTY OF PROVIDENCE


In Providence, in said County on the 6th day of November, 1996, before me personally appeared CHARLES MEYERS, President of METROPARK, LTD., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and he acknowledged said instrument by him executed to be his free act and deed and the free act and deed of said corporation.

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

Executed this 6th day of November, 1996.

                                      /s/ Charles Meyers
                                 									Charles Meyers

                          EXHIBIT (13)

                    1996 ANNUAL REPORT TO SHAREHOLDERS


BRIEF DESCRIPTION OT
THE COMPANY'S BUSINESS

The Company's business consists of the leasing of certain of its real estate interests in downtown Providence, Rhode Island and the operation of other downtown Providence properties as public parking facilities. Through its wholly-owned subsidiary, Tri-State Displays, Inc., the Company leases outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts for outdoor advertising purposes. Through its wholly-owned subsidiary, Capital Terminal Company, the Company operates its petroleum storage facilities in East Providence, Rhode Island.

PRESIDENT'S REPORT

In the accompanying financial statements for the calendar year 1996, the Company is reporting income before taxes of $557,000.

The Company's common stock is listed on the Boston Stock Exchange under the symbol "CPI" and is also traded over-the-counter.

During 1996, the Company paid a dividend of $.55 per share on the Company's outstanding stock. The Company has been classified as a personal holding company (PHC) for federal income tax purposes due to the present composition of its stock ownership and revenues. A PHC is subject to an additional tax on amounts classified as undistributed PHC income. This classification did not affect the Company's federal income tax liability for 1996 because the Company made sufficient dividend distributions to shareholders.

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

The Company, in 1989, entered into a non-binding letter of intent with One Park Row East Corporation (One Park Row), an affiliate of First Quebec Corporation of Montreal, Canada, for the proposed construction of an office building containing approximately 95,000 gross square feet on Parcel 4E.
The plans for this development have already been approved by the Capital Center Commission, and all permits necessary to commence construction have been obtained. However, construction will not commence until such time as One Park Row has identified tenants to occupy a significant portion of the building. When such tenants have been identified, the letter of intent will be supplanted by a formal land lease yet to be fully negotiated.

Providence Place Mall, a regional shopping mall containing 1.2 million square feet of retail space and a 4,000 car garage, is proposed to be built on a
13.2 acre site to the west of the Company's properties in Capital Center (marked "H" on the plan). The developer, Providence Place Group, has announced that the groundbreaking will take place on March 24, 1997. According to the developer, anchor stores include Nordstrom, Filene's and Lord & Taylor. The proposed Mall will be connected to the remainder of the Capital Center area via the riverwalks along the Woonasquatucket River.

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

In order to accommodate the relocation of the rivers, the State condemned a portion of the Company's property in November 1987. The State and City had previously agreed to share all land condemnation costs. As part of the Settlement Agreement, in 1989 the State deeded to the Company a 72,000 square foot parcel of land in Capital Center (Parcel 9). As payment for Parcel 9, the Company was required to return to the State an amount equal to the State's share of the condemnation award, but the Company was entitled to retain the balance of such award. In April 1988, the Company filed a petition in the Rhode Island Superior Court for an increased condemnation award alleging that the award paid in 1987 ($2,600,000) was inadequate. In January 1992, the Superior Court awarded the Company an additional condemnation award of $401,000 plus interest from the date of condemnation. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in February 1992, the Company appealed the decision of the Superior Court to the Rhode Island Supreme Court. In January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case. The case was retried in 1995 and on March 5, 1997, the Superior Court issued a decision awarding the
Company an additional $6,100,000 plus interest.   The Company expects the
judgment to be entered in mid-March 1997, and the State will have twenty days thereafter to file an appeal to the Supreme Court. Should an appeal be filed, management is unable to predict when the matter will be heard. Under the Settlement Agreement, the Company may be required to return to the State a portion of any additional award as and when finally determined.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

In 1988, in accordance with a plan of distribution, the Company transferred the ownership of Providence and Worcester Railroad Company (Railroad) to the Company's shareholders. As part of the plan, the Company received a promissory note in the amount of $9,377,000 payable over a period of twenty years with interest at 12% per year, prepayable at any time without penalty. Such prepayments reduced the required monthly payments without changing the term of the note.

During 1995, Railroad informed the Company that it had secured a commitment from a bank which would enable it to borrow funds in an amount sufficient to prepay the entire balance of its note at an interest rate below 10%. The Company and Railroad negotiated an agreement reducing the interest rate to 10% upon Railroad's prepayment of $1,800,000 on its note, the proceeds of which were used by the Company to prepay in full its note payable to a bank in the amount of $1,755,000.

The agreement further provided that the first $200,000 of any future prepayments would reduce the required monthly payments over the remaining term of the note.

Thereafter, 50% of any additional prepayments will reduce the required monthly payments, and the balance will be applied to reduce the note in inverse order of maturity of the remaining principal payments. During 1996, Railroad made a voluntary prepayment of $200,000, which prepayment (together with the interest rate adjustment) results in a current monthly payment of principal and interest over the remaining twelve-year term in the amount of $53,000.

During 1995, the Company also entered into an agreement with Railroad releasing a portion of the collateral securing the note in exchange for the right to require Railroad to convey the Wilkesbarre Pier (the Pier) in East Providence, Rhode Island for the sum of $1 to a purchaser of the Company's petroleum storage facilities (the Facilities), should the Company sell the Facilities. The Pier is used by the Company or its tenant for the berthing of vessels which off-load petroleum products which are transported by pipeline to the Facilities.


OTHER OPERATIONS

In 1991, the Company's Facilities were leased to Coastal Oil New England, Inc. (Coastal), an affiliate of Coastal Corporation, under a five-year lease which terminated September 30, 1996. The Company, through a newly-formed wholly-owned subsidiary, Capital Terminal Company, commenced the operation of the Facilities. The Company anticipates moving product through the Facilities in March 1997.

Tri-State Displays, Inc., another wholly-owned subsidiary, owns or controls 22 locations along interstate and primary highways in Rhode Island and Massachusetts which are leased to Whiteco Metrocom (a division of Whiteco Industries, Inc., of Merrillville, Indiana) for commercial advertising purposes. These locations contain a total of 41 billboard faces, all of the which are the large painted bulletins normally seen along interstate and primary highways. The Company has additional locations along interstate and primary highways in Rhode Island, Massachusetts and Connecticut, and, in cooperation with outdoor advertising companies, is attempting to obtain public permits to use some of these additional locations for outdoor advertising purposes.

                             *    *    *

Because of relocating, Gayl W. Doster is not standing for reelection as a director of the Company in April of this year. Although Mr. Doster only served as a director of the Company one year, his broad business experience and incisive thinking greatly assisted management in its decision-making. We thank him for his valued contributions.

                               							Sincerely,

                                      /s/ Barbara J. Dreyer
                               							Barbara J. Dreyer
                               							President

March 7, 1997

                        MAP IN ANNUAL REPORT

The map in the Annual Report to Shareholders is a plan of a portion of downtown Providence, Rhode Island, which indicates those parcels owned by the Issuer in that area known as "Capital Center" and immediately adjacent thereto. A legend contains the Parcel Number, the Parcel Size and the Development on the Parcels as follows:



Parcel No.	  Square Feet
CAPITAL	     PARCEL SIZE		    DEVELOPMENT ON PARCELS
CENTER

	2             	92,000
	3S            	48,000	      	13 Story Office Building
                               235,000 gross square feet
	3W            	35,000
	3E            	24,000
	4W            	46,000
	4E            	22,000
	5             	54,000	      	8 Story Luxury Apartment Building -
		                             454,000 gross square feet
	6            	386,000 (Land, 303,000; Air Rights, 83,000)
	7A            	76,000		      360 Car Public Parking Garage
	8             	36,000	      	4 Story Office Building - 114,000 gross
		                             square feet
	9             	72,000


OUTSIDE
CAPITAL
CENTER
	21	             3,000
	22	            15,000


(See President's Report, pages 2 and 3, for discussion of the development on the parcels.)

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial condition:

In 1988, in accordance with a plan of distribution, the Company transferred the ownership of Providence and Worcester Railroad Company (Railroad) to the Company's shareholders. The Company and Railroad have a common controlling shareholder. As part of the plan, the Company received a promissory note in the amount of $9,377,000 payable over a period of twenty years with interest at 12% per year, prepayable at any time without penalty. Such prepayments reduced the required monthly payments without changing the term of the note.

During 1995, Railroad informed the Company that it had secured a commitment from a bank which would enable it to borrow funds in an amount sufficient to prepay the entire balance of its note at an interest rate below 10%. The Company and Railroad negotiated an agreement reducing the interest rate to 10% upon Railroad's prepayment of $1,800,000 on its note, the proceeds of which were used by the Company to prepay in full its note payable to a bank in the amount of $1,755,000.

The agreement further provided that the first $200,000 of any future prepayments would reduce the required monthly payments over the remaining term of the note. Thereafter, 50% of any additional prepayments will reduce the required monthly payments, and the balance will be applied to reduce the note in inverse order of maturity of the remaining principal payments. During 1996, Railroad made a voluntary prepayment of $200,000, which prepayment (together with the interest rate adjustment) results in a current monthly payment of principal and interest over the remaining twelve-year term in the amount of $53,000.

During 1995, the Company also entered into an agreement with Railroad releasing a portion of the collateral securing the note in exchange for the right to require Railroad to convey the Wilkesbarre Pier (the Pier) in East Providence, Rhode Island for the sum of $1 to a purchaser of the Company's petroleum storage facilities (the Facilities), should the Company sell the Facilities. The Pier is used by the Company or its tenant for the berthing of vessels which off-load petroleum products which are transported by pipeline to the Facilities.

The note is now secured by a first mortgage on a significant portion of Railroad's operating right-of-way in Massachusetts, exclusive of the track structure (which includes rails, ties, fasteners and ballast). Due to the active railroad use of the collateral, the Company may not have immediate access thereto in the event of non-payment by Railroad. Based upon an independent appraisal, it is the opinion of management that the collateral is of sufficient value to satisfy the obligation of Railroad in the event of a default.

The Company intends to hold the note to maturity.

In addition to the note from Railroad, the Company's principal assets consist of land, a public parking garage, the Facilities and outdoor advertising sites. A significant portion of the land consists of approximately 20.5 acres, including 1.9 acres of air rights, in downtown Providence, Rhode Island, held for development. As of December 31, 1996, the Company had entered into three long-term land leases covering approximately
3.2 acres of land. The tenants of each parcel have constructed buildings which are substantially occupied. The Company is engaged in discussions concerning the possible development of other parcels but is unable to predict when leases on additional parcels will commence. However, the Company will continue to use the available parcels for public surface parking. The Company anticipates that future development of the remaining properties will consist primarily of long-term ground leases under which the significant portion of future rental income will not be earned until the buildings are completed by the tenants and occupied.

Certain of the Company's land leases provide for scheduled rent increases over their terms which extend to the year 2091. In accordance with the provisions of Statement of Financial Accounting Standards No. 13 (Accounting for Leases) and certain of its interpretations, the Company recognizes the rental income on the straight-line basis over the term of each lease; however , the Company does not report as income that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties. At December 31, 1996, the cumulative amount not reported as income is $9,422,000.

The Company's Facilities had been leased under a 5-year agreement which terminated September 30, 1996, under which the tenant paid an annual rental of $183,000 plus reimbursement of property taxes (approximately $90,000 annually).

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

During 1995, the former tenant informed the Company of the erosion of a slope and damage to a retaining wall which caused the washing away of several tons of soil. The consultants have proposed several options and have determined a range of estimated costs (including professional fees) to be $15,000 (to repair the eroded channel) to $136,000 (to include the replacement of the retaining wall).

In 1995, the Company provided for the estimated costs to remediate the contaminated soil and repair the erosion situation by reporting a liability and a corresponding receivable from the former tenant for $42,000. In 1996, the Company paid $15,000 to repair a portion of the erosion situation, which amount reduced the reported liability to $27,000. At December 31, 1996, the Company is reporting on the accompanying consolidated balance sheet the aforementioned liability of $27,000 in accrued expenses, other, and a $42,000 receivable from the former tenant which is included in other receivables.

Management is of the opinion that the terms of the lease not only make the former tenant solely responsible for the payment of all costs to remediate the contaminated soil and to repair the erosion of the slope and retaining wall, but also required the former tenant to return the Facilities at the termination of the lease in a condition substantially the same as when the former tenant took possession. After the former tenant vacated the Facilities and emptied the tanks, the Company inspected the Facilities and determined that one of the tanks had a structural failure. The Company repaired the tank at a cost of $65,000, which amount is included in expenses applicable to rental income on the accompanying consolidated statement of income and retained earnings for 1996.

Since 1985, the Company has been a party to an agreement covering the operation and maintenance of the Pier, which Pier is owned by Railroad. In 1991, the agreement was amended by the parties then subject to the agreement
who were the Company, Railroad and two major oil companies. 	The agreement
provides that the parties will share the cost of operating and maintaining the Pier, which costs are allocated annually among the parties based on their relative usage of the Pier as measured by vessel berthing hours. Since 1991, Railroad has notified the parties of the need for several significant repair and maintenance projects to the Pier and has attempted to obtain agreement among the parties to proceed with such repairs. In 1996, Railroad notified the parties that the estimated cost of the repair and maintenance projects totalled approximately $1,100,000 and requested the parties to consent to its undertaking such projects. All of the parties except one have consented. All of the Companys responsibilities and obligations under this agreement were assumed by the former tenant in accordance with the terms of its lease. Although the former tenant has paid for certain on-going operating costs, it does not agree that it is responsible for any portion of the costs of the repair and maintenance projects. The Company is unable to determine what its share of the costs will be as well as when reimbursement will be due Railroad.

Because the former tenant does not agree that it is responsible for any of the aforementioned costs, the Company has initiated arbitration proceedings before the American Arbitration Association in accordance with the lease provisions. In connection with the arbitration proceedings, the former tenant has again denied responsibility and has set forth counterclaims asserting that it is entitled to recover $96,000 plus interest from the Company for operating expenses. The Company denies any liability in
connection with the counterclaims.  	The  arbitration proceedings will
decide the responsibilities of the parties, which decision is final. The Company expects that the proceedings will commence in the second quarter of 1997 and that a decision will be rendered shortly thereafter. The arbitration could find that the Company is financially responsible for some or all of the disputed costs.

On October 1, 1996, the Company took possession of the Facilities and is currently in negotiations with several oil companies to enter into thru-put arrangements under which the Company would receive, store and disburse
product (thru-put) for such companies.   However, there is no assurance when
and if such arrangements can be completed. In the absence of such arrangements, the annual cash outlay to maintain the Facilities is approximately $240,000. Pending the completion of thru-put arrangements, the Company anticipates purchasing petroleum products which it will store at the Facilities and resell.

The Company manages its exposure to future contamination, cleanup or similar costs associated with the Facilities through its adherence to established procedures for operations and equipment maintenance. In addition, the Company maintains what it believes to be adequate levels of insurance.

In management's opinion, the Company will continue to be able to generate adequate amounts of cash to meet substantially all of its expenditures.

In 1995 and 1996, the Company paid dividends of $.30 and $.55 per share, respectively, on the Company's outstanding common stock. The Company expects to be in a position to continue dividend payments on a semi-annual basis; however, the declaration of any dividend and the amount thereof will depend on the Company's future earnings, financial condition and other relevant factors.

In connection with the River Relocation Project, in 1987 the State of Rhode Island condemned a portion of the Company's property and paid an award of $2,600,000. As part of an agreement to purchase another parcel of land from the State, the Company was required to return to the State a portion of the condemnation award ($1,600,000).

In April 1988, the Company filed a petition in the Rhode Island Superior Court for an increased condemnation award alleging that the award paid in 1987 was inadequate. In January 1992, the Superior Court awarded the Company an additional condemnation award of $401,000 plus interest from the date of the condemnation. The interest is calculated by using a published Treasury bill rate which compounds annually and, through December 31, 1996, totals approximately 66% of any additional award. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in February 1992, the Company appealed the decision of the Superior Court to the Rhode Island Supreme Court. In January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case. The case was retried in 1995, and on March 5, 1997, the Superior Court issued a decision awarding the Company an additional $6,100,000 plus interest. The Company expects the judgment to be entered in mid-March 1997, and the State will have twenty days thereafter to file an appeal to the Supreme Court. Should an appeal be filed, management is unable to predict when the matter will be heard. Under the aforementioned agreement, the Company may be required to return to the State a portion of any additional award as and when finally determined.

The Company has incurred professional fees in connection with the case which totalled $32,000 and $154,000 in 1996 and 1995, respectively, which are included in general and administrative expenses on the accompanying consolidated statements of income and retained earnings.

During 1995, the Company received notice of an increase in the assessed valuation of several of its parcels in Providence, Rhode Island. The increase in the assessment was not the result of a city-wide revaluation, pertained to 1995 and subsequent years and resulted in an annual increase in property taxes of $265,000. The Company has filed appeals for 1995 and 1996 but was required to make property tax payments as due pending the outcome of the appeals. During 1996, the City reduced the assessed valuation on one of the parcels, resulting in an abatement of property taxes of $107,000 for 1995 and a reduction in the tax of $115,000 for 1996. The Company is unable to determine if the remaining appeals will result in an abatement of the property taxes for 1995 and 1996 and the lowering of property taxes for 1997 and thereafter.

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

For the two years ended December 31, 1996, the Company has been classified as a personal holding company (PHC) for federal income tax purposes due to the present composition of its stock ownership and revenues. A PHC is subject to an additional tax of 39.6% on amounts classified as undistributed PHC income. This classification did not affect the Company's federal income tax liability in 1995 or 1996 because the Company made sufficient dividend distributions to shareholders.

Future cash outlays for income taxes will be a more significant portion of total tax expense and presently exceeds total tax expense for financial reporting purposes. This results principally from the recognition of rental income on a contractual basis for tax reporting purposes and additional depreciation claimed for financial reporting purposes.

Certain portions of this Annual Report to Shareholders, and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements, contain forward-looking statements which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the ability of the Company to enter into thru-put arrangements in connection with the Facilities; changes in economic conditions that may affect either the current or future development on the Company's parcels; the resolution of the arbitration proceeding; the final outcome of the condemnation litigation; and exposure to future contamination, cleanup or similar costs associated with the operation of the Facilities.


Results of operations:

The Company's total income for 1996 decreased 8% over the 1995 level.

The decrease in rental income and expenses applicable to rental income resulted from the termination of the lease of the Facilities on September 30, 1996.

For 1996, income applicable to garage and surface parking remained approximately at the 1995 level. Expenses applicable to garage and surface parking decreased 7% over the 1995 level principally due to a decrease in property taxes resulting from a reduction in the assessed valuation of the land under the parking garage. This reduction in the assessed valuation also resulted in the Company's reporting income of $107,000 from the abatement of a portion of its 1995 taxes on said parcel.

Also included in total income for 1995 is $75,000 resulting from the sale of properties and equipment, principally the Company's only billboard which was sold to its tenant.

The decrease in interest income on the note receivable from Railroad results from prepayments in 1996 and 1995 totalling $200,000 and $1,855,000, respectively, and the reduction in 1995 of the interest rate on the note from 12% to 10%.

General and administrative expenses decreased 46% from the 1995 level principally due to a decrease in payroll and related costs resulting from a reduced number of employees and a decrease in professional fees in connection with the condemnation case.

The Company had a note payable outstanding to a bank, which was fully prepaid in August 1995.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996


ASSETS

Properties and equipment (net of accumulated
	depreciation)                                           		$	9,027,000
Cash and cash equivalents                                   			948,000
Temporary cash investments	                                  		203,000
Note receivable, Providence and Worcester  Railroad
	Company                                                  			4,212,000
Other receivables		                                           	317,000
Accrued rental income of $9,792,000 less amount for which
	realization is not assured of $9,422,000		                   	370,000
Prepaid and other		                                           	131,000
                                                        	 $	15,208,000


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
	Accounts payable and accrued expenses:
		Property taxes                                      		 $     489,000
	  	Other		                                                   	104,000
	Income taxes payable	                                       		128,000
	Deferred income taxes	                                   	 	1,360,000
                                                          	 	2,081,000

Commitments and contingencies (Notes  5, 7 and 8)

Shareholders' equity:
	Common stock, $1 par; authorized, issued and
		and outstanding 1,000,000 shares	                        		1,000,000
	Capital in excess of par		                                	10,828,000
	Retained earnings		                                        	1,299,000
			                                                        	13,127,000
                                                        	 $	15,208,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                				1996		     	1995

Income:
	Rentals                                       		$1,703,000		$1,759,000
	Garage and surface parking			                     	493,000	   	483,000
	Petroleum storage facilities		            		         4,000
	Interest:
		Providence and  Worcester Railroad Company	    			437,000   		668,000
		Other		                                          		49,000	    	35,000
	Property tax abatement		                          	107,000
	Gain on sale of properties and equipment					                   75,000
                                               			2,793,000		 3,020,000

Expenses:
	Expenses applicable to:
		Rental income	                                  		742,000	   	805,000
		Garage and surface parking		                     	740,000	   	797,000
		Petroleum storage facilities		                   	140,000
	General and administrative		                      	614,000	 	1,133,000
	Interest				                                                  	124,000
	                                               		2,236,000	 	2,859,000

Income before income taxes                       			557,000	   	161,000

Income tax expense (benefit):
	Current                                         			295,000   		188,000
	Deferred		                                        	(70,000)	 	(105,000)
                                                  		225,000	    	83,000

Net income                                       			332,000	    	78,000

Retained earnings, beginning		                   	1,517,000	 	1,739,000

Dividends on common stock
	(1996, $.55; 1995, $.30)	                       		(550,000) 		(300,000)

Retained earnings, ending                     		$	1,299,000	$	1,517,000

Earnings per common share	                          		$.33	    		$.08


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                   		1996		      	1995
Cash flows from operating activities:
	Net income	                                    	$	332,000    	$	78,000
	Adjustments to reconcile net income to net
		cash provided by operating activities:
			Depreciation		                                 	362,000    		364,000
			Gain on sale of properties and equipment			                		(75,000)
			Accrued rental income		                        	(91,000)	  	(128,000)
			Deferred income taxes		                        	(70,000)  		(105,000)
			Changes in assets and liabilities:
				Increase in:
					Other receivables	                         		(103,000)
					Prepaid and other		                                     			(26,000)
					Accounts payable and accrued expenses			                  		99,000
					Income taxes payable                       			128,000
				Decrease in:
					Other receivables		                                      			38,000
					Prepaid and other		                           	63,000
					Accounts payable and accrued expenses		      	(76,000)
					Income taxes payable			                                  		(78,000)
	Net cash provided by operating activities		      	545,000	    	167,000

Cash flows from investing activities:
	Purchase of:
		Properties and equipment	                      		(13,000)   		(10,000)
		Temporary cash investments		                   	(403,000)
	Proceeds from:
		Collection of note receivable, Providence and
			Worcester Railroad Company                   			402,000	  	2,068,000
		Sale of properties and equipment		                         			138,000
		Maturities of temporary cash investments		      	200,000
	Net cash provided by investing activities		      	186,000  		2,196,000

Cash flows from financing activities, payment of:
	Note payable, bank	                                     				(2,053,000)
	Dividends		                                     	(550,000)  		(300,000)
	Cash used in financing activities		             	(550,000)		(2,353,000)

Increase in cash and cash equivalents	           		181,000	     	10,000
Cash and cash equivalents, beginning		            	767,000    		757,000
Cash and cash equivalents, ending	              	$	948,000 	$  	767,000

Supplemental disclosures, cash paid for:
	Interest	                                      	$     -0-		$  	119,000
	Income taxes	                                  	$	130,000   	$	345,000


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995


1.	Basis of presentation and summary of significant accounting policies:

  	Basis of presentation and principles of consolidation:

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tri-State Displays, Inc.
   (TSD) and Capital Terminal Company (CTC), which was incorporated in June 1996 to hold the assets and operate the Company's petroleum storage facilities (the Facilities) commencing October 1, 1996. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

  	Description of business:

   The Company operates in one business segment as a lessor of properties, an operator of adjacent public parking facilities principally in the Providence, Rhode Island area, and, effective October 1, 1996, an operator of a thru-put petroleum storage facility in East Providence, Rhode Island.

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

  	Cash and cash equivalents:

  	The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of short-term uninsured repurchase agreements which the Company routinely purchases, totalled $841,000 at December 31, 1996.

  	Temporary cash investments:

  	The Company periodically invests its excess cash in United States government and governmental agency obligations maturing in not more than one year.

  	Properties and equipment:

  	Properties and equipment are stated at cost. Depreciation is being provided by the straight-line method over the estimated useful lives of the respective assets.

  	Effective January 1, 1997, the Company has adopted Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of) which requires that property and equipment held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows
   (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related assets.

   The adoption of FAS No. 121 had no effect on the accompanying consolidated financial statements for 1996.

  	Income taxes:

  	The Company and its subsidiaries file a consolidated Federal income tax return.

   Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

   Rental income:

  	The Company's properties leased to others are under operating leases. The Company reports rental income when earned under the operating method.

   Certain of the Company's land leases provide for scheduled rent increases over their remaining terms (27 to 96 years). In accordance with the provisions of Statement of Financial Accounting Standards No. 13 (Accounting for Leases) and certain of its interpretations, the Company is recognizing the rental income on the straight-line basis over the terms of the leases; however, the Company does not report as income that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.

2.	Properties and equipment:


      		Properties on lease or held for lease, land
      			and land improvements	                          	$	4,014,000

		      Petroleum storage facilities:
			      Land		                                             1,825,000
      			Buildings and structures		                           325,000
      			Tanks and equipment		                              4,163,000
			                                                         6,313,000
		      Other:
		      	Land and land improvements	                        		492,000
      			Buildings, principally parking garage	           		2,537,000
      			Equipment	                                          		96,000
                                                    					   3,125,000
                                                     						13,452,000
      		Less accumulated depreciation:
			      Petroleum storage facilities	                     	3,775,000
      			Other                                        		      650,000
                                                            4,425,000
                                                     					$	9,027,000

3. Note receivable, Providence and Worcester Railroad Company:

  	In 1988, in accordance with a plan of distribution, the Company transferred the ownership of Providence and Worcester Railroad Company (Railroad) to the Company's

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996 AND 1995


3. Note receivable, Providence and Worcester Railroad Company (continued):

  	shareholders. The Company and Railroad have a common controlling shareholder. As part of the plan, the Company received a promissory note in the amount of $9,377,000 payable over a period of twenty years with interest at 12% per year, prepayable at any time without penalty. Such prepayments reduced the required monthly payments without changing the term of the note.

   During 1995, Railroad informed the Company that it had secured a commitment from a bank which would enable it to borrow funds in an amount sufficient to prepay the entire balance of its note at an interest rate below 10%.
   The Company and Railroad negotiated an agreement reducing the interest rate to 10% upon Railroad's prepayment of $1,800,000 on its note, the proceeds of which were used by the Company to prepay in full its note payable to a bank in the amount of $1,755,000.

	  The agreement further provided that the first $200,000 of any future prepayments would reduce the required monthly payments over the remaining term of the note. Thereafter, 50% of any additional prepayments will reduce the required monthly payments, and the balance will be applied to reduce the note in inverse order of maturity of the remaining principal payments. During 1996, Railroad made a voluntary prepayment of $200,000, which prepayment (together with the interest rate adjustment) results in a current monthly payment of principal and interest over the remaining twelve-year term in the amount of $53,000.

  	During 1995, the Company also entered into an agreement with Railroad releasing a portion of the collateral securing the note in exchange for the right to require Railroad to convey the Wilkesbarre Pier (the Pier) in East Providence, Rhode Island for the sum of $1 to a purchaser of the Facilities, should the Company sell the Facilities. The Pier is used by the Company or its tenant for the berthing of vessels which off-load petroleum products which are transported by pipeline to the Facilities.

  	The note is now secured by a first mortgage on a significant portion of Railroad's operating right-of-way in Massachusetts, exclusive of the track structure (which includes rails, ties, fasteners and ballast). Due to the active railroad use of the collateral, the Company may not have immediate access thereto in the event of non-payment by Railroad. Based upon an independent appraisal, it is the opinion of management that the collateral is of sufficient value to satisfy the obligation of Railroad in the event of a default.

  	The Company intends to hold the note to maturity.


4.	Other receivables:


      		Rentals, principally tenant property
			       tax reimbursements (see Note 5)	          	$	134,000
      		Property tax abatement (see Note 9)	          		93,000
      		Former tenant of petroleum storage
		        facilities (see Note 7)                    			55,000
      		Interest, Providence and Worcester
		       	Railroad Company	                           		35,000
			                                                  	$317,000

5.	Description of leasing arrangements:

  	At December 31, 1996, the Company had entered into land leases for three separate land parcels with remaining terms of up to 96 years. The Company also leases various parcels of land principally for outdoor advertising and surface parking for remaining terms of up to 27 years.

   For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the initial 30 to 102-year terms of the leases) amounted to $9,792,000 through December 31, 1996. Management has been able to conclude that a portion of the excess of straight-line over contractual rentals ($370,000 at December 31, 1996) is realizable when payable over the terms of the leases.

   Several leases provide that the tenants reimburse the Company for property taxes, which amounts are excluded from rental income and expenses applicable to rental income on the accompanying consolidated statements of income and retained earnings. These reimbursements were as follows:


                                                		 1996    		 1995

          Petroleum storage facilities	         	$	90,000 	$ 90,000
          Other		                                	260,000	 	236,000
                                               		$350,000		$326,000


  	Minimum future contractual rental payments to be received from noncancellable leases as of December 31, 1996 are:


        		Year ending December 31,
	                	1997		                          	$ 	1,139,000
               			1998	                            			1,218,000
               			1999                            				1,273,000
               			2000	                            			1,360,000
               			2001                             			1,380,000
               			2002 to 2092                   			168,992,000
                                              					$175,362,000

	  Rental income from major tenants as a percentage of the Company's total rental income is as follows:


	               	Tenant                      1996	   1995
                  		A	                      	28.4%	  27.2%
                 			B	                      	18.5	   18.1
                 			C	                     		17.8   	17.3
                 			D		                     	16.8   	16.3


  	In the event of tenant default, the Company has the right to reclaim its leased assets together with any improvements thereon.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1996 AND 1995


6.	Income taxes:

  	A reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:


                                          				1996		      	1995
     		Computed "expected" tax expense    		$189,000   	$	55,000
     		Increase (decrease) in taxes
			      resulting from:
			       State income tax, net of
			        Federal income tax benefit      			37,000	    	22,000
        		Other	                            		(1,000)    		6,000
                                        	 		$225,000	   $ 83,000

  	Deferred income taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at December 31, 1996 were as follows:


      		Gross deferred tax liabilities:
			       Property having a financial statement
			       	basis in excess of its tax basis        		$1,380,000
       			Excess of straight-line over
				       contractual rental income	                 		148,000
       			Other		                                         6,000
                                                     	1,534,000
      		Gross deferred tax assets, principally
          professional fees in connection with
          condemnation case	                         		(174,000)
                                                					$1,360,000

7. Petroleum storage facilities:

	  Since October 1, 1991, the Company's Facilities had been leased under a 5-year agreement under which the tenant paid an annual rental of $183,000 plus reimbursement of property taxes (approximately $90,000 annually), which lease terminated September 30, 1996.

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

  	During 1995, the former tenant informed the Company of the erosion of a slope and damage to a retaining wall which caused the washing away of several tons of soil.  The
   consultants have proposed several options and have determined a range of
   estimated costs	(including professional fees) to be $15,000 (to repair the
   eroded channel) to $136,000 (to include the replacement of the retaining wall).

  	In 1995, the Company provided for the estimated costs to remediate the contaminated soil and repair the erosion situation by reporting a liability and a corresponding receivable from the former tenant for $42,000. In 1996, the Company paid $15,000 to repair a portion of the erosion situation, which amount reduced the reported liability to $27,000. At December 31, 1996, the Company is reporting on the accompanying consolidated balance sheet the aforementioned liability of $27,000 in accrued expenses, other, and a $42,000 receivable from the former tenant which is included in other receivables.

  	Management is of the opinion that the terms of the lease not only make the former tenant solely responsible for the payment of all costs to remediate the contaminated soil and to repair the erosion of the slope and retaining wall, but also required the former tenant to return the Facilities at the termination of the lease in a condition substantially the same as when the former tenant took possession. After the former tenant vacated the Facilities and emptied the tanks, the Company inspected the Facilities and determined that one of the tanks had a structural failure. The Company repaired the tank at a cost of $65,000, which amount is included in expenses applicable to rental income on the accompanying consolidated statement of income and retained earnings for 1996.

  	Since 1985, the Company has been a party to an agreement covering the operation and maintenance of the Pier, which Pier is owned by Railroad.
   In 1991, the agreement was amended by the parties then subject to the
   agreement who were the Company, Railroad and two major oil companies. 	The
   agreement provides that the parties will share the cost of operating and maintaining the Pier, which costs are allocated annually among the parties based on their relative usage of the Pier as measured by vessel berthing hours.  Since 1991, Railroad has notified the parties of the need for several significant repair and maintenance projects to the Pier and has attempted to obtain agreement among the parties to proceed with such repairs.  In 1996, Railroad notified the parties that the estimated cost of the repair and maintenance projects totalled approximately $1,100,000 and requested the parties to consent to its undertaking such projects.
   All of the parties except one have consented.  All of the Company's responsibilities and obligations under this agreement were assumed by the former tenant in accordance with the terms of its lease.  Although the former tenant has paid for certain on-going operating costs, it does not agree that it is responsible for any portion of the costs of the repair and maintenance projects.  The Company is unable to determine what its share of the costs will be as well as when reimbursement will be due
   Railroad.

  	Because the former tenant does not agree that it is responsible for any of the aforementioned costs, the Company has initiated arbitration proceedings before the American Arbitration Association in accordance with the lease provisions. In connection with the arbitration proceedings, the former tenant has again denied responsibility and has set forth counterclaims asserting that it is entitled to recover $96,000 plus interest from the Company for operating expenses.  The Company denies any
   liability in connection with the counterclaims.  	The  arbitration
   proceedings will decide the responsibilities of the parties, which decision is final. The Company expects that the proceedings will commence in the second quarter of 1997 and that a decision will be rendered shortly thereafter. The arbitration could find that the Company is financially responsible for some or all of the disputed costs.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1996 AND 1995


7. Petroleum storage facilities (continued):

  	On October 1, 1996, the Company took possession of the Facilities and is currently in negotiations with several oil companies to enter into thru-put arrangements under which the Company would receive, store and disburse product (thru-put) for such companies.

8.	Commitments and contingencies:

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

  	The Company leases certain properties under noncancellable leases which expire at various dates to 2005. In most cases, management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Rent expense amounted to $93,000 and $99,000 in
   1996 and 1995, respectively.  Future 	minimum lease payments under
   noncancellable leases at December 31, 1996 are as follows: 1997, $96,000; 1998, $49,000; 1999, $40,000; 2000, $26,000; 2001, $17,000; and thereafter,
   $55,000.


9. Property tax abatement:

   During 1995, the Company received notice of an increase in the assessed valuation of several of its parcels in Providence, Rhode Island. The increase in the assessment was not the result of a city-wide revaluation, pertained to 1995 and subsequent years and resulted in an annual increase in property taxes of $265,000. The Company has filed appeals for 1995 and 1996 but was required to make property tax payments as due pending the outcome of the appeals. During 1996, the City reduced the assessed valuation on one of the parcels, resulting in an abatement of property taxes of $107,000 for 1995 and a reduction in the tax of $115,000 for 1996. The Company is unable to determine if the remaining appeals will result in an abatement of the property taxes for 1995 and 1996 and the lowering of property taxes for 1997 and thereafter.


10.Transactions with related parties:

  	A trust for the benefit of the controlling shareholder is the holder of rights with respect to the use of the Pier and two petroleum pipelines located in East Providence, Rhode Island. Since February 1983, the
   Company and the tenant of its Facilities have had the right to utilize the pipelines for the transportation of petroleum products, in consideration for which the Company and its tenant are obligated to pay the trust a fee based upon the number of barrels of product transported through the pipelines. The fee is subject to adjustment as of October 1 of each year to reflect changes in the Consumer Price Index.

  	Under the terms of the 1991 lease of the Facilities (see Note 7), the former tenant paid a significant portion of the amount due to the trust for the usage of the pipelines.  The Company's share of the pipeline usage fee amounted to $30,000 for both 1996 and 1995, which amounts are included in expenses applicable to rental income on the accompanying consolidated statements of income and retained earnings.

	  The Company has the option to purchase the rights of the trust at any time during the twelve-month period following September 30, 1997, at a price equal to twice the payments due for the twelve-month period ending
   September 30, 1997, but not less than $50,000.   Based upon usage to date,
   the price would be $50,000.  The Company can assign its rights to purchase to a third party.  Should the Company not purchase the rights of the trust, the Company's responsibility will continue indefinitely under the present arrangement.


11.Pending litigation and subsequent event:

	  In connection with the River Relocation Project, in 1987 the State of Rhode Island condemned a portion of the Company's property and paid an award of $2,600,000. As part of an agreement to purchase another parcel of land from the State, the Company was required to return to the State a portion of the condemnation award ($1,600,000).

  	In April 1988, the Company filed a petition in the Rhode Island Superior Court for an increased condemnation award alleging that the award paid in 1987 was inadequate. In January 1992, the Superior Court awarded the
   Company an additional condemnation award of $401,000 plus interest from the date of the condemnation. The interest is calculated by using a published Treasury bill rate which compounds annually and, through
   December 31, 1996, totals approximately 66% of any additional award. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in February 1992, the Company appealed the decision of the Superior Court to the Rhode Island Supreme Court. In January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case.  The case was retried in 1995, and on March 5, 1997, the Superior Court issued a decision awarding the Company an additional $6,100,000 plus interest. The Company expects the judgment to be entered in mid-March 1997, and the State will have twenty days thereafter to file an appeal to the Supreme Court.
   Should an appeal be filed, management is unable to predict when the matter
   will be heard.   Under the aforementioned agreement, the Company may be
   required to return to the State a portion of any additional award as and when finally determined.

  	The Company has incurred professional fees in connection with the case which totalled $32,000 and $154,000 in 1996 and 1995, respectively, which are included in general and administrative expenses on the accompanying consolidated statements of income and retained earnings.

12.Fair value of financial instruments:

  	The carrying amounts of the Company's financial instruments approximate their fair values due to the short maturities of cash and cash equivalents, temporary cash investments, other receivables and accounts payable and accrued expenses and the recently revised terms of the note receivable, Providence and Worcester Railroad Company.

Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Certified Public Accountants/Business Consultants





INDEPENDENT AUDITORS' REPORT






Board of Directors
Capital Properties, Inc.
Providence, Rhode Island

We have audited the accompanying consolidated balance sheet of Capital Properties, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income and retained earnings and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


                      /s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

March 7, 1997



10 Weybosset Street-Providence, Rhode Island 02903-Tel (401)421-4800-1-800-927-LGCD - Fax (401) 421-0643

                        	DIRECTORS AND OFFICERS

                       OF CAPITAL PROPERTIES, INC.


Robert H. Eder, Director		             	Chairman of Providence and
   	Chairman			                       		Worcester Railroad Company

Barbara J. Dreyer, Director,	        			President and Treasurer of Capital
   	President and Treasurer	          		Properties, Inc.

Edwin G. Torrance, Secretary			        	Attorney, Hinckley, Allen & Snyder
                                 							Providence, Rhode Island

Stephen J. Carlotti, Assistant          Attorney, Hinckley, Allen & Snyder
    Secretary                    							Providence, Rhode Island

Gayl W. Doster, Director	            			President of Sigma Corporation
                                 							Indianapolis, Indiana

Harold J. Harris, Director          				President of Wm. H. Harris, Inc.
                                 							(Retailer)
                                        Providence, Rhode Island

Henry S. Woodbridge, Jr., Director	   		Consultant
                                 							Pomfret, Connecticut


TRANSFER AGENT			                      	INDEPENDENT AUDITORS

Fleet National Bank		                			Lefkowitz, Garfinkel, Champi &
Stock Transfer Department			              DeRienzo P. C.
Post Office Box 1440				               	10 Weybosset Street
Hartford, Connecticut  06101			        	Providence, Rhode Island  02903


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

                                  	Trading Prices    	Dividends
	                                High	        Low	     	Paid

          	1996
	          1st Quarter         		9	           8 1/8		    -0-
          	2nd Quarter         		8 3/4	       8 1/4	    	.15
          	3rd Quarter	         	8 3/8       	8 1/8	    	-0-
          	4th Quarter		         9	           8 1/4    		.40

          	1995
          	1st Quarter         		7 1/2	       6 3/4	    	-0-
          	2nd Quarter         		9 1/4	       8		        .10
          	3rd Quarter         		9 1/4	       8 1/8    		-0-
          	4th Quarter         		9           	8 1/8	    	.20


   At March 3, 1997 there were 491 holders of record of the Company's common stock.

                              EXHIBIT 21

             CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

                    SUBSIDIARIES OF THE ISSUER

                       (AS OF MARCH 3, 1997)

            	Subsidiary			              			State of Incorporation

            	Tri-State Displays, Inc.   			Rhode Island

            	Capital Terminal Company	  	  	Rhode Island



                                III-6

                             SIGNATURES
In accordance with Section 13 or15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          	                         	CAPITAL PROPERTIES, INC.


                                  		 By		/s/ Barbara J. Dreyer
                             		      Barbara J. Dreyer
                             		      President and Treasurer

Dated:  March 24, 1997




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



Signature

/s/ Barbara J. Dreyer
Barbara J. Dreyer	   	President, Treasurer	         	March 21, 1997
                    			and Director (Principal
                    			Executive Officer,
                    			Principal Financial
                    			Officer and Principal
                    			Accounting Officer


/s/ Robert H. Eder
Robert H. Eder     		 Director                     		March 24, 1997


/s/ Harold J. Harris
Harold J. Harris      Director  	                    March 21, 1997




