Form 10QSB
period 1997-03-31
CAPITAL PROPERTIES INC /RI/
filed 1997-05-08
CIK 202947

U.S. SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, D.C.  20549


               FORM 10-QSB


 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31,1997

 __  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)OF THE EXCHANGE
     ACT             For the transition period from      to

     Commission File Number   0-3960


     CAPITAL PROPERTIES, INC.
    (Exact Name of Small Business Issuer as specified in its Charter)

     Rhode Island                 05-0386287
    (State or other jurisdiction (I.R.S. Employer Identification No.)
     of organization)

     One Hospital Trust Plaza, Suite 920, Providence, RI  02903
     (Address of principal executive offices)

     Issuer's telephone number  401-331-0100



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

     As of May 1, 1997, the registrant had 1,000,000 shares of common stock outstanding.

     Transitional small business disclosure format (check one).
     YES_____  NO   X   .

                          PART I


Item 1. Financial Statements

 CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEET
 MARCH 31, 1997
 (Unaudited)

 ASSETS

 Properties and equipment                             $  8,936,000
 Cash and cash equivalents                                 931,000
 Note receivable,
   Providence and Worcester Railroad Company             4,159,000
 Other receivables                                         326,000
 Accrued rental income                                     391,000
 Prepaid and other                                         351,000
                                                      $ 15,094,000


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities:
 Accounts payable and accrued expenses:
  Property taxes                                      $    531,000
  Other                                                     71,000
 Deferred income taxes                                   1,349,000
                                                         1,951,000

 Commitments and contingencies (Note 7)

 Shareholders' equity:
 Common stock, $1 par; authorized, issued and
  outstanding 1,000,000 shares                           1,000,000
 Capital in excess of par                               10,828,000
 Retained earnings                                       1,315,000
                                                        13,143,000
                                                      $ 15,094,000

 See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)

                                                 1997      1996
Income:
 Rentals                                     $ 387,000  $ 430,000
 Garage and surface parking revenues           120,000    140,000
 Petroleum storage facilities, principally
 sales of petroleum products                    24,000
 Interest:
 Providence and Worcester Railroad Company     104,000    114,000
 Other                                           9,000     10,000
                                               644,000    694,000

Expenses:
 Expenses applicable to:
 Rental income                                  95,000    174,000
 Garage and surface parking                    190,000    204,000
 Petroleum storage facilities                  155,000
 General and administrative                    174,000    158,000
                                               614,000    536,000

Income before income taxes                      30,000    158,000
Income taxes                                    14,000     66,000

Net income                                    $ 16,000   $ 92,000

Income per common share                         $ .02    $ .09
Dividends per common share                      $ -0-    $ -0-

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)

                                                  1997     1996
Cash flows from operating activities:
 Net income                                  $  16,000    $ 92,000
 Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation                                  91,000      90,000
  Deferred income taxes                        (11,000)    (25,000)
  Other, principally net changes in other
  receivables, prepaids, accounts payable
   and accrued expenses                       (369,000)     40,000
 Net cash provided by (used in) operating
  activities                                  (273,000)    197,000

Cash flows from investing activities:
 Proceeds from:
  Collection of note receivable, Providence
  and Worcester Railroad Company                53,000      51,000
  Maturity of temporary cash investments       203,000
 Net cash provided by investing activities     256,000      51,000

Increase (decrease) in cash and cash
  equivalents                                  (17,000)    248,000
Cash and cash equivalents, beginning           948,000     767,000
Cash and cash equivalents, ending            $ 931,000  $1,015,000

Supplemental disclosure, cash paid for:
 Interest                                      $ -0-       $ -0-

 Income taxes                                $ 30,000    $ 5,000


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)


1. The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3. Properties and equipment:

   Properties on lease or held for lease, land
    and land improvements                              $ 4,014,000
   Petroleum storage facilities:
    Land                                                 1,825,000
    Buildings and structures                               325,000
    Tanks and equipment                                  4,163,000
                                                         6,313,000
   Other:
    Land and land improvements                             492,000
    Buildings, principally parking garage                2,537,000
    Equipment                                               96,000
                                                         3,125,000
                                                        13,452,000
   Less accumulated depreciation:
    Petroleum storage facilities                         3,848,000
    Other                                                  668,000
                                                         4,516,000
                                                       $ 8,936,000

4. Other receivables:

   Rentals, principally tenant property
    tax reimbursements                                 $ 144,000
   Property tax abatement                                 93,000
   Former tenant of petroleum storage facilities          55,000
   Interest, Providence and Worcester Railroad Company    34,000
                                                       $ 326,000


5.  Description of leasing arrangements:

 At March 31, 1997, the Company had entered into land leases for three separate land parcels with remaining terms of up to 96 years. The Company also leases various parcels of land principally for outdoor advertising and surface parking for remaining terms of up to 27 years.

For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the initial 30 to 102-year terms of the leases) amounted to $10,029,000 through March 31, 1997. Management has been able to conclude that a portion of the excess of straight-line over contractual rentals ($391,000 at March 31, 1997) is realizable when payable over the terms of the leases.

6.  Income taxes:

Deferred income taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at March 31, 1997 were as follows:

 Gross deferred tax liabilities:
   Property having a financial statement
      basis in excess of its tax basis               $ 1,361,000
   Excess of straight-line over contractual
      rental income                                      162,000
                                                       1,523,000
 Gross deferred tax assets, principally
   professional fees                                    (174,000)
                                                      $1,349,000

7.  Petroleum storage facilities:

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

In 1995, the Company provided for the estimated costs to remediate the contaminated soil and repair the erosion situation by reporting a liability and a corresponding receivable from the former tenant for $42,000. In 1996, the Company paid $15,000 to repair a portion of the erosion situation, which amount reduced the reported liability to $27,000. At March 31, 1997, the Company is reporting on the accompanying consolidated balance sheet the aforementioned liability of $27,000 in accrued expenses, other, and a $42,000 receivable from the former tenant which is included in other receivables.

Management is of the opinion that the terms of the lease not only make the former tenant solely responsible for the payment of all costs to remediate the contaminated soil and to repair the erosion of the slope and retaining wall, but also required the former tenant to return the Facilities at the termination of the lease in a condition substantially the same as when the former tenant took possession. After the former tenant vacated the Facilities and emptied the tanks, the Company inspected the Facilities and determined that one of the tanks had a structural failure. During 1996, the Company repaired the tank at a cost of $65,000.

Since 1985, the Company has been a party to an agreement covering the operation and maintenance of the Pier, which Pier is owned by Providence and Worcester Railroad Company (Railroad). In 1991, the agreement was amended by the parties then subject to the agreement who were the Company, Railroad and two major oil companies. The agreement provides that the parties will share the cost of operating and maintaining the Pier, which costs are allocated annually among the parties based on their relative usage of the Pier as measured by vessel berthing hours. Since 1991, Railroad has notified the parties of the need for several significant repair and maintenance projects to the Pier and has attempted to obtain agreement among the parties to proceed with such repairs. In 1996, Railroad notified the parties that the estimated cost of the repair and maintenance projects totalled approximately $1,100,000 and requested the parties to consent to its undertaking such projects. All of the parties except one have consented. All of the Company's responsibilities and obligations under this agreement were assumed by the former tenant in accordance with the terms of its lease. Although the former tenant has paid for certain on-going operating costs, it does not agree that it is responsible for any portion of the costs of the repair and maintenance projects. The Company is unable to determine what its share of the costs will be as well as when reimbursement will be due Railroad.

Because the former tenant does not agree that it is responsible for any of the aforementioned costs, the Company has initiated arbitration proceedings before the American Arbitration Association in accordance with the lease provisions. In connection with the arbitration proceedings, the former tenant has again denied responsibility and has set forth counterclaims asserting that it is entitled to recover $96,000 plus interest from the Company for operating expenses. The Company denies any liability in connection with the counterclaims. The arbitration proceedings will decide the responsibilities of the parties, which decision is final. The proceedings are scheduled to commence in June 1997, and the Company expects that a decision will be rendered shortly thereafter. The arbitration could find that the Company is financially responsible for some or all of the disputed costs.


8.  Property tax abatement:

During 1995, the Company received notice of an increase in the assessed valuation of several of its parcels in Providence, Rhode Island. The increase in the assessment was not the result of a city-wide revaluation, pertained to 1995 and subsequent years and resulted in an annual increase in property taxes of $265,000. The Company has filed appeals for 1995 and 1996 but was required to make property tax payments as due pending the outcome of the appeals. During the fourth quarter of 1996, the City reduced the assessed valuation on one of the parcels, resulting in an abatement of property taxes of $107,000 for 1995 and a reduction in the tax of $115,000 for 1996. The Company is unable to determine if the remaining appeals will result in an abatement of the property taxes for 1995 and 1996 and the lowering of property taxes for 1997 and thereafter.


9.  Transactions with related parties:

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

The Company has the option to purchase the rights of the trust at any time during the twelve-month period following September
30, 1997, at a price equal to twice the payments due for the twelve-month period ending September 30, 1997, but not less than $50,000. Based upon estimated usage for the twelve-month period ending September 30, 1997, the price would be $50,000.
The Company can assign its rights to purchase to a third party. Should the Company not purchase or assign the rights of the trust, the Company's responsibility will continue indefinitely under the present arrangement.


10. Pending litigation and subsequent event:

In connection with the River Relocation Project, in 1987 the State of Rhode Island condemned a portion of the Company's property and paid an award of $2,600,000. As part of an agreement to purchase another parcel of land from the State, the Company was required to return to the State a portion of the condemnation award ($1,600,000).

In April 1988, the Company filed a petition in the Rhode Island Superior Court for an increased condemnation award alleging that the award paid in 1987 was inadequate. In January 1992, the Superior Court awarded the Company an additional condemnation award of $401,000 plus interest from the date of the condemnation. The interest is calculated by using a published Treasury bill rate which compounds annually and, through December 31, 1996, totals approximately 66% of any additional award. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in February 1992, the Company appealed the decision of the Superior Court to the Rhode Island Supreme Court. In January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case. The case was retried in 1995, and on March 5, 1997, the Superior Court issued a decision awarding the Company an additional $6,100,000 plus interest. The Company filed a motion for entry of final judgment. On May 6, 1997, the Court entered final judgment in favor of the Company in the total amount of $10,653,000. The State has moved to re-open the proceedings based upon newly discovered evidence. The Court has scheduled a hearing on the State's motion for May 23, 1997. The State will have an opportunity to file an appeal after the proceedings before the Superior Court are completed. Should an appeal be filed, management is unable to predict when the matter will be heard. Under the aforementioned agreement, the Company may be required to return to the State a portion of any additional award as and when finally determined.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

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

In 1994, a leak was discovered in a 25,000 barrel storage tank at the Facilities which allowed the escape of a small amount of fuel oil. The tank was emptied and all required notices were made to the appropriate environmental agency (the agency). To date, monitoring wells have shown no ground water contamination, and the leak has been contained in the soil under the tank. The Company's engineering consultants (the consultants) are working with the agency to determine the extent of remediation. The consultants have proposed several acceptable options and have determined a range of estimated costs (including professional fees) to be $27,000 (for the capping of the contaminated area) to $383,000 (for the complete removal of the contaminated soil and its off-site disposal). The agency has advised the Company that it will accept the capping of the contaminated area as an appropriate remediation measure, subject to the placement of a notice on the Companys deed describing the location of the contaminated area.

During 1995, the former tenant informed the Company of the erosion of a slope and damage to a retaining wall which caused the washing away of several tons of soil. The consultants have proposed several options and have determined a range of estimated costs (including professional fees) to be $15,000 (to repair the eroded channel) to $136,000 (to include the replacement of the retaining wall).

In 1995, the Company provided for the estimated costs to remediate the contaminated soil and repair the erosion situation by reporting a liability and a corresponding receivable from the former tenant for $42,000. In 1996, the Company paid $15,000 to repair a portion of the erosion situation, which amount reduced the reported liability to $27,000. At March 31, 1997, the Company is reporting on the accompanying consolidated balance sheet the aforementioned liability of $27,000 in accrued expenses, other, and a $42,000 receivable from the former tenant which is included in other receivables.

Management is of the opinion that the terms of the lease not only make the former tenant solely responsible for the payment of all costs to remediate the contaminated soil and to repair the erosion of the slope and retaining wall, but also required the former tenant to return the Facilities at the termination of the lease in a condition substantially the same as when the former tenant took possession. After the former tenant vacated the Facilities and emptied the tanks, the Company inspected the Facilities and determined that one of the tanks had a structural failure. During 1996, the Company repaired the tank at a cost of $65,000.

Since 1985, the Company has been a party to an agreement covering the operation and maintenance of the Pier, which Pier is owned by Providence and Worcester Railroad Company (Railroad). In 1991, the agreement was amended by the parties then subject to the agreement who were the Company, Railroad and two major oil companies. The agreement provides that the parties will share the cost of operating and maintaining the Pier, which costs are allocated annually among the parties based on their relative usage of the Pier as measured by vessel berthing hours. Since 1991, Railroad has notified the parties of the need for several significant repair and maintenance projects to the Pier and has attempted to obtain agreement among the parties to proceed with such repairs. In 1996, Railroad notified the parties that the estimated cost of the repair and maintenance projects totaled approximately $1,100,000 and requested the parties to consent to its undertaking such projects. All of the parties except one have consented. All of the Company's responsibilities and obligations under this agreement were assumed by the former tenant in accordance with the terms of its lease. Although the former tenant has paid for certain on-going operating costs, it does not agree that it is responsible for any portion of the costs of the repair and maintenance projects. The Company is unable to determine what its share of the costs will be as well as when reimbursement will be due Railroad.

Because the former tenant does not agree that it is responsible for any of the aforementioned costs, the Company has initiated arbitration proceedings before the American Arbitration Association in accordance with the lease provisions. In connection with the arbitration proceedings, the former tenant has again denied responsibility and has set forth counterclaims asserting that it is entitled to recover $96,000 plus interest from the Company for operating expenses. The Company denies any liability in connection with the counterclaims. The arbitration proceedings will decide the responsibilities of the parties, which decision is final. The proceedings are scheduled to commence in June 1997, and the Company expects that a decision will be rendered shortly thereafter. The arbitration could find that the Company is financially responsible for some or all of the disputed costs.

On October 1, 1996, the Company took possession of the Facilities and is currently in negotiations with several oil companies to enter into thru-put arrangements under which the Company would receive, store and disburse product (thru-put) for such companies.
However, there is no assurance when and if such arrangements can be completed. In the absence of such arrangements, the annual cash outlay to maintain the Facilities is approximately $240,000. Pending the completion of thru-put arrangements, the Company began purchasing petroleum products which it stores at the Facilities and resells.

Certain portions of this statement, and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements, contain forward-looking statements which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.

Results of operations:

For the three months ended March 31, 1997, total income decreased approximately 7% from the 1995 level.

The decrease in rental income resulted from the termination of the lease of the Facilities on September 30, 1996. Expenses applicable to petroleum storage facilities include certain expenses which were included in expenses applicable to rental income prior to the termination of the lease.

Income applicable to garage and surface parking decreased due to reduced usage. Expenses applicable to garage and surface parking decreased due to the lowering in property taxes resulting from the Company's appeal.

The decrease in interest income on the note receivable from Railroad results from a prepayment of $200,000 in May 1996.

General and administrative expenses increased 10% due principally to an increase in payroll and related costs.

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

                (c) Leases between Metropark, Ltd. and Issuer:

                    (i) Dated November 30, 1995 (incorporated by reference to Exhibit 10(c)(i) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1995).

                    (ii) Dated November 10, 1994 (incorporated by reference to Exhibit 10(c)(ii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1994).

                    (iii) Dated November 6, 1996 (incorporated by reference to Exhibit 10(c)(i) to the Issuer's annual report on Form 10-KSB for the year ended December 31,
                    1996).

        (b) Reports on Form 8-K

            A report on Form 8-K was filed on March 5, 1997 reporting on the issuance of a decision by the Superior Court of Rhode Island in connection with the Issuer's lawsuit against the State of Rhode Island.

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

DATED: May 6, 1997