Form 10QSB
period 1997-06-30
CAPITAL PROPERTIES INC /RI/
filed 1997-08-04
CIK 202947

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.    20549


                          FORM 10-QSB


  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    	   SECURITIES EXCHANGE ACT OF 1934
   	    For the quarterly period ended June  30, 1997

        TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
   		   EXCHANGE ACT
	       For the transition period from           to

        Commission File Number      0-3960

                   				CAPITAL PROPERTIES, INC.
     Exact Name of Small Business Issuer as specified in its Charter)


     Rhode Island				                       			05-0386287
    (State or other jurisdiction of    	     (I.R.S. Employer
    incorporation or organization)	         	Identification No.)



   	One Hospital Trust Plaza, Suite 920, Providence, RI 02903
 			(Address of principal executive offices)


    Issuer's telephone number  401-331-0100
    Issuer's Fax number	    	  40l-331-2965



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

   	As of August 1, 1997, the registrant had 3,000,000 shares of common stock outstanding.

    Transitional small business disclosure format (check one).
    YES_____    NO      X     .

                               PART  I

Item 1.  Financial Statements

 CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

	CONSOLIDATED BALANCE SHEET
	JUNE 30, 1997
	(Unaudited)

	ASSETS

	Properties and equipment (net of accumulated
   depreciation) . . . . . . . . . . . . . . . . .	   $ 8,846,000
 Cash and cash equivalents . . . . . . . . . . . .       	798,000
	Note receivable, Providence and Worcester
   Railroad Company. . . . . . . . . . . . . . . .      4,105,000
	Other receivables . . . . . . . . . . . . . . . .	      	341,000
	Accrued rental income . . . . . . . . . . . . . .	      	413,000
 Prepaid and other . . . . . . . . . . . . . . . .	       469,000
                                                      $14,972,000
	LIABILITIES AND SHAREHOLDERS' EQUITY

	Liabilities:
	Accounts payable and accrued expenses:
	  Property taxes. . . . . . . . . . . . . . . . .	   $   559,000
 Other . . . . . . . . . . . . . . . . . . . . . .       	145,000
	Deferred income taxes . . . . . . . . . . . . . .      1,333,000
                                                        2,037,000

	Commitments and contingencies (Note 7)

	Shareholders' equity:
   Common stock, $1 par; authorized, issued and
    outstanding 3,000,000 shares (Note 8). . . . .	     3,000,000
   Capital in excess of par (Note 8) . . . . . . .      8,828,000
   Retained earnings . . . . . . . . . . . . . . .      1,107,000
                                                       12,935,000
                                          						      $14,972,000


	See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

                            Three Months Ended    Six Months Ended
                                 June 30             June 30
                              1997      1996      1997       1996

Income:
  Rentals. . . . . . .     $402,000  $451,000  $  789,000 $1,881,000
  Garage and surface
   parking revenues. .      142,000   131,000    	262,000	   271,000
  Petroleum storage
   facilities, prin-
   cipally sales of
   petroleum products.      271,000               295,000
  Interest:
   Providence and Worcester
    Railroad Company.       103,000   110,000    	207,000  	 224,000
   Other. . . . . . .        	9,000     9,000      18,000  	  19,000
                            927,000   701,000   1,571,000  1,395,000

Expenses:
  Expenses applicable to:
   Rental income. . .       105,000   192,000    	200,000  	 366,000
   Garage and surface
    parking . . . . .       186,000   202,000    	376,000    406,000
   Petroleum storage
    facilities. . . .       406,000	            		561,000
  General and
   administrative . .       300,000   160,000     474,000    318,000
                      			   997,000   554,000   1,611,000  1,090,000

Income (loss) before
 income taxes. . . .        (70,000)  147,000     (40,000)	  305,000

Income tax expense
 (benefit) . . . . .        (12,000)   58,000       2,000    124,000

Net income (loss). .      $ (58,000) $ 89,000   $	(42,000) $ 181,000

Income(loss)per
 common share re-
 stated to reflect
 3-for-1 stock
 split in June 1997
 (Note 8). . . . . .        $(.02)    $.03	       	 $(.01)	    $.06

Dividends per common
 share restated to
 reflect 3-for-1
 stock split in June
 1997 (Note 8) . . .        $ .05	    $.05	         $ .05   	  $.05

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

         	                                    1997           1996

Cash flows from operating activities:
 Net income (loss). . . . . . . . . .     $	(42,000)	  $	  181,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation . . . . . . . . . . .      	181,000     	  181,000
   Deferred income taxes. . . . . . .      	(27,000)	   	  (55,000)
   Other, principally net changes in
    other receivables, accounts pay-
    able and accrued expenses	. . . .      (422,000)	   	   96,000
 Net cash provided by (used in)
  operating activities. . . . . . . .      (310,000)	   	  403,000


Cash flows from investing activities:
 Proceeds from:
  Collection of note receivable,
  Providence and Worcester
   Railroad Company . . . . . . . . .       107,000	     	 301,000
  Maturity of temporary cash
   investments. . . . . . . . . . . .       203,000
 Cash provided by investing
  activities. . . . . . . . . . . . .       310,000 	    	 301,000


Cash used in financing activities,
 payment of dividends . . . . . . . .      (150,000)	    	(150,000)


Increase (decrease) in cash and
 cash equivalents . . . . . . . . . .      (150,000)  	  	 554,000
Cash and cash equivalents,
 beginning. . . . . . . . . . . . . .       948,000      	 767,000
Cash and cash equivalents, ending . .      $798,000	   $ 1,321,000

Supplemental disclosure, cash
 paid for Income taxes. . . . . . . .      $175,000	    $	  57,000

See notes to consolidated financial statements.

	CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	SIX MONTHS ENDED JUNE 30, 1997 AND 1996
	(Unaudited)


1. The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996 and the cash flows for the six months ended June 30, 1997 and 1996.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.


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


3.	Properties and equipment:

     Properties on lease or held for lease, land
       and land improvements . . . . . . . . . .   $ 4,014,000

   	Petroleum storage facilities:
       Land. . . . . . . . . . . . . . . . . . .     1,825,000
       Buildings and structures. . . . . . . . .       325,000
       Tanks and equipment . . . . . . . . . . .     4,163,000
                                                     6,313,000
    Other:
		     Land and land improvements. . . . . . . .       492,000
		     Buildings, principally parking garage . .     2,537,000
       Equipment . . . . . . . . . . . . . . . .        96,000
						                                               3,125,000
						                                              13,452,000
  		Less accumulated depreciation:
      Petroleum storage facilities. . . . . . .      3,921,000
      Other . . . . . . . . . . . . . . . . . .        685,000
                                                     4,606,000

					                                              $ 8,846,000
4.	Other receivables:

     Rentals, principally tenant property
       tax reimbursements. . . . . . . . . . . .   $   159,000
     Property tax abatement. . . . . . . . . . .        93,000
     Former tenant of petroleum
       storage facilities. . . . . . . . . . . .        55,000
     Interest, Providence and Worcester
       Railroad Company. . . . . . . . . . . . .        34,000
				                                                 $	341,000

5. Description of leasing arrangements:

	At June 30, 1997, the Company had entered into land leases for three separate land parcels. One lease was amended in May 1997, extending the term thereof from 2092 to 2142. There was no change in the rents due under the original term of the lease, and rents for the extended period will be calculated in accordance with the formulas set forth for the original term.
The Company also leases various parcels of land principally for outdoor advertising and surface parking for remaining terms of up to 27 years. For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the initial 30 to 149-year terms of the leases) amounted to $10,266,000 through June 30, 1997. Management has been able to conclude that a portion of the excess of straight-line over contractual rentals ($413,000 at June 30, 1997) is realizable when payable over the terms of the leases.

6. Income taxes:

Deferred income taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at June 30, 1997 were as follows:

	  Gross deferred tax liabilities:
	   Property having a financial statement
	    basis in excess of its tax basis. . . . .    $1,341,000
	   Excess of straight-line over
     contractual rental income . . . . . . . .       171,000
                                                   1,512,000
	  Gross deferred tax assets, principally
        professional fees. . . . . . . . . . . . .  (179,000)
				                                              $1,333,000

7.Petroleum storage facilities:

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

In 1995, the Company provided for the estimated costs to remediate the contaminated soil and repair the erosion situation by reporting a liability and a corresponding receivable from the former tenant for $42,000. In 1996, the Company paid $15,000 to repair a portion of the erosion situation, which amount reduced the reported liability to $27,000. At June 30, 1997, the Company is reporting on the accompanying consolidated balance sheet the aforementioned liability of $27,000 in accrued expenses, other, and a $42,000 receivable from the former tenant which is included in other receivables.

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

Because the former tenant does not agree that it is responsible for any of the aforementioned costs, the Company initiated arbitration proceedings before the American Arbitration Association in accordance with the lease provisions. In connection with the arbitration proceedings, the former tenant again denied responsibility and set forth counterclaims asserting that it is entitled to recover $96,000 plus interest from the Company for operating expenses. The Company denies any liability in connection with the counterclaims. The arbitration proceedings will decide the responsibilities of the parties, which decision is final. The arbitration hearing was completed in June 1997, and the

Company expects that a decision will be rendered in the third quarter of 1997. The arbitration could find that the Company is financially responsible for some or all of the disputed costs.

8.  Stock split:

In May 1997, the Board of Directors declared a three-for-one split of the Company's common stock (effected in the form of a 200% stock dividend) which was paid on June 16, 1997. To permit the split, the Company's articles of incorporation were restated to increase the number of authorized common shares, $1 par, from 1,000,000 to 3,000,000 shares. To account for the split, the Company transferred $2,000,000 from capital in excess of par to common stock on the accompanying consolidated balance sheet. On June 16, 1997, the Company's common stock was listed on the American Stock Exchange.


9. Property tax abatement:

During 1995, the Company received notice of an increase in the assessed valuation of several of its parcels in Providence, Rhode Island. The increase in the assessment was not the result of a city-wide revaluation, pertained to 1995 and subsequent years and resulted in an annual increase in property taxes of $265,000. The Company has filed appeals for 1995 and 1996 but was required to make property tax payments as due pending the outcome of the appeals. During the fourth quarter of 1996, the City reduced the assessed valuation on one of the parcels, resulting in an abatement of property taxes of $107,000 for 1995 and a reduction in the tax of $115,000 for 1996 and subsequent years. The Company is unable to determine if the remaining appeals will result in an abatement of the property taxes for 1995 and 1996 and the lowering of property taxes for 1997 and thereafter.


10.	Transactions with related parties:

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

The Company has the option to purchase the rights of the trust at any time during the twelve-month period following September 30, 1997, at a price equal to twice the payments due for the twelve-month period ending September 30, 1997, but not less
than $50,000.   Based upon estimated usage for the twelve-
month period ending September 30, 1997, the price would be $50,000. The Company can assign its rights to purchase to a third party. Should the Company not purchase or assign the rights of the trust, the Company's responsibility will continue indefinitely under the present arrangement.


11.	Pending litigation and subsequent event:

In connection with the River Relocation Project, in 1987 the State of Rhode Island condemned a portion of the Company's property and paid an award of $2,600,000. As part of an agreement to purchase another parcel of land from the State, the Company was required to return to the State a portion of the condemnation award ($1,600,000).

In April 1988, the Company filed a petition in the Rhode Island Superior Court for an increased condemnation award alleging that the award paid in 1987 was inadequate. In January 1992, the Superior Court awarded the Company an additional condemnation award of $401,000 plus interest from the date of the condemnation. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in February 1992, the Company appealed the decision of the Superior Court to the Rhode Island Supreme Court. In January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case. The case was retried in 1995, and on March 5, 1997, the Superior Court issued a decision awarding the Company an additional $6,100,000 plus interest. On May 6, 1997, the Court entered final judgment awarding condemnation proceeds of $6,101,000 in favor of the Company and interest on the judgment through that date of $4,552,000. The State has filed an appeal to the Rhode Island Supreme Court. Interest is accruing on the judgment. The Company is unable to predict
when the matter will be heard.   Under the aforementioned
agreement, the Company may be required to return to the State a portion of this award.

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

In May 1997, one of the Company's land leases was amended, extending the term thereof from 2092 to 2142. There was no change in the rents due under the original term of the lease; and rents for the extended period will be calculated in accordance with the formulas set forth for the original term.

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

In 1995, the Company provided for the estimated costs to remediate the contaminated soil and repair the erosion situation by reporting a liability and a corresponding receivable from the former tenant for $42,000. In 1996, the Company paid $15,000 to repair a portion of the erosion situation, which amount reduced the reported liability to $27,000. At June 30, 1997, the Company is reporting on the accompanying consolidated balance sheet the aforementioned liability of $27,000 in accrued expenses, other, and a $42,000 receivable from the former tenant which is included in other receivables.

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

Because the former tenant does not agree that it is responsible for any of the aforementioned costs, the Company has initiated arbitration proceedings before the American Arbitration Association in accordance with the lease provisions. In connection with the arbitration proceedings, the former tenant has again denied responsibility and has set forth counterclaims asserting that it is entitled to recover $96,000 plus interest from the Company for operating expenses. The Company denies any liability in connection with the counterclaims. The arbitration proceedings will decide the responsibilities of the parties, which decision is final. The arbitration hearing was completed in June 1997, and the Company expects that a decision will be rendered in the third quarter of 1997. The arbitration could find that the Company is financially responsible for some or all of the disputed costs.

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

In April 1988, the Company filed a petition in the Rhode Island Superior Court for an increased condemnation award alleging that the award paid in 1987 was inadequate. In January 1992, the Superior Court awarded the Company an additional condemnation award of $401,000 plus interest from the date of the condemnation. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in February 1992, the Company appealed the decision of the Superior Court to the Rhode Island Supreme Court. In January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case. The case was retried in 1995, and on March 5, 1997, the Superior Court issued a decision awarding the Company an additional $6,100,000 plus interest. On May 6, 1997, the Court entered final judgment awarding condemnation proceeds of $6,101,000 in favor of the Company and interest on the judgment through that date of $4,552,000. The State filed an appeal to the Rhode Island Supreme Court. Interest is accruing on the judgment. The Company is unable to predict when the matter will be heard.
Under the aforementioned agreement, the Company may be required to return to the State a portion of this award.

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

Results of operations:

For the three and six months ended June 30, 1997, total income increased approximately 32% and 13%, respectively, from the 1996 level.

The increase in petroleum storage facilities income was offset in part by a decrease in rental income resulting from the termination of the lease of those facilities on September 30, 1996. Expenses applicable to petroleum storage facilities include certain expenses which were included in expenses applicable to rental income prior to the termination of the lease.

Expenses applicable to garage and surface parking decreased due to the lowering in property taxes resulting from the Company's appeal.

The decrease in interest income on the note receivable from Railroad results from a prepayment of $200,000 in May 1996.

General and administrative expenses increased approximately 88% and 49%, respectively, over the 1996 level due principally to professional fees in connection with the arbitration proceedings, the condemnation case and the listing of the Company's common stock on the American Stock Exchange.

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (Earnings per Share). The opinion is effective for interim and annual periods ended after December 15, 1997. Earlier application is not permitted. The adoption of FAS 128 will not have any effect on the reporting of earnings per share.

PART II

Item 4.Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 29, 1997. Of the 1,000,000 shares entitled to vote, 889,694 shares of stock were present, in person or by proxy.

All directors of the Registrant are elected on an annual basis and the following were so elected at this Annual
Meeting: James H. Dodge, Barbara J. Dreyer, Robert H. Eder, Harold J. Harris and Henry S. Woodbridge, Jr. Each director received 834,544 affirmative votes; 55,150 abstained.

Also presented for approval was a resolution for the appointment of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
as independent auditors of the accounts of the Registrant for the year 1997. The resolution received 829,293 affirmative votes and 60,231 negative votes; and 170 abstained.

Item 6.Exhibits and Reports on Form 8-K

(a)  Exhibits

(3) (a) Restated articles of incorporation incorporated by reference to Exhibit 4.1 to the Issuer's report on Form 8-A dated June 6, 1997).
     (b) By-laws, as amended (incorporated by reference to Exhibit 3(b) to the Issuer's quarterly report on Form 10-QSB for the quarter ended June 30,
     1995).

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
     31, 1995).

     (b) Leases between  Metropark, Ltd. and Issuer:
         (i) Dated November 30, 1995 (incorporated by reference to Exhibit 10(c)(i) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1995).

         (ii) Dated November 10, 1994 (incorporated by reference to Exhibit 10(c)(ii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1994.

         (iii)  Dated November 6, 1996 (incorporated by
         reference to Exhibit 10(c)(i) to the Issuer's annual report on Form 10-KSB for the year ended
         December 31, 1996).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                SIGNATURE


In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              						CAPITAL PROPERTIES, INC.



                              						By /s/Barbara J. Dreyer
                         						     Barbara J. Dreyer
						                              President, Treasurer and
                         						     Principal Financial Officer

DATED:  August 4, 1997