Form 10QSB
period 1997-09-30
CAPITAL PROPERTIES INC /RI/
filed 1997-11-14
CIK 202947

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.    20549

                             FORM 10-QSB


  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES 	EXCHANGE ACT OF 1934
	     For the quarterly period ended September 30, 1997

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

As of November 14, 1997, the registrant had 3,000,000 shares of common stock outstanding.

Transitional small business disclosure format (check one).
YES_____    NO      X     .

                            PART  I

Item 1.  Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1997
(Unaudited)

ASSETS

Properties and equipment (net of accumulated depreciation)		$	8,755,000
Cash and cash equivalents		                                  	1,015,000
Note receivable, Providence and Worcester Railroad Company		 	4,050,000
Other receivables	                                            		382,000
Accrued rental income (Note 6)	                               		432,000
Prepaid and other	                                            		410,000
                                                           	$15,044,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 	Accounts payable and accrued expenses:
	 	Property taxes                                          	$	  650,000
	  Other		                                                      106,000
 	Deferred income taxes	                                    		1,320,000
					                                                       		2,076,000

Commitments and contingencies (Notes 8 and 9)

Shareholders' equity:
		Common stock, $1 par; authorized, issued and
			outstanding 3,000,000 shares (Note 10)	                  		3,000,000
 	Capital in excess of par (Note 10)                       			8,828,000
		Retained earnings		                                         1,140,000
      							                                               	12,968,000
						                                                     	$15,044,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

                                 Three Months Ended	    Nine Months Ended
                          	        September 30            September 30
                            	     1997      1996         1997        1996
Income:
 	Rentals		                     $388,000  $429,000   	$1,177,000 	$1,310,000
 	Garage and surface parking
   revenues		                   	122,000  	107,000      	384,000	   	378,000
 	Petroleum storage facilities			112,000		              	407,000
 	Interest:
	 	Providence and Worcester
		 	Railroad Company		    	      102,000  	107,000      	309,000    	331,000
  	Other		                        	6,000  		15,000	      	24,000	    	34,000
  Other income (Note 8)		 	       37,000             	 			37,000
                           				 	767,000	 	658,000	   	2,338,000	 	2,053,000

Expenses:
 	Expenses applicable to:
	 	Rental income		              	109,000  	184,000      	309,000    	550,000
 		Garage and surface parking   	185,000  	132,000      	561,000    	538,000
 		Petroleum storage facilities		192,000		              	753,000
 	General and administrative		  	225,000  	141,000      	699,000    	459,000
                            					711,000  	457,000	   	2,322,000	 	1,547,000

Income before income taxes		     	56,000  	201,000       	16,000	   	506,000

Income tax expense	             		23,000	  	81,000	      	25,000   		205,000

Net income (loss)	             	$	33,000 	$120,000   	$	  (9,000)	$ 	301,000


Income (loss) per common share
 restated	to reflect 3-for-1
 stock split in June 1997
 (Note 10)	                      		$.01   			$.04		      	$ .0		     	$.10

Dividends per common share
 restated to reflect 3-for-1
 stock split in June 1997
 (Note 10)	                       	$.0 	     $.0	         $.05		      $.05

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)

                                       	    1997           	    1996
Cash flows from operating activities:
	Net income (loss)	                    	$	  (9,000)	        $ 	301,000
	Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
 			Depreciation		                        	272,000           		271,000
				Deferred income taxes		               	(40,000)          		(70,000)
				Other, principally net changes
     in other receivables, accounts
     payable and accrued expenses	    	  	(371,000)           		66,000
	Net cash provided by (used in)
  operating activities		                 	(148,000)	          	568,000

Cash flows from investing activities:
		Purchase of properties and equipment				                     	(8,000)
		Proceeds from:
			Collection of note receivable,
    Providence and	Worcester Railroad
    Company                             			162,000           		351,000
			Maturity of temporary cash
    investments	                         		203,000
  Cash provided by investing activities		 	365,000 	          	343,000

Cash used in payment of dividends	        (150,000)          	(150,000)

Increase in cash and cash equivalents	    		67,000	            761,000
Cash and cash equivalents, beginning		    	948,000       	    	767,000
Cash and cash equivalents, ending	     	$1,015,000	         $1,528,000

Supplemental disclosure, cash paid for
	Income taxes		                         $ 	232,000	         $	  91,000


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)


1.  Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and the cash flows for the nine months ended September 30, 1997 and 1996.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.


2.  Use of estimates

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


3.   Property tax dispute with the City of Providence

During 1995, the Company received notice of an increase in the assessed valuation of several of its parcels in Providence, Rhode Island. The increase in the assessment was not the result of a city-wide revaluation, pertained to 1995 and subsequent years and resulted in an annual increase in property taxes of $265,000. The Company filed appeals for 1995 and 1996 but elected to make property tax payments as due pending the outcome of the appeals. During the fourth quarter of 1996, the City of Providence reduced the assessed valuation on one of the parcels, resulting in an abatement of property taxes of $107,000 for 1995 and a reduction in the tax of $115,000 for 1996 and subsequent years. The Company is unable to determine if the remaining appeals will result in an abatement of the property taxes for 1995 and 1996.

On August 18, 1997, the Company received from the City of Providence real property tax bills for taxes assessed as of December 31, 1996 reflecting an unexpected 200% increase in the assessed valuation of a majority of the Company's parcels in the Capital Center area, resulting in an annual increase in property tax expense of approximately $1.37 million. This increase was not part of a city-wide valuation.

On August 21, 1997, the Company received from the City of Providence real property tax bills purporting to assess taxes for assessment years ending December 31, 1990 through December 31, 1995, based upon a $42 million retroactive increase in the assessed valuation of these same properties. These increases were not part of a City wide revaluation. The aggregate amount of such taxes as billed is approximately $7.1 million, which amount did not include any interest.

On October 14, 1997, the Company received from the City of Providence real property tax bills for the second quarter of 1997 indicating interest due on 1996 assessment of approximately $76,000 and interest due on the purported assessed taxes for the years 1990 through 1995 of $3.3 million. The City of Providence asserts that the parcels subject to the retroactive assessment were under-assessed in the prior assessment periods.

The Company believes that the assessments for 1997 and the prior periods are illegal and on August 27, 1997 filed a lawsuit against the City of Providence in the Rhode Island Superior Court. The Company, upon consultation with counsel, believes that its position with respect to these assessments will be sustained; however, such proceedings can be protracted and costly, and there can be no assurance that the Company will be successful in having the 1997 increase or the retroactive assessments overturned. The failure of the Company to prevail in the proceedings contesting the retroactive assessments would have a material adverse effect on the Company's results of operations and financial condition and, while the Company believes the likelihood of such failure to be remote, if a court requires the Company to pay the retroactive assessments and related interest, the Company could be forced to seek the protection of the bankruptcy courts.

The Company is accruing for financial reporting purposes (and paying) property taxes based on the 1994 and 1995 assessed valuation while it pursues its lawsuit contesting the 1996 increase and the retroactive assessments, and its administrative appeals of the 1994 and 1995 assessments.


4.	Properties and equipment:

     	Properties on lease or held for lease, land
 		    and land improvements	                        	$	4,014,000

     	Petroleum storage facilities:
    			Land	   	                                       	1,825,000
    			Buildings and structures	                  	     	 325,000
    			Tanks and equipment		                          	 4,163,000
			                                                		   6,313,000
	    	Other:
		     Land and land improvements		                      	492,000
     		Buildings, principally parking garage		         	2,537,000
    			Equipment	                                        		96,000
                                                   					3,125,000
					                                                 	13,452,000
    		Less accumulated depreciation:
			    Petroleum storage facilities	     	             	3,994,000
    			Other			                                           703,000
                                                        4,697,000
                                                					$  8,755,000

5. 	Other receivables:

      Rentals, principally tenant property
       tax reimbursements 	                         	$	  303,000
      Property tax abatement	               	            	32,000
      Interest, Providence and Worcester
       Railroad Company	                                		34,000
	     Other	                                             	13,000
                                                    	$	  382,000


6.  Description of leasing arrangements:

At September 30, 1997, the Company had entered into land leases for three separate land parcels. One lease was amended in May 1997, extending the term thereof from 2092 to 2142. There was no change in the rents due under the original term of the lease, and rents for the extended period will be calculated in accordance with the formulas set forth for the original term. The Company also leases various parcels of land principally for outdoor advertising and surface parking for remaining terms of up to 27 years. For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the initial 30 to 149-year terms of the leases) amounted to $10,503,000 through September 30, 1997.
Management has concluded that a portion of the excess of straight-line over contractual rentals ($432,000 at September 30, 1997) is realizable when payable over the terms of the leases.


7.   Income taxes:

Deferred income taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at September 30, 1997 were as follows:

    		Gross deferred tax liabilities:
	     	Property having a financial statement
    	   basis in excess of its tax basis		         $1,328,000
      	Excess of straight-line over contractual
        rental income                             	 		173,000
                                                  		1,501,000
    		Gross deferred tax assets, principally
       professional fees	                           	(181,000)
                                              					$1,320,000

8.   Petroleum storage facilities:

The Company owns petroleum storage facilities (the "Facilities") located in East Providence, Rhode Island which, for the period October 1, 1991 through September 30, 1996 were leased to an operator (the "Operator"). Pursuant to the lease, the Operator paid an annual rent of $183,000 plus reimbursement of property taxes (approximately $90,000).

In 1994, a leak was discovered in the 25,000 barrel storage tank at the Facilities. The leak resulted in the escape of a small amount of fuel oil. The tank was emptied and all required notices were made to the appropriate environmental agency (the "Agency"). As part of its remediation plan, the Company installed monitoring wells which to date have
evidenced no ground water contamination.   The Company
believes the leak has been contained in the soil under the tank. The Company's engineering consultants (the "Consultants") are working closely with the Agency to determine the extent of the remediation. The Consultants have proposed several options which are acceptable to the Company and have determined a range of estimated costs (including professional fees) of $27,000 (for capping of the contaminated area) to $383,000 (for a complete removal of the contaminated soil and its off-site disposal). The Agency has advised the Company that it will accept the capping of the contaminated area as an appropriate remediation measure, subject to the placement of a notice on the Company's deed describing the location of the contaminated area.

During 1995, the Operator informed the Company of the erosion and damage to a retaining wall which, in turn, resulted in the washing away of several tons of soil. The Consultants proposed several options for the repair of the retaining wall and replacement of the soil which range from $15,000 (to repair the eroded channel) to $136,000 (to include replacement of the retaining wall).

	In its financial statements for 1995, the Company recorded the estimated cost of $42,000 to remediate the contaminated soil and erosion and repair the retaining wall and reported a corresponding receivable from the Operator for $42,000. In
1996, the Company paid $15,000 to effect repairs to a portion of the eroded area which amount reduced the reported liability to $27,000. After the Operator vacated the Facilities and emptied the tanks, the Company inspected the Facilities and determined that one of the tanks had a structural failure.
In 1996 the Company repaired the tank at a cost of $60,000.

	In the opinion of management, the terms of the lease not only made the Operator solely responsible for the payment of all costs to remediate the contaminated soil and to repair the
erosion of the slope and the retaining wall, but also required the Operator to return the Facilities at termination of the
lease in a condition substantially the same as when the
Operator first took possession.  	The Company made demand on
the Operator for the cost of remediation and repairs to the slope and retaining wall and for repairs of the tank. When the Operator refused the Company's demand, the Company initiated arbitration proceedings in accordance with the provisions of the lease. In connection with the arbitration proceedings, the Operator asserted that it was entitled to recover $96,000 plus interest from the Company for operating expenses.

	In August of 1997, the arbitrator awarded the Company $184,000 with respect to its claims. The Operator has paid the Company
$74,000, but has challenged the disposition of the remaining portion of the award relating to the leak in the storage tank by appealing the award to the Rhode Island Superior Court. In its appeal the Operator demands that the Agency be joined as a party and the funds be expended only in connection with a remediation plan approved by the Agency. The Company contends that there should be no restriction on its use of the funds.
On October 23, 1997 a hearing was held and the parties were instructed to file briefs on or before November 24, 1997.

The Company has recorded the $74,000 arbitration payment as follows:

     		Partial award payment received	          	$74,000
     		Application against receivable ($42,000)
        and write	off of payable ($27,000)	     	(15,000)
     		Amount payable to Operator for refund
        of 1996 property tax paid in advance   		(22,000)
     		Balance recorded as other income	       		$37,000

9.  Pier agreement

Since 1985, the Company has been a party to an agreement (the "Pier Agreement") covering the operation and maintenance of the Wilkes-Barre Pier (the "Pier") which is owned by Providence and Worcester Railroad Company (the "Railroad"), an affiliate of the Company through common ownership. The Pier is integral to the operation of the Company's Facilities. The Pier Agreement, which is between the Company, the Railroad and two (2) oil companies, requires the parties utilizing the Pier to share the cost of operating and maintaining the Pier in accordance with their relative usage as measured by vessel berthing hours. Beginning in 1991, the Railroad notified the parties of the need to effect repairs to the Pier and attempted to obtain the agreement among the parties to proceed therewith. In 1996 the Railroad notified the parties that the estimated cost to repair the Pier then totaled $1.1 million and requested the parties to consent to the Railroad undertaking such projects. All the parties except one (1) consented. In connection with the lease of its Facilities as previously described in Note 8, the Operator undertook to assume all of the Company's obligations under the Pier Agreement. Although the Operator paid for certain ongoing operating costs, it did not agree that it was responsible for any portion of the costs of the repair and maintenance projects. The Company is unable to determine what its share of the cost of repair will be and when reimbursement will be due to the Railroad.

In October 1997, the Railroad was notified by one of the two oil companies party to the Pier Agreement (the "Withdrawing Company") that the Withdrawing Company was withdrawing from the Pier Agreement on April 1, 1998 and that it would no longer be using the Pier after December 31, 1997. The other oil company had previously discontinued utilizing the Pier. Accordingly, if the withdrawal is effected, the Company will be the only user of the Pier and, therefore, will be responsible for all of the expenses in connection with the operation and maintenance of the Pier. The Company has been informed that the Railroad and the Withdrawing Company are negotiating a continuation of the Withdrawing Company's participation, but that there is no assurance whether an agreement will, in fact, be reached and, if so, what the terms will be and how it will impact the Company's financial obligations.


10.	Stock split:

In May 1997, the Board of Directors declared a three-for-one split of the Company's common stock (effected in the form of a 200% stock dividend) which was paid on June 16, 1997. To permit the split, the Company's articles of incorporation were restated to increase the number of authorized common shares, $1 par value, from 1,000,000 to 3,000,000 shares. To account for the split, the Company transferred $2,000,000 from capital in excess of par value to common stock on the accompanying consolidated balance sheet. On June 16, 1997, the Company's common stock was listed on the American Stock Exchange.


11. 	Transactions with related parties:

A trust for the benefit of the Company's controlling shareholder (the "Trust") is party to an agreement (the "Pipeline Agreement") with respect to the use of two petroleum pipelines located in East Providence which connect the Pier described in Note 9 to the Company's Facilities described in
Note 8. Since February 1983, the Company and any operator of its Facilities have had the right to use the pipelines for the transportation of petroleum products in consideration for which the Company assumed all of the Trust's obligations for repair and maintenance under the Pipeline Agreement and agreed to pay to the Trust a fee based upon the number of barrels of product transported through the pipelines. The fee is subject to adjustment as of October 1 of each year to reflect changes in the Consumer Price Index (1967 = 100). For the twelve month period ending September 30, 1997, the Company paid $19,560 to the Trust and was not required to make any payment with respect to maintenance and other expenses.

he Company has the option to purchase the rights of the Trust at any time during the twelve month period following September 30, 1997 at a price equal to twice the payments due for the twelve month period ending September 30, 1997, but not less than $50,000. The Company has not determined if it will exercise the option. Should the Company not exercise the option the Company's responsibilities will continue indefinitely under the present arrangement. The Trust has been notified by the Withdrawing Company, which is the only other user of such pipelines, that it will be transferring its rights under the Pipeline Agreement to the Trust. The Trust has agreed to accept such transfer. If the transfer occurs, the Company will be solely responsible for the maintenance and other expenses associated with the operation and use of the pipelines. The Company is unable to determine whether this transfer would result in materially increasing its financial obligations under the Pipeline Agreement.


12.	Pending litigation and subsequent event:

In connection with the River Relocation Project, in 1987 the State of Rhode Island condemned a portion of the Company's property and paid an award of $2,600,000. As part of an agreement to purchase another parcel of land from the State, the Company was required to return to the State a portion of the condemnation award ($1,600,000).

In April 1988, the Company filed a petition in the Rhode Island Superior Court for an increased condemnation award alleging that the award paid in 1987 was inadequate. In January 1992, the Superior Court awarded the Company an additional condemnation award of $401,000 plus interest from the date of the condemnation. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in February 1992, the Company appealed the decision of the Superior Court to the Rhode Island Supreme Court. In January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case. The case was retried in 1995, and on March 5, 1997, the Superior Court issued a decision awarding the Company an additional $6,100,000 plus interest. On May 6, 1997, the Court entered final judgment awarding condemnation proceeds of $6,101,000 in favor of the Company and interest on the judgment through that date of $4,552,000. The State has filed an appeal with the Rhode Island Supreme Court. Interest is accruing on the judgment. The Company is unable to predict when the matter
will be decided by the Supreme Court.   Under the
aforementioned agreement, the Company may be required to return to the State a portion of this award.

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

During 1995, the Company received notice of an increase in the assessed valuation of several of its parcels in Providence, Rhode Island. The increase in the assessment was not the result of a city-wide revaluation, pertained to 1995 and subsequent years and resulted in an annual increase in property taxes of $265,000. The Company filed appeals for 1995 and 1996 but elected to make property tax payments as due pending the outcome of the appeals. During the fourth quarter of 1996, the City reduced the assessed valuation on one of the parcels, resulting in an abatement of property taxes of $107,000 for 1995 and a reduction in the tax of $115,000 for 1996 and subsequent years. The Company is unable to determine if the remaining appeals will result in an abatement of the property taxes for 1995 and 1996.

On August 18, 1997, the Company received from the City of Providence real property tax bills for taxes assessed as of December 31, 1996 reflecting an unexpected 200% increase in the assessed valuation of a majority of the Company's parcels in the Capital Center area, resulting in an annual increase in property tax expense of approximately $1.37 million. This increase was not part of a city-wide valuation.

On August 21, 1997, the Company received from the City of Providence real property tax bills purporting to assess taxes for assessment years ending December 31, 1990 through December 31, 1995, based upon a $42 million retroactive increase in the assessed valuation of these same properties. These increases were not part of a City wide revaluation. The aggregate amount of such taxes as billed is approximately $7.1 million, which amount did not include any interest.

On October 14, 1997, the Company received from the City of Providence real property tax bills for the second quarter of 1997 indicating interest due on 1996 assessments of approximately $76,000 and interest due on the purported assessed taxes for the years 1990 through 1995 of $3.3 million. The City of Providence asserts that the parcels subject to the retroactive assessment were under assessed in the prior assessment periods.

The Company believes that the assessments for 1997 and the prior periods are illegal and on August 27, 1997 filed a law suit against the City of Providence in the Rhode Island Superior Court. The Company, upon consultation with counsel, believes that its position with respect to these assessments will be sustained; however, such proceedings can be protracted and costly, and there can be no assurance that the Company will be successful in having the 1997 increase or the retroactive assessments overturned. The failure of the Company to prevail in the proceedings contesting the retroactive assessments would have a material adverse effect on the Company's results of operations and financial condition and, while the Company believes the likelihood of such failure to be remote, if a court requires the Company to pay the retroactive assessments and related interest, the Company could be forced to seek the protection of the bankruptcy courts.

The Company is accruing for financial reporting purposes (and paying) property taxes based on the 1994 and 1995 assessed valuations while it pursues its lawsuit contesting the 1996 increase and the retroactive assessments, and its administrative appeals of the 1994 and 1995 assessments.

The Company owns petroleum storage facilities (the "Facilities") located in East Providence, Rhode Island which, for the period October 1, 1991 through September 30, 1996, were leased to an operator (the "Operator"). Pursuant to the lease, the Operator paid an annual rent of $183,000 plus reimbursement of property taxes (approximately $90,000).

In 1994, a leak was discovered in the 25,000 barrel storage tank at the Facilities. The leak resulted in the escape of a small amount of fuel oil. The tank was emptied and all required notices were made to the appropriate environmental agency (the "Agency"). As part of its remediation plan, the Company installed monitoring wells which to date have evidenced no ground water
contamination.   The Company believes the leak has been contained
in the soil under the tank. The Company's engineering consultants (the "Consultants") are working closely with the Agency to determine the extent of the remediation. The Consultants have proposed several options which are acceptable to the Company and have determined a range of estimated costs (including professional fees) of $27,000 (for capping of the contaminated area) to $383,000 (for a complete removal of the contaminated soil and its off-site disposal). The Agency has advised the Company that it will accept the capping of the contaminated area as an appropriate remediation measure, subject to the placement of a notice on the Company's deed describing the location of the contaminated area.

During 1995, the Operator informed the Company of the erosion and damage to a retaining wall which, in turn, resulted in the washing away of several tons of soil. The Consultants proposed several options for the repair of the retaining wall and replacement of the soil which range from $15,000 (to repair the eroded channel) to $136,000 (to include replacement of the retaining wall).

In its financial statements for 1995, the Company recorded the estimated cost of $42,000 to remediate the contaminated soil and erosion and repair the retaining wall and reported a corresponding receivable from the Operator for $42,000. In 1996, the Company paid $15,000 to effect repairs to a portion of the eroded area which amount reduced the reported liability to $27,000. After the Operator vacated the Facilities and emptied the tanks, the Company inspected the Facilities and determined that one of the tanks had a structural failure. In 1996 the Company repaired the tank at a cost of $60,000.

In the opinion of management, the terms of the lease not only made the Operator solely responsible for the payment of all costs to remediate the contaminated soil and to repair the erosion of the slope and the retaining wall, but also required the Operator to return the Facilities at termination of the lease in a condition substantially the same as when the Operator first took possession. The Company made demand on the Operator for the cost of remediation and repairs to the slope and retaining wall and for repairs of the tank. When the Operator refused the Company's demand, the Company initiated arbitration proceedings in accordance with the provisions of the lease. In connection with the arbitration proceedings, the Operator asserted that it was entitled to recover $96,000 plus interest from the Company for operating expenses.

In August of 1997, the arbitrator awarded the Company $184,000 with respect to its claims. The Operator has paid the Company $74,000, but has challenged the disposition of the remaining portion of the award relating to the leak in the storage tank by appealing the award to the Rhode Island Superior Court. In its appeal the Operator demands that the Agency be joined as a party and the funds be expended only in connection with a remediation plan approved by the Agency. The Company contends that there should be no restriction on its use of the funds. On October 23, 1997 a hearing was held and the parties were instructed to file briefs on or before November 24, 1997.

On October 1, 1996, the Company took possession of the Facilities. On September 1, 1997, the Company entered into a short-term agreement with Vitol S.A., Inc., for the rental of two of the Company's storage tanks for which the Company receives $50,000 per month. The agreement is cancelable on 15 days' notice by Vitol, which notice has not yet been received. The Company does not know how long Vitol will rent the tanks. The Company continues to seek oil companies to enter into thru-put arrangements under which the Company would receive, store and disburse product (thru-put) for such companies. However, there is no assurance when and if such arrangements can be completed. Pending the completion of thru-put arrangements, the Company began purchasing petroleum products which it stores at the Facilities and resells. In the absence of such arrangements for rental of storage tanks or thru-put, the annual cash outlay to maintain the Facilities is approximately $240,000.

Since 1985, the Company has been a party to an agreement (the "Pier Agreement") covering the operation and maintenance of the Wilkes-Barre Pier (the "Pier") which is owned by Providence and Worcester Railroad Company (the "Railroad"), an affiliate of the Company through common ownership. The Pier is integral to the operation of the Company's Facilities. The Pier Agreement, which is between the Company, the Railroad and two (2) oil companies, requires the parties utilizing the Pier to share the cost of operating and maintaining the Pier in accordance with their relative usage as measured by vessel berthing hours. Beginning in 1991, the Railroad notified the parties of the need to effect repairs to the Pier and attempted to obtain the agreement among the parties to proceed therewith. In 1996 the Railroad notified the parties that the estimated cost to repair the Pier then totaled $1.1 million and requested the parties to consent to the Railroad undertaking such projects. All the parties except one
(1) consented. In connection with the lease of its Facilities as previously described in Note 8 of the accompanying Financial Statements, the Operator undertook to assume all of the Company's obligations under the Pier Agreement. Although the Operator paid for certain ongoing operating costs, it did not agree that it was responsible for any portion of the costs of the repair and maintenance projects. The Company is unable to determine what its share of the cost of repair will be and when reimbursement will be due to the Railroad.

In October 1997, the Railroad was notified by one of the two oil companies party to the Pier Agreement (the "Withdrawing Company") that the Withdrawing Company was withdrawing from the Pier Agreement on April 1, 1998 and that it would no longer be using the Pier after December 31, 1997. The other oil company had previously discontinued utilizing the Pier. Accordingly, if the withdrawal is effected, the Company will be the only user of the Pier and, therefore, will be responsible for all of the expenses in connection with the operation and maintenance of the Pier.
The Company has been informed that the Railroad and the Withdrawing Company are negotiating a continuation of the Withdrawing Company's participation, but that there is no assurance whether an agreement will, in fact, be reached and, if so, what the terms will be and how it will impact the Company's financial obligations.

A trust for the benefit of the Company's controlling shareholder (the "Trust") is party to an agreement (the "Pipeline Agreement") with respect to the use of two petroleum pipelines located in East Providence which connects the Pier described in Note 9 of the accompanying Financial Statements to the Company's Facilities in East Providence. Since February 1983, the Company and any operator of its Facilities have had the right to use the pipelines for the transportation of petroleum products in consideration for which the Company assumed all of the obligations for repair and maintenance under the Pipeline Agreement and agreed to pay to the Trust a fee based upon the number of barrels of product transported through the pipelines. The fee is subject to adjustment as of October 1 of each year to reflect changes in the Consumer Price Index (1967 = 100). For the twelve month period ending September 30, 1997, the Company paid $19,560 to the Trust and was not required to make any payment with respect to maintenance and other expenses.

The Company has the option to purchase the rights of the Trust at any time during the twelve month period following September 30, 1997 at a price equal to twice the payments due for the twelve month period ending September 30, 1997, but not less than $50,000. The Company has not determined if it will exercise the option. Should the Company not exercise the option the Company's responsibilities will continue indefinitely under the present arrangement. The Trust has been notified by the Withdrawing Company, which is the only other user of such pipelines, that it will be transferring its rights under the Pipeline Agreement to the Trust. The Trust has agreed to accept such transfer. If the transfer occurs, the Company will be solely responsible for the maintenance and other expenses associated with the operation and use of the pipelines. The Company is unable to determine whether this transfer would result in materially increasing its financial obligations under the Pipeline Agreement.

In connection with the River Relocation Project, in 1987 the State of Rhode Island condemned a portion of the Company's property and paid an award of $2,600,000. As part of an agreement to purchase another parcel of land from the State, the Company was required to return to the State a portion of the condemnation award ($1,600,000).

In April 1988, the Company filed a petition in the Rhode Island Superior Court for an increased condemnation award alleging that the award paid in 1987 was inadequate. In January 1992, the Superior Court awarded the Company an additional condemnation award of $401,000 plus interest from the date of the condemnation. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in February 1992, the Company appealed the decision of the Superior Court to the Rhode Island Supreme Court. In January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case. The case was retried in 1995, and on March 5, 1997, the Superior Court issued a decision awarding the Company an additional $6,100,000 plus interest. On May 6, 1997, the Court entered final judgment awarding condemnation proceeds of $6,101,000 in favor of the Company and interest on the judgment through that date of $4,552,000. The State has filed an appeal with the Rhode Island Supreme Court. Interest is accruing on the judgment. The Company is unable to predict when the matter will be decided by
the Supreme Court.   Under the aforementioned agreement, the
Company may be required to return to the State a portion of this award.

The Company believes that it has adequate liquidity and financial resources to support its day to day operations. The Company has financial exposure with respect to both the Pipeline Agreement and the Pier Agreement, the amount of which it is unable to quantify at this time. And as noted above, a determination adverse to the Company in connection with the litigation against the City of Providence could force the Company to seek the protection of the bankruptcy courts.

Certain portions of this report, and particularly the Management's Discussion and Analysis or Plan of Operation and Results of Operations and the Notes to Consolidated Financial Statements, contain forward-looking statements which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including the outcome of the City of Providence litigation and changes in status of the Pipeline Agreement or the Pier Agreement.


Results of operations:

For the three and nine months ended September 30, 1997, total income increased approximately 17% and 14%, respectively, from the 1996 level.

The increase in petroleum storage facilities income was due to the Company operating those facilities as opposed to leasing to a third party and was offset in part by a decrease in rental income resulting from the termination of the lease of those facilities on September 30, 1996. Expenses applicable to petroleum storage facilities include certain expenses which were included in expenses applicable to rental income prior to the termination of the lease.

Income from garage and surface parking remained constant. Exclusive of the reversal of $59,000 in property tax expense in 1996 resulting from the Company's property tax appeal, expenses applicable to garage and surface parking remained constant.

The decrease in interest income on the note receivable from Railroad results from a prepayment of $200,000 in May 1996 and scheduled principal payments.

For the three and nine months ended September 30, 1997, general and administrative expenses increased approximately 59% and 52%, respectively, over the 1996 level due principally to professional fees in connection with the arbitration proceedings, the condemnation case and the listing of the Company's common stock on the American Stock Exchange.

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (Earnings per Share), Financial Accounting Standards No. 130 (Reporting of Comprehensive Income) and Financial Accounting Standards No. 131 (Disclosure about Segments of an Enterprise and Related Information). The opinions are effective for periods ended after December 15, 1997. The adoption of FAS 128 and 130 will not have any effect on the Company's financial statements. Management is in the process of evaluating whether FAS 131 will have any effect on the Company's financial statements.

                              PART II

Item 6.	Exhibits and Reports on Form 8-K

       	(a) Exhibits
           	(3) 	(a) Restated articles of incorporation
                 (incorporated by reference to Exhibit 4.1 to the
                 Issuer's report on Form 8-A dated June 6, 1997).
                	(b) By-laws, as amended (incorporated by reference to
                 Exhibit  3(b) to the Issuer's quarterly report on
                 Form 10-QSB for the quarter ended June 30, 1995).
	          (10) 	(a)  Note  from  Providence  and Worcester
                 Railroad Company to Issuer dated January 1,  1988
                 (incorporated by reference to Exhibit 10(a) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1992) as modified by Agreement dated August 16, 1995 (incorporated by reference to Exhibit 10(a) to the Issuer's annual report on Form 10-KSB for the year ended December
                 31, 1995).
               		(b)  Leases  between  Metropark,  Ltd. and Issuer:
                    		(i) Dated November 30, 1995 (incorporated by reference to Exhibit 10(c)(i) to the Issuer's annual report on Form 10-KSB for the year ended
                      December 31, 1995).
                    		(ii) Dated November 10, 1994 (incorporated by reference to Exhibit 10(c)(ii) to the Issuer's annual report on Form 10-KSB for the year ended
                      December 31, 1994).
                    		(iii) Dated November 6, 1996 (incorporated by reference to Exhibit 10(c)(i) to the Issuer's annual report on Form 10-KSB for the year ended
                      December 31, 1996).

          	(b)  Reports on Form 8-K

               	A report on Form 8-K was filed on August 18, 1997
                reporting on the unexpected  		200% increase in the assessed
                valuation of a majority of the Company's parcels in 	the
                Capital Center area from the prior assessed valuation.

              		A report on Form 8-K was filed on August 21, 1997
                reporting the receipt by the 	Company of real property tax
                bills purporting to assess taxes for assessment years
                ending December 31, 1990 through December 31, 1995 totaling
                approximately 	$7.1 million, which amount does not include
                any interest.

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



DATED:  November 14, 1997