Form 10KSB
period 1997-12-31
CAPITAL PROPERTIES INC /RI/
filed 1998-03-31
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-KSB

  X	 	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
    		For the fiscal year ended December 31, 1997
		                    OR
	 	   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		    For the transition period from 		 to

Commission File Number  0-9380

                    CAPITAL PROPERTIES, INC.
       (Name of small business issuer in its charter)

         Rhode Island	 	        	05-0386287
(State or other jurisdiction of  IRS Employer Identification
incorporation or organization)   No.

100 Dexter Road, East Providence, Rhode Island     02914
(Address of principal executive offices)	    (Zip Code)

Issuer's telephone number (401) 435-7171

Securities registered under Section 12(b) of the Exchange Act:

                                       Name of each exchange
	Title of each class	                  on which registered
	Common Stock-$1.00 par value          American Stock Exchange

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

For the year ended December 31, 1997, the issuer's revenues totalled $2,731,000.

As of March 2, 1998, the aggregate market value of the voting stock held by non-affiliates of the issuer was $11,464,000. (For this purpose, all directors of the issuer are considered affiliates.)

As of March 2, 1998, the issuer had 3,000,000 shares of Common
Stock outstanding.

Documents Incorporated by Reference - Portions of the proxy statement for the 1998 annual meeting of shareholders are incorporated by reference into Part III. Portions of the annual report to shareholders of Capital Properties, Inc. for the year ended December 31, 1997 are incorporated by reference into Parts I, II, and III.

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


Business of Issuer

The Issuer owns certain properties in downtown Providence, Rhode Island (see "Land Under Long-Term Leases" and
"Land Under Short-Term Leases," in Item 2 below) and operated a public parking garage and other downtown Providence properties as public parking facilities (see "Parking Garage" in Item 2 below).

The Issuer owns all of the outstanding capital stock of Tri-State Displays, Inc., (through which the Issuer leases land for boards along interstate and primary highways for outdoor advertising purposes) and all of the outstanding capital stock of Capital Terminal Company which was incorporated in 1996 (through which the Issuer operates its petroleum storage facilities). (See "Petroleum Storage Facilities" in Item 2 below.)

References hereinafter to the "Issuer" are, unless the context indicates otherwise, collectively to the Issuer and its wholly-owned subsidiaries and its predecessors.


Miscellaneous

For information relating to the Issuer's dependence on one or a few major customers, see Note 6 of Notes to Consolidated Financial Statements in the Issuer's 1997 Annual Report to shareholders attached hereto as Exhibit 13 (hereinafter referred as the "1997 Annual Report"), which note is incorporated herein by reference.

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

On December 31, 1997, the Issuer employed a total of 7 persons.


Item 2.  -  Description of Property

Principal Facilities

The Issuer's principal executive offices occupied 2,300 square feet in premises located in Providence, Rhode Island and held under a lease expiring in March 1998. The Issuer's principal executive offices were located thereafter to its petroleum storage facilities in East Providence, Rhode Island.


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


Description of Real Estate and Operating Data

All of the properties described below (except the petroleum terminal property) are shown on a map on page 5 of the Issuer's
1997 Annual Report, which map is incorporated herein by reference.

All the properties described below are owned in fee by the Issuer. There are no mortgages, liens or other encumbrances on such properties except for Parcel 22.

In the opinion of management, all of the properties described below are adequately covered by insurance. Insurance is also required of all tenants, with the Issuer being named as an additional insured.


Petroleum Storage Facilities - The Issuer holds title to approximately 8 acres of land fronting on the Seekonk
River in East Providence, Rhode Island. The property is used and operated primarily as a petroleum storage facility (the Facilities) with aggregate storage capacity of 342,000 barrels. Although the Issuer has no present plan therefor, the property can be further developed to contain several additional storage tanks.

In January 1998, the Issuer purchased the Wilkesbarre Pier in the Port of Providence and its deep-water berth for receiving petroleum products by tanker. In January 1998, the Issuer also purchased the perpetual right to transport petroleum products from the Pier to its terminal property through pipelines owned by a third party. The Issuer also has the right to use a barge dock in the Seekonk River owned by a third party for the off-loading of petroleum products.

This property is the only independent petroleum storage facility with deep-water access in the market area. All of the petroleum storage tanks and buildings are owned by the Issuer.

On October 1, 1996, the Issuer took possession of the Facilities and is currently in negotiations with several companies to lease all or a part of the Facilities.

The following schedule sets forth certain information on the federal tax basis of that portion of the petroleum terminal property which is depreciated:

                                Buildings         Tanks

     Federal Tax Basis (cost)   $191,021       $2,246,787
     Rate per year              2.5% to 5%     3.33% to 20%
     Method                       S/L            S/L
     Life (Years)               20 to 40          5 to 33


The 1997 real estate taxes are $41,496 at a $22.27 per Thousand
Dollars of assessed valuation tax rate.


Parking Garage - The Issuer owns at 360-car parking garage adjacent to a rail passenger station in downtown Providence, Rhode Island, together with the underlying land (the Parking Garage). Through December 31, 1997, the Parking Garage was operated by the Issuer under a management agreement with a firm experienced in parking operations. Since January 1, 1998, the Parking Garage is leased under a short-term cancellable lease to the same firm that formerly operated the Parking Garage.

The federal tax cost basis of the Parking Garage (exclusive of the underlying land) is $2,500,000, which is being depreciated on the straight-line method at the rate of 2.5% per year over a 40-year life.

The 1997 real estate taxes are $99,038 on the Parking Garage and $60,925 on the underlying land using a $31.99 per Thousand
Dollars of assessed valuation  tax rate.


Land Under Long-Term Leases  -  The Issuer owns approximately
20.5 acres of land within the Capital Center Project area of downtown Providence, including 1.9 acres of air rights over

Amtrak's Northeast Corridor railroad tracks which run through downtown Providence. (The land underlying the Parking Garage described above is also included in this acreage.) See the map on page 5 of the Issuer's 1997 Annual Report, which map is incorporated herein by reference.

At December 31, 1997, land leases for three separate land parcels within this area have commenced with remaining terms of up to 146 years. These leases have scheduled rent increases over their terms. For further information on the development of these parcels by the tenants, reference is made to the Chairman's Report at pages 2 and 3 in the Issuer's 1997 Annual Report, which report is incorporated herein by reference.

In March 1998, the Issuer entered into a land lease terminating in 2142 with one of its current tenants for the proposed construction on Parcel 6 of an apartment complex containing approximately 250 units with underground parking. Among other things, the lease provides a period of time within which the tenant may perform its due diligence, seek the approval of the plans for this complex from the Capital Center Commission and enter into a tax agreement with the City of Providence. The term of this lease will not begin until the commencement of construction which is anticipated before year-end. This lease permits the Company to remove the western portion of this parcel from under the lease.

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

In connection with Parcel 4E, in 1989 the Issuer entered into a non-binding letter of intent with a developer who proposes to construct an office building. The developer has delayed the project until such time as he has located a major tenant to occupy the building.

The Issuer is the largest single landowner in the Capital Center
Project area but is nevertheless subject to some measure of competition from other landowners.

Item 3.  Legal Proceedings

Petition for Assessment of Damages - For a discussion of the litigation currently pending with the State of Rhode Island, reference is made to Note 11 of Notes to Consolidated Financial Statements in the Issuer's 1997 Annual Report, which note is incorporated herein by reference.

Arbitration Proceedings - For a discussion of the arbitration proceedings currently pending between the Issuer and its former tenant of the Facilities, reference is made to Note 8 of Notes to Consolidated Financial Statements in the Issuer's 1997 Annual Report, which note is incorporated herein by reference.

Property Tax Dispute  -   For a discussion of the property tax
dispute and litigation currently pending with the City of Providence, Rhode Island, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Issuer's 1997 Annual
Report, which note is incorporated herein by reference.

	Item 4.  Submission of Matters to a Vote to Security Holders

Not applicable.

                         PART II

Item 5. Market for Common Equity and Related Stockholder Matters

See page 30 of the Issuer's 1997 Annual Report, which page is incorporated herein by reference.


Item 6. Management's Discussion and Analysis or Plan of Operation

See pages 6 through 12 of the Issuer's 1997 Annual Report, which pages are incorporated herein by reference.


Item 7. Financial Statements

The following consolidated financial statements of the Issuer and its subsidiaries, set forth at pages 13 through 27 of the Issuer's 1997 Annual Report, are incorporated hereby reference:

     Consolidated balance sheet-December 31, 1997

     Consolidated statements of income and retained earnings-years ended December 31, 1997 and 1996

     Consolidated statements of cash flows-years ended December 31, 1997 and 1996

     Notes to consolidated financial statements-years ended December 31, 1997 and 1996


Item 8. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

Not applicable.

                          PART III


Item 9. Directors, Executive Officers, Promoters and Control
Persons of the Issuer.

For information with respect to the directors and control persons of the Issuer, see Pages 2, 3 and 4 of the Issuer's definitive proxy statement for the 1998 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Issuer:


                                                  Date of First
Name	                  Age      Office Held    Election to Office

Robert H. Eder          65       Chairman             1995
Ronald P. Chrzanowski   55       President            1997
Barbara J. Dreyer	      59	      Treasurer            1997
Edwin G. Torrance       65	      Secretary            1995


All officers hold their respective offices until their successors are duly elected and qualified. Mr. Chrzanowski served as Vice President of the Issuer from November 12, 1997 to December 31, 1997, and as President since that date. Ms. Dreyer served as Secretary-Treasurer of the Issuer from 1987 to 1995; as President and Treasurer from 1995 to December 31, 1997 and as Treasurer since that date.


Item 10. Executive Compensation.

See page 3 of the Issuer's definitive proxy statement for the 1998 annual meeting of its shareholders, which page is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and
Management

See pages 3 and 4 of the Issuer's definitive proxy statement for the 1998 annual meeting of its shareholders, which pages are incorporated herein by reference.


Item 12. Certain Relationships and Related Transactions

See pages 3, 4 and 5 of the Issuer's definitive proxy statement for the 1998 annual meeting of its shareholders, which pages are incorporated herein by reference.


                              III-1

Item 13. Exhibits and Reports on Form 8-K

(a)  Index of Exhibits:

    	(3)	(a)	Restated articles of incorporation (incorporated
		       by reference to Exhibit 3 to the Issuer's report on
	       	Form 8A dated June 6, 1997).

       		(b) 	By-laws, as amended (incorporated by reference to
			      Exhibit 3(b) to the Issuer's quarterly report on
      			Form 10-QSB for the quarter ended June 30, 1995).

    (10)	Material contracts:
	        (a)	Note from Providence and Worcester Railroad
       		Company to Issuer dated January 1, 1988
		       (incorporated by reference to Exhibit 10(a) to the Issuer's annual report on Form 10-KSB for the year
       		ended December 31, 1992) as modified by Agreement
		       dated August 16, 1995 (incorporated by reference to Exhibit 10(a) to the Issuer's annual report on
       		Form 10-KSB for the year ended December 31, 1995).

        	(b) 	Leases between Metropark, Ltd., and Issuer:
            		(i) Dated as of December 1, 1997; see page III-3.

           		(ii) Dated as of December 1, 1997; see Page III-4.

          		(iii) Dated November 6, 1996 (incorporated by reference to Exhibit 10(c) (i) to the Issuer's annual report on Form 10-KSB for the year ended
	                 December 31, 1996).

  	(13) 	Annual report to shareholders for the year ended
         December 31, 1997; see page III-5.

	  (21)  Subsidiaries of the Issuer; see page III-6.

	  (22) Plan of the Issuer's parcels in Downtown Providence (incorporated by reference to page 5 of the Issuer's annual report to shareholders for the year ended December 31, 1997), filed as Exhibit 13 hereto.

(b) For the quarter ended December 31, 1997, no reports on Form 8-K were filed.







                               III-2

                    Exhibit (l0)(b)(i)

                          L E A S E

     	THIS INDENTURE OF LEASE made as of the 1st day of December, 1997, by and between CAPITAL PROPERTIES, INC., a Rhode Island corporation (hereinafter referred to as "Landlord"), and METROPARK, LTD., a Rhode Island corporation (hereinafter referred to as "Tenant").

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

     	TO HAVE AND TO HOLD the Premises, together with all rights, privileges, easements and appurtenances thereunto belonging and attaching, unto Tenant for a term (hereinafter called the "Term") commencing as of December 1, 1997, and ending on November 30, 1999.

     	This Lease is made upon the covenants and agreements herein set forth on the part of the respective parties, all of which the parties respectively agree to observe and comply with during the term hereof.

1.    Rental.
      During the period from December 1, 1997 to November 30, 1998, Tenant shall pay to Landlord an annual rental of One Hundred Thirty-eight Thousand ($138,000) Dollars payable in monthly installments of Eleven Thousand Five Hundred ($11,500) Dollars on the first day of each month. During the period from Decewmber 1, 1998 to November 30, 1999, Tenant shall pay to Landlord an annual rental of One Hundred Forty-four Thousand ($144,000) Dollars payable in monthly installments of Twelve Thousand ($12,000) Dollars on the first day of each month.

2.    Utilities and Other Charges.
      Tenant will pay directly before the same become delinquent all charges, duties, rates, license and permit fees and other amounts of every description to which the Premises or any part thereof or any improvement thereon erected or used by Tenant may, during the term hereof, be assessed or become liable for electricity, refuse collection, telephone or any other utillities or services or any connection or meters therefor, whether

                            III-3
assessed to or payable by Landlord or Tenant. Tenant will, within ten (10) days after receipt of written demand by Landlord, furnish Landlord with receipts or other evidence indicating that all such amounts have been paid. Provided, however, that Tenant shall only be responsible for those charges and assessments which are for the period of its occupancy of the Premises.

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

5.   Inspection.
     Tenant will permit Landlord and its agents at all reasonable times during the term hereof to enter the Premises and examine the state of repair and condition thereof, and the use being made of the same. Landlord may also enter upon the Premises to perform any repairs or maintenance which Tenant has failed to perform hereunder, and to show the premises to prospective purchasers, tenants and mortgagees. Further, Landlord shall have the right to have test borings done on the premises, and will use reasonable, good faith effort to avoid unreasonable interference with the Tenant's business thereon.

6.   Repair and Maintenance.
     Tenant will, at its own expense, from time to time and at all times during the term hereof, well and substantially repair, maintain, amend and keep the Premises, together with all fixtures and items of personal property used or useful in connection therewith, with all necessary reparations and amendments whatsoever in as good order and condition as they now are or may be put in, reasonable wear and tear and damage by the elements and such unavoidable casualty against which insurance is not required hereunder excepted. Tenant will maintain the signs on the Premises and fix all potholes that may develop. Tenant will have the benefit of all warranties pertaining thereto. Tenant will remove snow from the Premises and keep the sidewalks clean and free from ice and snow. Landlord will be responsible for any capital improvements.

7.    Use.
      Tenant shall use the Premises only for the operation of a parking lot and other accessories related to a parking lot which are approved by Landlord.

8.    Notices re Premises.
	     Landlord will forthwith furnish Tenant copies of any notices it receives regarding the Premises from any third parties which notices relate to the Tenant's use and occupancy of the Premises.

9.    Cancellation of Lease.
     	Either Landlord or Tenant may cancel this Lease upon thirty
(30) days' written notice to the other.

10.  	Insurance.
  	   Tenant agrees to maintain at all times public liability insurance on an occurrence basis against all claims and demands for personal injury liability (including, without limitation, bodily injury, sickness, disease, and death) and damage to property which may be claimed to have occurred on the Land or in the Building in the event of injury to any number of persons or damage to property, arising out of any one occurrence, which shall, at the beginning of the Term, be at least equal to $1,000,000, and to name Landlord and any mortgagees and ground lessors designated by landlord as additional insured and furnish landlord with the certificates thereof; such insurance shall contain a provision that the Landlord, and each such mortgagee and ground lessor although named as an insured, shall nevertheless be entitled to recovery under said policy for any loss occasioned to it, its servants, agents and employees by reason of the negligence of the Tenant; all insurance required under the terms of this Lease shall be effected with insurers having a general policyholders rating of not less than A in Best's latest rating guide and shall not be canceled or modified without at least 30 days' prior written notice to each insured named therein. Tenant shall provide landlord with certificates of all insurance required to be carried by Tenant under the Lease at or prior to the Commencement Date and prior to the expiration of each such policy.

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

12.   Indemnification of Landlord.
 	   	12.1. Tenant shall indemnify and save harmless Landlord (regardless of Tenant's covenant to insure) against and from any and all claims by or on behalf of any person or persons, firm or firms, corporation or corporations, arising from the use, occupancy, conduct or management of the Premises, unless done by or contributed to Landlord, any of its agents, contractors, servants, employees or licensees, and shall further indemnify and save Landlord harmless against and from any and all claims arising during the term hereof from any condition of the Premises, or arising from any breach or default on the part of Tenant in the performance of any covenant or agreement on the part of Tenant to be performed pursuant to the terms of this Lease, or arising from any act of Tenant or any of its agents, contractors, servants or employees to any person, firm or corporation occurring during the term hereof in or about the Premises or upon or under said areas, and from and against all costs, counsel fees, expenses or liabilities incurred in or about any such claim or action or proceeding brought thereon.
      12.2. Tenant shall pay and indemnify Landlord against all legal costs and charges incurred in obtaining possession of the Premises after the default of Tenant or upon expiration or earlier termination of the term hereof, other than by reason of any default of Landlord, or in enforcing any covenant or agreement of Tenant herein contained.

13.  	Liens.
      13.1. Tenant will not commit, suffer any act or neglect whereby the Premises or any improvements thereon or the estate of Landlord therein shall at any time during the term hereof become subject to any attachment, judgment, lien, charge or encumbrance whatsoever, except as herein expressly provided, and will indemnify and hold Landlord harmless from and against all loss, costs and expenses, including reasonable attorneys' fees, with respect thereto.
      13.2. If due to any act or neglect of Tenant, any mechanic's, laborer's or materialmen's lien shall at any time be filed against the premises or any part hereof, Tenant, within thirty (30) days after notice of the filing thereof shall cause the same to be discharged of record by payment, bonding or otherwise, and if Tenant shall fail to cause the same to be discharged, then Landlord may, in addition to any other right or remedy, cause the same to be discharged, either by paying the amount claimed to be due, or by procuring the discharge of such lien by deposit or by bonding proceedings, and all amounts so paid by landlord, together with all reasonable costs and expenses incurred in connection therewith, and together with interest thereon at the rate of ten percent (10%) per annum from the respective dates of payment, shall be paid by Tenant to Landlord, on demand, as additional rent hereunder.
      13.3.Nothing in this lease contained shall be deemed or construed in any way as constituting the consent or request of Landlord, express or implied by inference or otherwise, to any contractor, subcontractor, laborer, materialmen, architect or engineer for the performance of any labor or the furnishing of any materials or services for or in connection with the Premises or any part thereof. Notice is hereby given that Landlord shall not be liable for any labor or materials or services furnished or to be furnished to Tenant upon credit, and that no mechanic's or other lien for any such labor, materials, or services shall attach to or affect the fee or reversionary or other estate or interest of Landlord in the Premises of and in this Lease.

14.  Default.
      14.1.  In the event that during the term hereof any of
the following events shall occur (each of which shall be an
"Event of Default");
        			  (a) 	Tenant shall default in the payment of any
installment of the Rent for ten (10) days after the same shall become due, during which ten-day period Tenant may cure the
default;
 		         	(b) 	Tenant or any permitted assignee of Tenant
shall (i) apply for or consent to an appointment of a receiver, a trustee or liquidator of it or of all or a substantial part of its assets; (ii) make a general assignment for the benefit of creditors; (iii) be adjudicated a bankrupt or insolvent; (iv)
file a voluntary petition in bankruptcy or a petition or an
answer seeking reorganization or an arrangement with creditors to take advantage of any insolvency law or an answer admitting the material allegations of a petition filed against it in any
bankruptcy, reorganization or insolvency proceeding or corporate action shall be taken by it for the purpose of effecting any of the foregoing;
 			         (c)	An order, judgment or decree shall be
entered, without the application, approval or consent of Tenant or any permitted assignee of Tenant by any court of competent jurisdiction, approving a petition seeking reorganization of
Tenant or such assignee or appointing a receiver, trust or
liquidator of Tenant or such assignee or of all or a substantial part of its assets and such order, judgment or decree shall
continue unstayed and in effect for any period of sixty (60)
consecutive days; or
 			         (d)	Any other default by Tenant in performing any
of its other obligations hereunder shall continue uncorrected for ten (10) days after receipt of written notice thereof from
Landlord, during which period Tenant or such assignee may cure the default; then landlord may, by giving written notice to
Tenant, either (a) terminate this Lease, (b) re-enter the
Premises by summary proceedings or otherwise, expelling Tenant and removing all of Tenant's property therefrom, and relet the
Premises and receive the rent therefrom, or (c) exercise any other remedies permitted by law.  Tenant shall also be liable for the reasonable cost of obtaining possession of and reletting the
Premises and of any repairs and alterations or other payments necessary to prepare them for reletting.  Any and all such
amounts shall be payable to Landlord upon demand.
Notwithstanding anything contained herein to the contrary, no termination of this Lease prior to the last day of the term
hereof, except as provided in Section 15 hereof, shall relieve
Tenant of its liability and obligations under this Lease, and such liability and obligations shall survive any such
termination.
      14.2. In the event of any breach by Tenant of any of
the covenants, agreements, terms or conditions contained in this
Lease, Landlord shall be entitled to enjoin such breach or
threatened breach and shall have the right to invoke any right and remedy allowed at law or in equity, or by statute or
otherwise, as though reentry, summary proceedings and other
remedies were not provided for in this Lease.
      14.3.  Each right and remedy of Landlord provided for
in this Lease shall be cumulative and shall be in addition to every other right or remedy provided for in this Lease or now or hereafter existing, at law or in equity, or by statute or
otherwise, and the exercise or beginning of the exercise by
Landlord of any one or more of the rights or remedies provided for in this Lease, or now or hereafter existing at law or in equity, or by statute or otherwise, shall not preclude the
simulatneous or later exercise by Landlord of any or all other rights or remedies provided for in this Lease, or now or
hereafter existing at law or in equity, or by statute or
otherwise.

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

17.  Independent Covenants-No Waiver.
   		17.1. Each and every of the covenants and agreements contained in this Lease shall be for all purposes construed to be separate and independent covenants and the waiver of the breach of any covenant contained hereby by Landlord shall in no way or manner discharge or relieve Tenant from Tenant's obligation to perform each and every of the covenants contained herein.
 	  	17.2. If any term or provision of this Lease or the application thereof to any person or circumstance shall to any extent be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those as to which it is invalid or unenforceable, shall not be affected thereby, and each term and provision of this Lease shall be valid and shall be enforced to the fullest extent permitted by law.
     17.3. The failure of Landlord to insist in any one or more cases upon the strict performance of any of the covenants of this Lease shall not be construed as a waiver or a relinquishment for the future of such covenant. A receipt by Landlord of rent with knowledge of the breach of any covenant hereof shall not be deemed a waiver of such breach, and no waiver by landlord of any provision of this Lease shall be deemed to have been made unless expressed in writing and signed by Landlord. All remedies to which landlord may resort under the terms of this Lease or by law provided shall be cumulative.

18. 	 Subordination.
     	This Lease and the rights of Tenant hereunder are subject and subordinate in all respects to all matters of record, including, without limitation, deeds and all mortgages which may now or hereafter be placed on or affect the Premises, or any part thereof, and/or Landlord's interest or estate therein, and to each advance made and/or hereafter to be made under any such mortgages, and to all renewals, modifications, consolidations, replacements and extensions thereof, and all substitutions.

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

21.   Holdover.
    	 Tenant agrees to pay to landlord twice the total of all rent then applicable for each month or portion thereof Tenant shall retain possession of the Premises or any part thereof after the termination of this Lease (unless and to the extent such holding over shall be pursuant to a written agreement between Landlord and Tenant), whether by lapse of time or otherwise, and also to pay all damages sustained by landlord on account thereof; the provisions of this subsection shall not operate as a waiver by Landlord of any right of re-entry provided in this Lease or under law. Tenant shall also pay all reasonable legal fees and damages incurred by Landlord as a result of such holdover.

22.   Limitation of Liability.
	     Tenant shall neither assert nor seek to enforce any claim for breach of this Lease against any of Landlord's assets other than Landlord's interest in the Premises, and Tenant agrees to look solely to such interest for the satisfaction of any liability of Landlord under this Lease, it being specifically agreed that in no event shall landlord (which term shall include, without limitation, any of the officers, employees, agents, attorneys, trustees, directors, partners, beneficiaries, joint venturers, members, stockholders or other principals or representatives, disclosed or undisclosed, thereof) ever be personally liable for any such liability.

23.   No Recording of Lease.
      Tenant hereby acknowledges and agrees that it shall not record this Lease or any notice or memorandum of this Lease in any land evidence records or any other publics without the express prior written consent of Landlord. In the event of any such recording, Tenant shall be in default of this Agreement and Landlord shall have all rights and remedies available under law or in equity as a result of such recordation including, without limitation, the right to terminate this Lease.

24.   Assignment and Subletting.
	     Tenant will not assign this Lease, in whole or in part, nor sublet all or any part of the Premises, nor license, nor pledge or encumber by mortgage or other instruments its interest in this Lease without landlord's prior written consent, which consent may be withheld by landlord in its sole and absolute discretion.
This prohibition includes any subletting or assignment which would otherwise occur by operation of law, merger, consolidation, reorganization, transfer or other change of Tenant's corporate or trustee in any federal or state bankruptcy, insolvency, or other proceedings. Consent by landlord to any assignment or subletting shall not constitute a waiver of the foregoing prohibition with respect to any subsequent assignment or subletting.

25.   Use of Hazardous Material.
	     Tenant shall not cause or permit any Hazardous Material to be brought upon, kept or used in or about the Premises by Tenant, its agents, employees, contractors or invitees without the prior written consent of Landlord. If Tenant breaches the obligations stated in the preceding sentence, or if contamination of the Premises by Hazardous Material otherwise occurs, Tenant shall indemnify, protect, defend and hold Landlord harmless from any and all claims, judgments, damages, penalties, fines, costs, liabilities or losses (including, without limitation, diminution in value of the Premises, damages for the loss or restriction on use of rentable Premises or usable space or of any amenity of the Premises, damages arising from any adverse impact on marketing of Premises space, and sums paid in settlement of claims, attorneys' fees, consultant fees and expert fees) which arise during or after the Term as a result of such contamination. This indemnification of Landlord by Tenant includes, without limitation, costs incurred in connection with any investigation of site conditions or any clean-up, remedial, removal or restoration work required by any federal, state or local government agency or political subdivision because of Hazardous Material present in the sole, surface water or groundwater on, near or under the Premises.

As used herein, the term "Hazardous Material" means any hazardous or toxic substance, material or waste, including, but not limited to, those substances, materials, and wastes listed in the United States Department of Transportation Hazardous materials Table (49 CFR 172.101) or by the Environmental Protection Agency as hazardous substances (40CFR part 302) and amendments thereto, or such substances, materials and wastes that are or become regulated under any applicable local, state or federal law.

Landlord and its agents shall have the right, but not the duty, to inspect the Premises at any time to determine whether
Tenant is complying with the terms of this Lease.

26.	  Construction.
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

27.  	Permits.
	     Tenant, at its cost, shall obtain any necessary permits for the Premises from the City of Providence.

28.	  Notices.
	     Whenever notice shall be given under this Lease, the same shall be in writing and shall be sent by certified or registered mail, return receipt requested as follows:

     	To the Landlord: 	100 Dexter Road
					                   East Providence, Rhode Island  02914

     	To the Tenant:   	c/o Charles Meyers
                   					56 Pine Street
					                   Providence, Rhode Island  02903

	     To the Tenant's	  Charles Koutsogiane
    	  Attorney:	      	1250 Turks Head Building
                    				Providence, Rhode Island  02903

or to such other address or addresses as each party may from time to time designate by like notice to the other. Said notice shall be valid and times begin to run hereunder upon receipt of the party to which said notice is given.

IN WITNESS WHEREOF, the parties hereto have caused these presents to be executed in duplicate as of the day and year first above written.

CAPITAL PROPERTIES, INC.		        	METROPARK, LTD.



By 	/s/ Ronald P. Chraznowski	     By/s/ Charles Meyers
    Ronald P. Chrzanowski	         Charles Meyers, President
    President


STATE OF RHODE ISLAND
COUNTY OF PROVIDENCE

	In Providence, in said County on the 6th day of January, 1998, before me personally appeared Ronald P. Chrzanowski, President of Capital Properties, Inc., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and he acknowledged said instrument by him executed to be his free act and deed and the free act and deed of said corporation.

                             					/s/ Gloria P. Hopkins
                            						Notary Public


STATE OF RHODE ISLAND
COUNTY OF PROVIDENCE

In Providence, in said County on the 6th day of January, 1998, before me personally appeared Charles Meyers, President of Metropark, Ltd., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and he acknowledged said instrument by him executed to be his free act and deed and the free act and deed of said corporation.


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

Executed this 6th day of January, 1998.

                       							/s/ Charles Meyers
                           							Charles Meyers

                      Exhibit (l0)(b)(ii)

                          L E A S E

     	THIS INDENTURE OF LEASE made as of the 1st day of December, 1997, by and between CAPITAL PROPERTIES, INC., a Rhode Island corporation (hereinafter referred to as "Landlord"), and METROPARK, LTD., a Rhode Island corporation (hereinafter referred to as "Tenant").

               W I T N E S S E T H   T H A T:

     	In consideration of the rents, covenants and agreements to be paid, kept and performed by Tenant, as hereinafter provided, Landlord hereby demises and leases to Tenant, and Tenant hereby hires and takes from Landlord the real property known as Parcels 21 and 22 in the Capital Center, in Providence, Rhode Island, as shown on a plan attached to this Lease as Exhibit A (hereinafter called the "Premises").

     	TO HAVE AND TO HOLD the Premises, together with all rights, privileges, easements and appurtenances thereunto belonging and attaching, unto Tenant for a term (hereinafter called the "Term") commencing as of December 1, 1997, and ending on November 30, 1998.

     	This Lease is made upon the covenants and agreements herein set forth on the part of the respective parties, all of which the parties respectively agree to observe and comply with during the term hereof.

1.    Rental.
      During the term hereof, Tenant shall pay to Landlord an annual rental of Ninety Thousand ($90,000) Dollars payable in monthly installments of Seven Thousand Five Hundred ($7,500)
Dollars on the first day of each month.

2.    Utilities and Other Charges.
	     Tenant will pay directly before the same become delinquent all charges, duties, rates, license and permit fees and other amounts of every description to which the Premises or any part thereof or any improvement thereon erected or used by Tenant may, during the term hereof, be assessed or become liable for electricity, refuse collection, telephone or any other utillities or services or any connection or meters therefor, whether assessed to or payable by Landlord or Tenant. Tenant will, within ten (10) days after receipt of written demand by Landlord, furnish Landlord with receipts or other evidence indicating that all such amounts have been paid. Provided, however, that Tenant

                               III-4
shall only be responsible for those charges and assessments which are for the period of its occupancy of the Premises.

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

5.    Inspection.
	     Tenant will permit Landlord and its agents at all reasonable times during the term hereof to enter the Premises and examine the state of repair and condition thereof, and the use being made of the same. Landlord may also enter upon the Premises to perform any repairs or maintenance which Tenant has failed to perform hereunder, and to show the premises to prospective purchasers, tenants and mortgagees. Further, Landlord shall have the right to have test borings done on the premises, and will use reasonable, good faith effort to avoid unreasonable interference with the Tenant's business thereon.

6.    Repair and Maintenance.
	     Tenant will, at its own expense, from time to time and at all times during the term hereof, well and substantially repair, maintain, amend and keep the Premises, together with all fixtures and items of personal property used or useful in connection therewith, with all necessary reparations and amendments whatsoever in as good order and condition as they now are or may be put in, reasonable wear and tear and damage by the elements and such unavoidable casualty against which insurance is not required hereunder excepted. Tenant will maintain the signs on the Premises and fix all potholes that may develop. Tenant will have the benefit of all warranties pertaining thereto. Tenant will remove snow from the Premises and keep the sidewalks clean and free from ice and snow. Landlord will be responsible for any capital improvements.

7.    Use.
	     Tenant shall use the Premises only for the operation of a parking lot and other accessories related to a parking lot which are approved by Landlord.

8.     Notices re Premises.
	     Landlord will forthwith furnish Tenant copies of any notices it receives regarding the Premises from any third parties which notices relate to the Tenant's use and occupancy of the Premises.

9.	   Cancellation of Lease.
	     Either Landlord or Tenant may cancel this Lease upon thirty
(30) days' written notice to the other.

10.	  Insurance.
	     Tenant agrees to maintain at all times public liability insurance on an occurrence basis against all claims and demands for personal injury liability (including, without limitation, bodily injury, sickness, disease, and death) and damage to property which may be claimed to have occurred on the Land or in the Building in the event of injury to any number of persons or damage to property, arising out of any one occurrence, which shall, at the beginning of the Term, be at least equal to $1,000,000, and to name Landlord and any mortgagees and ground lessors designated by landlord as additional insured and furnish landlord with the certificates thereof; such insurance shall contain a provision that the Landlord, and each such mortgagee and ground lessor although named as an insured, shall nevertheless be entitled to recovery under said policy for any loss occasioned to it, its servants, agents and employees by reason of the negligence of the Tenant; all insurance required under the terms of this Lease shall be effected with insurers having a general policyholders rating of not less than A in Best's latest rating guide and shall not be canceled or modified without at least 30 days' prior written notice to each insured named therein. Tenant shall provide landlord with certificates of all insurance required to be carried by Tenant under the Lease at or prior to the Commencement Date and prior to the expiration of each such policy.

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

12.   Indemnification of Landlord.
 		   12.1. Tenant shall indemnify and save harmless Landlord (regardless of Tenant's covenant to insure) against and from any and all claims by or on behalf of any person or persons, firm or firms, corporation or corporations, arising from the use, occupancy, conduct or management of the Premises, unless done by or contributed to Landlord, any of its agents, contractors, servants, employees or licensees, and shall further indemnify and save Landlord harmless against and from any and all claims arising during the term hereof from any condition of the Premises, or arising from any breach or default on the part of Tenant in the performance of any covenant or agreement on the part of Tenant to be performed pursuant to the terms of this Lease, or arising from any act of Tenant or any of its agents, contractors, servants or employees to any person, firm or corporation occurring during the term hereof in or about the Premises or upon or under said areas, and from and against all costs, counsel fees, expenses or liabilities incurred in or about any such claim or action or proceeding brought thereon.
      12.2. Tenant shall pay and indemnify Landlord against all legal costs and charges incurred in obtaining possession of the Premises after the default of Tenant or upon expiration or earlier termination of the term hereof, other than by reason of any default of Landlord, or in enforcing any covenant or agreement of Tenant herein contained.

13.	  Liens.
      13.1. Tenant will not commit, suffer any act or neglect whereby the Premises or any improvements thereon or the estate of Landlord therein shall at any time during the term hereof become subject to any attachment, judgment, lien, charge or encumbrance whatsoever, except as herein expressly provided, and will indemnify and hold Landlord harmless from and against all loss, costs and expenses, including reasonable attorneys' fees, with respect thereto.
      13.2. If due to any act or neglect of Tenant, any mechanic's, laborer's or materialmen's lien shall at any time be filed against the premises or any part hereof, Tenant, within thirty (30) days after notice of the filing thereof shall cause the same to be discharged of record by payment, bonding or otherwise, and if Tenant shall fail to cause the same to be discharged, then Landlord may, in addition to any other right or remedy, cause the same to be discharged, either by paying the amount claimed to be due, or by procuring the discharge of such lien by deposit or by bonding proceedings, and all amounts so paid by landlord, together with all reasonable costs and expenses incurred in connection therewith, and together with interest thereon at the rate of ten percent (10%) per annum from the respective dates of payment, shall be paid by Tenant to Landlord, on demand, as additional rent hereunder.
      13.3.Nothing in this lease contained shall be deemed or construed in any way as constituting the consent or request of Landlord, express or implied by inference or otherwise, to any contractor, subcontractor, laborer, materialmen, architect or engineer for the performance of any labor or the furnishing of any materials or services for or in connection with the Premises or any part thereof. Notice is hereby given that Landlord shall not be liable for any labor or materials or services furnished or to be furnished to Tenant upon credit, and that no mechanic's or other lien for any such labor, materials, or services shall attach to or affect the fee or reversionary or other estate or interest of Landlord in the Premises of and in this Lease.

14.  	Default.
      14.1.  In the event that during the term hereof any of
the following events shall occur (each of which shall be an
"Event of Default");
 			         (a)	Tenant shall default in the payment of any
installment of the Rent for ten (10) days after the same shall become due, during which ten-day period Tenant may cure the
default;
 			         (b)	Tenant or any permitted assignee of Tenant
shall (i) apply for or consent to an appointment of a receiver, a trustee or liquidator of it or of all or a substantial part of its assets; (ii) make a general assignment for the benefit of creditors; (iii) be adjudicated a bankrupt or insolvent; (iv)
file a voluntary petition in bankruptcy or a petition or an
answer seeking reorganization or an arrangement with creditors to take advantage of any insolvency law or an answer admitting the material allegations of a petition filed against it in any
bankruptcy, reorganization or insolvency proceeding or corporate action shall be taken by it for the purpose of effecting any of the foregoing;
 		         	(c)	An order, judgment or decree shall be
entered, without the application, approval or consent of Tenant or any permitted assignee of Tenant by any court of competent jurisdiction, approving a petition seeking reorganization of
Tenant or such assignee or appointing a receiver, trust or
liquidator of Tenant or such assignee or of all or a substantial part of its assets and such order, judgment or decree shall
continue unstayed and in effect for any period of sixty (60)
consecutive days; or
          			(d)	Any other default by Tenant in performing any
of its other obligations hereunder shall continue uncorrected for ten (10) days after receipt of written notice thereof from
Landlord, during which period Tenant or such assignee may cure the default; then landlord may, by giving written notice to
Tenant, either (a) terminate this Lease, (b) re-enter the
Premises by summary proceedings or otherwise, expelling Tenant and removing all of Tenant's property therefrom, and relet the
Premises and receive the rent therefrom, or (c) exercise any other remedies permitted by law.  Tenant shall also be liable for the reasonable cost of obtaining possession of and reletting the
Premises and of any repairs and alterations or other payments necessary to prepare them for reletting.  Any and all such
amounts shall be payable to Landlord upon demand.
Notwithstanding anything contained herein to the contrary, no termination of this Lease prior to the last day of the term
hereof, except as provided in Section 15 hereof, shall relieve
Tenant of its liability and obligations under this Lease, and such liability and obligations shall survive any such
termination.
    		14.2. In the event of any breach by Tenant of any of
the covenants, agreements, terms or conditions contained in this
Lease, Landlord shall be entitled to enjoin such breach or
threatened breach and shall have the right to invoke any right and remedy allowed at law or in equity, or by statute or
otherwise, as though reentry, summary proceedings and other
remedies were not provided for in this Lease.
      14.3.  Each right and remedy of Landlord provided for
in this Lease shall be cumulative and shall be in addition to every other right or remedy provided for in this Lease or now or hereafter existing, at law or in equity, or by statute or
otherwise, and the exercise or beginning of the exercise by
Landlord of any one or more of the rights or remedies provided for in this Lease, or now or hereafter existing at law or in equity, or by statute or otherwise, shall not preclude the
simulatneous or later exercise by Landlord of any or all other rights or remedies provided for in this Lease, or now or
hereafter existing at law or in equity, or by statute or
otherwise.

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

17.   Independent Covenants-No Waiver.
     	17.1. Each and every of the covenants and agreements contained in this Lease shall be for all purposes construed to be separate and independent covenants and the waiver of the breach of any covenant contained hereby by Landlord shall in no way or manner discharge or relieve Tenant from Tenant's obligation to perform each and every of the covenants contained herein.
 		   17.2. If any term or provision of this Lease or the application thereof to any person or circumstance shall to any extent be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those as to which it is invalid or unenforceable, shall not be affected thereby, and each term and provision of this Lease shall be valid and shall be enforced to the fullest extent permitted by law.
      17.3. The failure of Landlord to insist in any one or more cases upon the strict performance of any of the covenants of this Lease shall not be construed as a waiver or a relinquishment for the future of such covenant. A receipt by Landlord of rent with knowledge of the breach of any covenant hereof shall not be deemed a waiver of such breach, and no waiver by landlord of any provision of this Lease shall be deemed to have been made unless expressed in writing and signed by Landlord. All remedies to which landlord may resort under the terms of this Lease or by law provided shall be cumulative.

18.	  Subordination.
	     This Lease and the rights of Tenant hereunder are subject and subordinate in all respects to all matters of record, including, without limitation, deeds and all mortgages which may now or hereafter be placed on or affect the Premises, or any part hereof, and/or Landlord's interest or estate therein, and to each advance made and/or hereafter to be made under any such mortgages, and to all renewals, modifications, consolidations, replacements and extensions thereof, and all substitutions.

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

21.   Holdover.
	     Tenant agrees to pay to landlord twice the total of all rent then applicable for each month or portion thereof Tenant shall retain possession of the Premises or any part thereof after the termination of this Lease (unless and to the extent such holding over shall be pursuant to a written agreement between Landlord and Tenant), whether by lapse of time or otherwise, and also to pay all damages sustained by landlord on account thereof; the provisions of this subsection shall not operate as a waiver by Landlord of any right of re-entry provided in this Lease or under law. Tenant shall also pay all reasonable legal fees and damages incurred by Landlord as a result of such holdover.

22.   Limitation of Liability.
	     Tenant shall neither assert nor seek to enforce any claim for breach of this Lease against any of Landlord's assets other than Landlord"s interest in the Premises, and Tenant agrees to look solely to such interest for the satisfaction of any liability of Landlord under this Lease, it being specifically agreed that in no event shall landlord (which term shall include, without limitation, any of the officers, employees, agents, attorneys, trustees, directors, partners, beneficiaries, joint venturers, members, stockholders or other principals or representatives, disclosed or undisclosed, thereof) ever be personally liable for any such liability.

23.   No Recording of Lease.
		    Tenant hereby acknowledges and agrees that it shall not record this Lease or any notice or memorandum of this Lease in any land evidence records or any other publics without the express prior written consent of Landlord. In the event of any such recording, Tenant shall be in default of this Agreement and Landlord shall have all rights and remedies available under law or in equity as a result of such recordation including, without limitation, the right to terminate this Lease.

24.   Assignment and Subletting.
	     Tenant will not assign this Lease, in whole or in part, nor sublet all or any part of the Premises, nor license, nor pledge or encumber by mortgage or other instruments its interest in this Lease without landlord's prior written consent, which consent may be withheld by landlord in its sole and absolute discretion.
This prohibition includes any subletting or assignment which would otherwise occur by operation of law, merger, consolidation, reorganization, transfer or other change of Tenant's corporate or trustee in any federal or state bankruptcy, insolvency, or other proceedings. Consent by landlord to any assignment or subletting shall not constitute a waiver of the foregoing prohibition with respect to any subsequent assignment or subletting.

25.   Use of Hazardous Material.
	     Tenant shall not cause or permit any Hazardous Material to be brought upon, kept or used in or about the Premises by Tenant, its agents, employees, contractors or invitees without the prior written consent of Landlord. If Tenant breaches the obligations stated in the preceding sentence, or if contamination of the Premises by Hazardous Material otherwise occurs, Tenant shall indemnify, protect, defend and hold Landlord harmless from any and all claims, judgments, damages, penalties, fines, costs, liabilities or losses (including, without limitation, diminution in value of the Premises, damages for the loss or restriction on use of rentable Premises or usable space or of any amenity of the Premises, damages arising from any adverse impact on marketing of Premises space, and sums paid in settlement of claims, attorneys' fees, consultant fees and expert fees) which arise during or after the Term as a result of such contamination. This indemnification of Landlord by Tenant includes, without limitation, costs incurred in connection with any investigation of site conditions or any clean-up, remedial, removal or restoration work required by any federal, state or local government agency or political subdivision because of Hazardous Material present in the sole, surface water or groundwater on, near or under the Premises.

As used herein, the term "Hazardous Material" means any hazardous or toxic substance, material or waste, including, but not limited to, those substances, materials, and wastes listed in the United States Department of Transportation Hazardous materials Table (49 CFR 172.101) or by the Environmental Protection Agency as hazardous substances (40CFR part 302) and amendments thereto, or such substances, materials and wastes that are or become regulated under any applicable local, state or federal law.

Landlord and its agents shall have the right, but not the duty, to inspect the Premises at any time to determine whether
Tenant is complying with the terms of this Lease.

26.	  Construction.
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

27.	  Permits.
	     Tenant, at its cost, shall obtain any necessary permits for the Premises from the City of Providence.

28.	  Notices.
	     Whenever notice shall be given under this Lease, the same shall be in writing and shall be sent by certified or registered mail, return receipt requested as follows:

     	To the Landlord:     	100 Dexter Road
                       					East Providence, Rhode Island  02914

     	To the Tenant:	      	c/o Charles Meyers
                        				56 Pine Street
                       					Providence, Rhode Island  02903

     	To the Tenant's      	Charles Koutsogiane
      	  Attorney:        		1250 Turks Head Building
                       					Providence, Rhode Island  02903

or to such other address or addresses as each party may from time to time designate by like notice to the other. Said notice shall be valid and times begin to run hereunder upon receipt of the party to which said notice is given.

IN WITNESS WHEREOF, the parties hereto have caused these presents to be executed in duplicate as of the day and year first above written.

CAPITAL PROPERTIES, INC.	      		METROPARK, LTD.

By /s/Ronald P. Chraznowski     	By/s/ Charles Meyers
    Ronald P. Chrzanowski	       Charles Meyers, President
    President

STATE OF RHODE ISLAND
COUNTY OF PROVIDENCE

     	In Providence, in said County on the 6th day of January, 1998, before me personally appeared Ronald P. Chrzanowski, President of Capital Properties, Inc., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and he acknowledged said instrument by him executed to be his free act and deed and the free act and deed of said corporation.

					                         		/s/ Gloria P. Hopkins
                              						Notary Public

STATE OF RHODE ISLAND
COUNTY OF PROVIDENCE

     	In Providence, in said County on the 6th day of January, 1998, before me personally appeared Charles Meyers, President of Metropark, Ltd., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and he acknowledged said instrument by him executed to be his free act and deed and the free act and deed of said corporation.


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

     	Executed this 6th day of January, 1998.


                                 	/s/ Charles Meyers
	                               						Charles Meyers

                             EXHIBIT 13









                        ANNUAL REPORT 1997





                      CAPITAL PROPERTIES, INC.





























                               III-5

BRIEF DESCRIPTION OF
THE COMPANY'S BUSINESS


The Company's business consists of the leasing of certain of its real estate interests in downtown Providence, Rhode Island. Through its wholly-owned subsidiary, Tri-State Displays, Inc., the Company leases locations along interstate and primary highways in Rhode Island and Massachusetts for outdoor advertising purposes. Through its wholly-owned subsidiary, Capital Terminal Company, the Company operates its petroleum storage facilities in East Providence, Rhode Island.

CHAIRMAN'S REPORT

In the accompanying financial statements for the calendar year
1997, the Company is reporting income before taxes of  $121,000.

In May 1997, the Board of Directors declared a three-for-one split of the Company's common stock (effected in the form of a 200% stock dividend). To permit the split, the Company's articles of incorporation were restated to increase the number of authorized common shares, $1 par value from 1,000,000 to
3,000,000 shares.   In June 1997, the Company's common stock was
listed on the American Stock Exchange and continues to trade under the symbol "CPI."

During 1997, the Company paid a dividend of $.10 per share on the Company's outstanding stock on a post-split basis. The Company has been classified as a personal holding company (PHC) for federal income tax purposes due to the present composition of its stock ownership and revenues. A PHC is subject to an additional tax on amounts classified as undistributed PHC income. This classification did not affect the Company's federal income tax liability for 1997 because the Company made sufficient dividend distributions to shareholders.

In March 1998, the Company relocated its offices to a building on the site of its petroleum storage facilities (the Facilities) in East Providence, Rhode Island, which facilities were previously leased to a tenant.

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

In 1987 and 1988, the Company entered into long-term land leases on three of its parcels with private developers. On Parcel 3S, CFG Associates, L.P. (CFG) completed the construction of an office building in 1990. The general partner in CFG is a subsidiary of Citizens Financial Group, Inc. whose commercial banking affiliate is the building's principal tenant. Citizens Financial Group, Inc. is, in turn, an affiliate of Royal Bank of Scotland. This lease terminates in 2087.

On Parcel 8, Gateway Eight Limited Partnership (Gateway Eight) completed the construction of an office building which is fully occupied by First Data Corporation. Gateway Eight is an affiliate of Congress Group Ventures, Inc. of Cambridge,
Massachusetts.  This lease terminates in 2090.

On Parcel 5, Parcel Five Limited Partnership (Parcel Five L.P.) completed the construction of an apartment building containing approximately 225 units. In May 1997, the apartment building was purchased and the lease assigned to Avalon Properties, Inc., a real estate investment trust listed on the New York Stock Exchange which owns approximately 20,000 apartment units in twelve states. This lease terminates in 2142.

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

During the late l980's and into the l990's, there was a general recession in the real estate market during which time there was no further development on the remaining parcels. In 1997, there was a resurgence of interest as a result of the improvement in the economy and the increased activity in the downtown Providence area.

In March 1998, the Company entered into a land lease terminating in 2142 with Avalon Properties, Inc. for the proposed construction of an apartment complex located on Parcel 6 containing approximately 250 units with underground parking. Among other things, the lease provides a period of time within which Avalon may perform its due diligence, seek the approval of the plans for this complex from the Capital Center Commission and enter into a tax agreement with the City of Providence. The term of this lease will not begin until the commencement of construction which is anticipated before year-end. This lease permits the Company to remove the western portion of Parcel 6 from under the lease.

The Company owns a below-grade parking garage located on Parcel
7A, which garage is adjacent to the Amtrak rail passenger station. This garage is leased for public parking purposes to a firm experienced in parking operations.

Parcels 3E, 4E, 3W, 4W, 6, 21 and 22 have been leased to the same firm for surface parking purposes under leases which can be terminated on short notice as suitable development opportunities arise.

Providence Place Mall, a regional shopping mall containing 1.2 million square feet of retail space and a 4,000 car garage, is under construction on a 13.2 acre site to the west of the Company's properties in Capital Center (marked "PPM" on the plan). It is anticipated that the Mall will be open in late 1999. According to the developer, anchor stores include Nordstrom, Filene's and Lord & Taylor. The Mall will be connected to the remainder of the Capital Center area via the riverwalks along the Woonasquatucket River.

OTHER SIGNIFICANT EVENTS

Several significant events occurred which are discussed more fully in the accompanying consolidated financial statements and include:

    The entering of the judgment by the Rhode Island Superior
    Court awarding condemnation proceeds of $6,101,000 in favor of the Company. The State of Rhode Island has appealed this judgment.

    The awarding of $184,000 in favor of the Company in the arbitration proceedings against the former tenant of the Facilities.

    The retroactive increase in the assessed valuation of nine parcels of the Company's properties in downtown Providence and the subsequent lawsuit filed by the Company against the City of Providence.

    The purchase of the Wilkesbarre Pier in East Providence and the purchase of the rights to use two pipelines for the transportation of petroleum products from the Pier to the Company's Facilities.


CAPITAL TERMINAL COMPANY

In 1991, the Company's Facilities were leased to Coastal Oil New England, Inc. (Coastal), an affiliate of Coastal Corporation, under a five-year lease which terminated September 30, 1996. The Company, through a newly-formed wholly-owned subsidiary, Capital Terminal Company, took over the operation of the Facilities. In March 1997, the Company commenced purchasing product which is sold at the Facilities. In August 1997, the Company entered into a short-term agreement with a company for the warehousing of product in the Company's tanks for three months. The Company continues to seek tenants for the leasing of the entire Facilities or the short-term leasing of the storage tanks.


TRI-STATE DISPLAYS, INC.

Tri-State Displays, Inc., another wholly-owned subsidiary, owns or controls various locations along interstate and primary highways in Rhode Island and Massachusetts which are leased to Whiteco Metrocom (a division of Whiteco Industries, Inc., of Merrillville, Indiana) for commercial advertising purposes.
These locations contain a total of 41 billboard faces, all of which are the large painted bulletins normally seen along interstate and primary highways. The Company has secured permits for two additional locations in Massachusetts which will be under lease to Whiteco this spring, bringing the total number of billboard faces to 45. The Company has also received a permit to replace one face on one of its boards in Massachusetts with tri-vision panels which will allow three separate advertising messages which will be operational in the summer of 1998. The Company has additional locations along interstate and primary highways in Rhode Island, Massachusetts and Connecticut, and, in cooperation with outdoor advertising companies, is attempting to obtain public permits to use some of these additional locations for outdoor advertising purposes.

                      *   *   *   *   *

Finally, a personal note. As outlined in my letter of November 13, 1997, Barbara J. Dreyer relinquished her role as President of the Company. She moved into that position in June 1995 while retaining the positions of both Treasurer and Chief Financial Officer. This multi-role was too much for one person to undertake; yet we did not want to lose Barbara's services to the Company. Barbara has been an essential cog to the Company (and its predecessor) since 1974. We are all most fortunate that she is remaining with us. Ronald P. Chrzanowski, who was with Providence and Worcester Railroad Company since 1973, replaced Barbara as President. His last position with Railroad was as Vice President-Engineering and Real Estate, in which capacity he oversaw Railroad's real estate operations.

                          							Sincerely,

                         							/s/ Robert H. Eder
                             							Robert H. Eder
							                             Chairman

March 18, 1998

                       MAP IN ANNUAL REPORT

    	The map in the Annual Report to Shareholders is a plan of a portion of downtown Providence, Rhode Island, which indicates those parcels owned by the Issuer in that area known as "Capital Center" and immediately adjacent thereto. A legend contains the Parcel Number, the Parcel Size and the Development on the Parcels as follows:

     Parcel No.  Square Feet
     CAPITAL	    PARCEL SIZE    DEVELOPMENT ON PARCELS
     CENTER
       	2	         92,000
       	3S	        48,000       13 Story Office Building -
                                235,000 gross square feet
       	3W         35,000
	       3E         24,000
        4W         46,000
 	      4E         22,000
       	5          54,000       8 Story Luxury Apartment Building-
                                454,000 gross square feet
       	6         385,000       (Land, 303,000; Air Rights, 82,000)
       	7A         76,000       360 Car Public Parking Garage
       	8          36,000	      4 Story Office Building-114,000 gross
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

The agreement further provided that the first $200,000 of any future prepayments would reduce the required monthly payments over the remaining term of the note. Thereafter, 50% of any additional prepayments will reduce the required monthly payments, and the balance will be applied to reduce the note in inverse order of maturity of the remaining principal payments. During 1996, Railroad made a voluntary prepayment of $200,000, which prepayment (together with the interest rate adjustment) resulted in a current monthly payment of principal and interest over the remaining eleven-year term in the amount of $53,000.

During 1995, the Company also entered into an agreement with Railroad releasing a portion of the collateral securing the note in exchange for the right to acquire Wilkesbarre Pier (the Pier) in East Providence, Rhode Island for the sum of $1, subject to Railroad's retaining the right to use the Pier for certain purposes. The Pier is used by the Company for the berthing of vessels that off-load petroleum products which are transported by pipeline to its petroleum storage facilities (the Facilities).

In January 1998, the Company exercised its right and acquired the Pier.

On February 17, 1998, Railroad filed a Form S-1 Registration Statement with the Securities and Exchange Commission to sell an additional 1,000,000 shares of common stock. The Registration Statement sets forth that a portion of the funds to be raised will be used to prepay in full its note to the Company. The Company expects to resolve this issue and receive payment in the second quarter of 1998. Accordingly, it is anticipated that this payment will be made on or before March 31, 1998. The Company will invest the proceeds while management is evaluating ways to use the proceeds to maximize shareholder value.

In addition to the note from Railroad, the Company's principal assets consist of land, a public parking garage, the Facilities and outdoor advertising sites. A significant portion of the land consists of approximately 20.5 acres, including 1.9 acres of air rights, in downtown Providence, Rhode Island, held for development. At December 31, 1997, the Company had entered into long-term land leases for three separate land parcels. One lease was amended in May 1997, extending the term thereof from 2092 to 2142, with no change in the rents due under the original term of the lease, and rents for the extended period to be calculated in accordance with the formulas set forth for the original term.
The tenants of each parcel have constructed buildings which are substantially occupied.

In March 1998, the Company entered into a land lease terminating in 2142 with one of its current tenants for the proposed construction of an apartment complex containing approximately 250 units with underground parking on another of its parcels. Among other things, the lease provides a period of time within which the tenant may perform its due diligence, seek the approval of the plans for this complex from the Capital Center Commission and enter into a tax agreement with the City of Providence. The term of this lease will not begin until the commencement of construction which is anticipated before year-end. This lease permits the Company to remove the western portion of this parcel from under the lease.

The Company is engaged in discussions concerning the possible development of other parcels but is unable to predict when leases on additional parcels will commence. However, the Company will continue to lease the available parcels suitable for public surface parking under short-term cancellable leases. The Company anticipates that future development of the remaining properties will consist primarily of long-term ground leases under which the significant portion of future rental income will not be earned until the buildings are completed by the tenants and occupied.

Certain of the Company's long-term land leases provide for scheduled rent increases over their terms which extend to the year 2142. In accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 13 (Accounting for Leases) and certain of its interpretations, the Company recognizes the rental income on the straight-line basis over the term of each lease; however, the Company does not report as income that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties. At December 31, 1997, the cumulative amount not reported as income is $10,287,000.

The Company's Facilities were leased to an operator (the
Operator) from October 1, 1991 through September 30, 1996 at an annual rental of $183,000 plus reimbursement of property taxes
(approximately $90,000 annually).

In 1994, a leak was discovered in a 25,000 barrel storage tank at the Facilities which allowed the escape of a small amount of fuel oil. The tank was emptied and all required notices were made to the appropriate environmental agency (the Agency). To date, monitoring wells have shown no ground water contamination, and the leak has been contained in the soil under the tank. The Company's engineering consultants (the Consultants) are working with the Agency to determine the extent of remediation. The Consultants proposed several acceptable options and determined a range of estimated costs (including professional fees) to be $27,000 (for the capping of the contaminated area) to $383,000 (for the complete removal of the contaminated soil and its off-site disposal). The Agency has advised the Company that it will accept the capping of the contaminated area as an appropriate remediation measure, subject to the placement of a notice on the Company's deed describing the location of the contaminated area.

During 1995, the Operator informed the Company of the erosion of a slope and damage to a retaining wall which caused the washing away of several tons of soil. The Consultants proposed several options and determined a range of estimated costs (including professional fees) to be $15,000 (to repair the eroded channel) to $136,000 (to include the replacement of the retaining wall).

In 1995, the Company provided for the estimated costs to remediate the contaminated soil and repair the eroded channel by reporting a liability and a corresponding receivable from the Operator for $42,000. In 1996, the Company paid $15,000 to repair the eroded channel, which amount reduced the reported liability to $27,000.

Management is of the opinion that the terms of the lease not only made the Operator solely responsible for the payment of all costs to remediate the contaminated soil and to repair the erosion of the slope and retaining wall, but also required the Operator to return the Facilities at the termination of the lease in a condition substantially the same as when the Operator took possession. After the Operator vacated the Facilities and emptied the tanks, the Company inspected the Facilities and determined that one of the tanks had a structural failure. The Company repaired the tank at a cost of $65,000, which amount was included in expenses applicable to rental income on the accompanying consolidated statement of income and retained earnings for 1996.

Since 1985, the Company had been a party to an agreement (the Pier Operating Agreement) covering the operation and maintenance of the Pier which was owned by Railroad. The Pier, which is connected by two petroleum pipelines to the Company's Facilities, is integral to the operation of the Facilities. In 1991, the Pier Operating Agreement was amended by the parties then subject to it, which were the Company, Railroad and two oil companies. The Pier Operating Agreement provided that the parties would share the annual cost of operating and maintaining the Pier based on their relative usage of the Pier as measured by vessel berthing hours.

Commencing in 1991, Railroad had notified the parties on a periodic basis of the need for several significant repair, maintenance and dredging projects to the Pier and attempted to obtain agreement among the parties to proceed with such repairs. In 1996, Railroad notified the parties that the estimated cost of the projects totalled approximately $1,100,000 and requested the parties to consent to its undertaking such projects. All of the Company's responsibilities and obligations under the Pier Operating Agreement were assumed by the Operator in accordance with the terms of its lease. Although the Operator paid for certain on-going operating costs, it did not agree that it was responsible for any portion of the costs of the projects identified by Railroad.

Because the Operator did not accept responsibility for any of the aforementioned costs, the Company initiated arbitration proceedings in accordance with the lease. In the arbitration proceedings, the Operator again denied responsibility and set forth counterclaims asserting that it was entitled to recover $96,000 plus interest from the Company for operating expenses. The Company denied any liability in connection with the counterclaims.

In August 1997, the arbitrator awarded the Company $184,000 with respect to all claims. The Operator paid the Company $74,000 but challenged the disposition of the remaining portion of the award relating to the soil remediation by appealing the award to the Rhode Island Superior Court. In its appeal the Operator demanded that the Agency be joined as a party and the unpaid funds be expended only in connection with a remediation plan approved by the Agency. The Company contends that there was no restriction on its use of the funds. The Company expects to resolve this issue and receive payment in the second quarter of 1998.

In October 1997, Railroad was notified by one of the two oil companies party to the Pier Operating Agreement (the Withdrawing Company) that the Withdrawing Company was withdrawing from the Pier Operating Agreement on April 1, 1998 and that it would no longer be using the Pier after December 31, 1997. The other oil company had previously discontinued utilizing the Pier but never withdrew from the Pier Operating Agreement.

In December 1997, Railroad and the Withdrawing Company entered into a new agreement (New Agreement) whereby the Withdrawing Company agrees to pay annual minimum fees for five years commencing January 1, 1998, which range from $185,000 to $235,000. Under the terms of the New Agreement, the owner of the Pier is not required to make any repairs to the Pier. The New Agreement may be terminated by the Withdrawing Company upon ninety days' notice only in the event of a failure of a component of the Pier that the owner does not repair.

Of the maintenance, repair and dredging projects estimated by Railroad in 1996 to cost approximately $1,100,000, one of the projects was completed in 1997 at a cost of $130,000, of which the Company's share was $15,000.

In January 1998, the Company exercised its right to acquire the Pier from Railroad for $1, and Railroad assigned its rights under the New Agreement to the Company.

The Company believes that the remaining projects proposed by Railroad are no longer necessary in light of the Company's planned operation of the Pier.

A trust for the benefit of the Company's controlling shareholder (the Trust) was party to an agreement (the Pipeline Agreement) with respect to the use of the two petroleum pipelines which connect the Pier to the Facilities. Since February 1983, the Company and any operator of its Facilities have had the right to use the pipelines for the transportation of petroleum products in consideration for which the Company assumed all of the Trust's obligations for repair and maintenance under the Pipeline Agreement and agreed to pay to the Trust a fee based upon the number of barrels of product transported through the pipelines. The fee was subject to adjustment as of October 1 of each year to reflect changes in the Consumer Price Index (1967=100). For the twelve-month period ending September 30, 1997, the Company paid $20,000 to the Trust and was not required to make any payment with respect to maintenance and other expenses.

In December 1997, the Trust entered into an agreement with the Withdrawing Company, which owns the two petroleum pipelines, whereby the Withdrawing Company released the Trust from liability in connection with the pipelines for any costs incurred to date by the Withdrawing Company, and the Trust would only be responsible in the future for its proportionate share of a repair or replacement to the pipelines in excess of $25,000.

The Company had the option to purchase the rights of the Trust under the Pipeline Agreement and exercised its option in January
1998, acquiring all rights of the Trust for $50,000.

On October 1, 1996, the Company took possession of the Facilities and is currently in negotiations with several companies to lease all or part of the Facilities. In the absence of such arrangements, the annual cash outlay to maintain the Facilities is approximately $150,000. Pending the completion of such arrangements, the Company has been purchasing petroleum products which it stores at the Facilities and resells and has leased storage tanks under short-term arrangements.

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

In May 1997, the Superior Court entered final judgment awarding condemnation proceeds of $6,101,000 in favor of the Company and interest on the judgment through that date of $4,552,000. The State has filed an appeal with the Rhode Island Supreme Court. Interest is accruing on the judgment. The Company expects the matter to be heard by the Supreme Court in April 1998. The Company cannot now determine what amount, if any, will be finally awarded beyond that already paid at the time of condemnation. Under the aforementioned agreement, the Company may be required to return to the State a portion of any award.

During 1995, the Company received notice of an increase in the assessed valuation of several of its parcels in Providence, Rhode Island. The increase in the assessment was not the result of a city-wide revaluation, pertained to 1995 and subsequent years and resulted in an annual increase in property taxes of $265,000.
The Company filed appeals for 1995 and 1996 but elected to make property tax payments as due pending the outcome of the appeals. During the fourth quarter of 1996, the City of Providence (the
City) reduced the assessed valuation on one of the parcels, resulting in an abatement of property taxes of $107,000 for 1995 and a reduction in the tax of $115,000 for 1996 and subsequent years. The Company is unable to determine if the remaining appeals will result in an abatement of the property taxes for 1995 and subsequent years.

On August 18, 1997, the Company received from the City real property tax bills for taxes assessed as of December 31, 1996 reflecting an unexpected 200% increase in the assessed valuation of a majority of the Company's parcels in the Capital Center area, resulting in an annual increase in property tax expense of approximately $1,370,000. This increase was not part of a city-wide revaluation.

On August 21, 1997, the Company received from the City real property tax bills purporting to assess taxes for assessment years ending December 31, 1990 through December 31, 1995, based upon a $42,000,000 retroactive increase in the assessed valuation of these same properties. These increases were not part of a city-wide revaluation. The aggregate amount of such taxes as billed is approximately $7,100,000, which amount did not include any interest. The Company believes that the change of assessments is related to the March 1997 Rhode Island Superior Court decision that determined a 1987 value for certain properties condemned by the State of Rhode Island in 1987.

On October 14, 1997, the Company received from the City real property tax bills for the second quarter of 1997 indicating interest due on the 1996 assessment of $76,000 and interest due on the purported assessed taxes for the years 1990 through 1995 of $3,300,000. The City asserts that the parcels subject to the retroactive assessment were under-assessed in the prior assessment periods.

On February 19, 1998, the Company received notices from the City of tax sales of nine parcels scheduled to occur June 11, 1998.

The Company believes that the increased assessments for 1997 and prior periods are illegal and on August 27, 1997 filed a lawsuit against the City in the Rhode Island Superior Court, which is in the early stages of litigation.

The Company, upon consultation with counsel, believes that its position with respect to these assessments will be sustained; however, such proceedings can be protracted and costly, and there can be no assurance that the Company will be successful in having the 1997 increase or the retroactive assessments overturned. The failure of the Company to prevail in the proceedings contesting the retroactive assessments or to avoid the tax sales would have a material adverse effect on the Company's results of operations and financial condition and, while the Company believes, upon consultation with counsel, that the likelihood of such failure is remote, if a court were to require the Company to pay the retroactive assessments and related interest, the Company could be forced to seek the protection of the bankruptcy courts.

In management's opinion, the Company will continue to be able to generate adequate amounts of cash to meet substantially all of its expenditures.

In May 1997, the Company's Board of Directors declared a three-for-one split of the Company's common stock (effected in the form of a 200% stock dividend) which was paid on June 16, 1997. To permit the split, the Company's articles of incorporation were restated to increase the number of authorized common shares, $1 par value, from 1,000,000 to 3,000,000 shares. In June 1997, the Company's common stock was listed on the American Stock Exchange.

In 1996 and 1997, the Company paid dividends of $.18 and $.10 per share, respectively, (restated to reflect the split) on the Company's outstanding common stock. The Company expects to be in a position to continue dividend payments on a semi-annual basis; however, the declaration of any dividend and the amount thereof will depend on the Company's future earnings, financial condition and other relevant factors.

Through December 31, 1997, the Company has been classified as a personal holding company (PHC) for federal income tax purposes due to the present composition of its stock ownership and income. A PHC is subject to an additional tax of 39.6% on amounts classified as undistributed PHC income. This classification did not affect the Company's federal income tax liability in 1996 or 1997 because the Company made sufficient dividend distributions to shareholders.

Future cash outlays for income taxes will be a more significant portion of total tax expense and presently exceeds total tax expense for financial reporting purposes. This results principally from the recognition of rental income on a contractual basis for tax reporting purposes and additional depreciation claimed for financial reporting purposes.

Since the Company's computer applications are not date-dependent, the "Year 2000" compliance is not a factor.

During 1997, FAS No. 130 (Reporting Comprehensive Income) and FAS No. 131 (Disclosures about Segments of an Enterprise and Related Information) were issued and are effective commencing January 1, 1998. FAS No. 130 establishes standards for reporting and display of comprehensive income and its components (income, expenses, gains and losses) in a full set of general purpose financial statements. FAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports and establishes standards for related disclosures about products and services, geographic areas and major customers. The Company believes that the adoption of FAS Nos. 130 and 131 will not have a material effect on its financial statements for 1998 and subsequent years.

Certain portions of this Annual Report to Shareholders, and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements, contain forward-looking statements which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; Railroad's prepaying its note in full in 1998; the collectibility of the accrued rental income when due over the terms of the long-term land leases; the ability of the Company to enter into leasing arrangements in connection with the Facilities; changes in economic conditions that may affect either the current or future development on the Company's parcels; the final outcome of the condemnation litigation; the resolution of the property tax litigation with the City; and exposure to future contamination, cleanup or similar costs associated with the operation of the Facilities.

Results of operations:

The Company's total income for 1997 decreased 2% from the 1996 level.

The decrease in rental income and expenses applicable to rental income resulted from the termination of the lease of the Facilities on September 30, 1996. The increase in income and expense for the petroleum storage facilities results from a full year's operation in 1997.

For 1997, both income and expenses applicable to garage and surface parking remained approximately at the 1996 levels.

The decrease in interest income in 1997 from 1996 results from lower levels of temporary cash investments and the scheduled amortization of the principal balance due on the note from Railroad. Interest income for 1998 may be lower should Railroad prepay its note in full, which note provides for a 10% rate. The Company anticipates that it will not be able to invest the proceeds at comparable rates.

The arbitration award recorded in 1997 and the property tax abatement recorded in 1996 were comparable in amount.

General and administrative expenses for 1997 increased approximately 49% from the 1996 level due principally to professional fees in connection with the arbitration proceedings, the condemnation case and the listing of the Company's common stock on the American Stock Exchange.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997


ASSETS

Properties and equipment (net of accumulated
  depreciation) . . . . . . . . . . . . . . . .     $ 8,664,000
Cash and cash equivalents . . . . . . . . . . .         793,000
Note receivable, Providence and Worcester
  Railroad Company. . . . . . . . . . . . . . .       3,993,000
Other receivables . . . . . . . . . . . . . . .         522,000
Accrued rental income . . . . . . . . . . . . .         452,000
Prepaid and other . . . . . . . . . . . . . . .         432,000
                                                    $14,856,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses:
   Property taxes . . . . . . . . . . . . . . .     $   545,000
   Other	. . . . . . . . . . . . . . . . . . .          141,000
  Deferred income taxes . . . . . . . . . . . .       1,286,000
                                                      1,972,000

Commitments and contingencies (Notes 2 and 9)

Shareholders' equity:
  Common stock, $1 par; authorized, issued and
   and outstanding 3,000,000 shares . . . . . .       3,000,000
  Capital in excess of par. . . . . . . . . . .       8,828,000
  Retained earnings	. . . . . . . . . . . . . .       1,056,000
                                                     12,884,000
                                                    $14,856,000


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 1997 AND 1996

                                            1997          1996
Income:
  Rentals	. . . . . . . . . . . . . . .  $1,565,000	   $1,703,000
  Garage and surface parking. . . . . .     516,000       493,000
  Petroleum storage facilities, net of
   cost of goods sold of $586,000 in
   1997 . . . . . . . . . . . . . . . .      86,000         4,000
  Interest:
   Providence and Worcester Railroad
    Company . . . . . . . . . . . . . .     409,000       437,000
   Other. . . . . . . . . . . . . . . .      35,000        49,000
  Arbitration award . . . . . . . . . .     120,000
  Property tax abatement. . . . . . . .                   107,000
                                          2,731,000     2,793,000

Expenses:
  Expenses applicable to:
   Rental income. . . . . . . . . . . .     410,000       742,000
   Garage and surface parking	. . . . .     753,000       740,000
   Petroleum storage facilities . . . .     533,000       140,000
  General and administrative. . . . . .     914,000       614,000
                                          2,610,000     2,236,000

Income before income taxes. . . . . . .     121,000       557,000

Income tax expense (benefit):
  Current . . . . . . . . . . . . . . .     138,000       295,000
  Deferred. . . . . . . . . . . . . . .     (74,000)      (70,000)
                                             64,000       225,000

Net income. . . . . . . . . . . . . . .      57,000       332,000

Retained earnings, beginning. . . . . .   1,299,000     1,517,000

Dividends on common stock
  (1997, $.10; 1996, $.18) (Note 10). .    (300,000)     550,000)

Retained earnings, ending . . . . . . .  $1,056,000    $1,299,000

Basic earnings per share(Note 10) . . .     $.02          $.11


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996

                                               1997          1996
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . .    $  57,000     $ 332,000
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
    Depreciation . . . . . . . . . . . .      363,000       362,000
    Accrued rental income. . . . . . . .      (82,000)      (91,000)
    Deferred income taxes. . . . . . . .      (74,000)      (70,000)
    Changes in assets and liabilities:
     Increase in:
      Other receivables. . . . . . . . .     (205,000)     (103,000)
      Prepaid and other. . . . . . . . .     (301,000)
      Accounts payable and accrued
       expenses. . . . . . . . . . . . .       93,000
      Income taxes payable . . . . . . .                    128,000
     Decrease in:
      Prepaid and other. . . . . . . . .                     63,000
      Accounts payable and accrued
       expenses. . . . . . . . . . . . .                    (76,000)
      Income taxes payable . . . . . . .     (128,000)
  Net cash provided by (used in)
   operating activities. . . . . . . . .     (277,000)      545,000


Cash flows from investing activities:
  Purchase of:
   Properties and equipment. . . . . . .                    (13,000)
   Temporary cash investments. . . . . .                   (403,000)
  Proceeds from:
   Collection of note receivable,
    Providence and Worcester Railroad
    Company. . . . . . . . . . . . . . .      219,000       402,000
   Maturities of temporary cash
    investments. . . . . . . . . . . . .      203,000       200,000
  Net cash provided by investing
   activities. . . . . . . . . . . . . .      422,000       186,000


Cash used in financing activities,
  payment of dividends . . . . . . . . .     (300,000)     (550,000)


Increse (decrease) in cash and cash
  equivalents  . . . . . . . . . . . . .     (155,000)      181,000
Cash and cash equivalents, beginning . .      948,000       767,000
Cash and cash equivalents, ending  . . .    $ 793,000     $ 948,000


Supplemental disclosures, cash paid
  for income taxes . . . . . . . . . . .    $ 285,000     $ 130,000


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996


1. Basis of presentation and summary of significant accounting policies:

Basis of presentation and principles of consolidation:

The accompanying consolidated financial statements include the accounts of Capital Properties, Inc. (the Company) and its wholly-owned subsidiaries, Tri-State Displays, Inc. and Capital Terminal Company, which was incorporated in June 1996. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Description of business:

The Company operates in one business segment as a lessor of properties, an operator of adjacent public parking facilities principally in the Providence, Rhode Island area, and, since October 1996, a lessor of storage tanks and distributor of petroleum product at its petroleum storage facilities (the Facilities) in East Providence, Rhode Island. Effective January 1, 1998, the Company leased the public parking facilities which it previously operated.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of short-term uninsured repurchase agreements which the Company routinely purchases, totalled $568,000 at December 31, 1997.

Temporary cash investments:

The Company periodically invests its excess cash in United
States government and governmental agency obligations maturing in not more than one year.

Properties and equipment:

Properties and equipment are stated at cost. Depreciation is being provided by the straight-line method over the estimated useful lives of the respective assets.

The Company follows the provisions of Statement of Financial Accounting Standards (FAS) No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of) which requires that property and equipment held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value and the estimated fair value of the asset.

Income taxes:

The Company and its subsidiaries file a consolidated Federal income tax return.

Income taxes are provided based on income reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

Rental income:

The Company's properties leased to others are under operating leases. The Company reports rental income when earned under the operating method.

Certain of the Company's long-term land leases provide for scheduled rent increases over their remaining terms (26 to 146 years). In accordance with the provisions of FAS No. 13 (Accounting for Leases) and certain of its interpretations, the Company is recognizing rental income on the straight-line basis over the terms of the leases; however, the Company does not report as income that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.

New accounting pronouncements:

During 1997, FAS No. 128 (Earnings Per Share) was issued and has been implemented in the accompanying consolidated financial statements. The provisions of FAS No. 128 did not change the earnings per share amounts reported for previous interim or annual periods.

During 1997, FAS No. 130 (Reporting Comprehensive Income) and FAS No. 131 (Disclosures about Segments of an Enterprise and Related Information) were issued and are effective commencing January 1, 1998. FAS No. 130 establishes standards for reporting and display of comprehensive income and its components (income, expenses, gains and losses) in a full set of general purpose financial statements. FAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports and establishes standards for related disclosures about products and services, geographic areas and major customers. The Company believes that the adoption of FAS Nos. 130 and 131 will not have a material effect on its financial statements.

2. Property tax dispute with the City of Providence:

During 1995, the Company received notice of an increase in the assessed valuation of several of its parcels in Providence, Rhode Island. The increase in the assessment was not the result of a city-wide revaluation, pertained to 1995 and subsequent years and resulted in an annual increase in property taxes of $265,000. The Company filed appeals for 1995 and 1996 but elected to make property tax payments as due pending the outcome of the appeals. During the fourth quarter of 1996, the City of Providence (the City) reduced the assessed valuation on one of the parcels, resulting in an abatement of property taxes of $107,000 for 1995 and a reduction in the tax of $115,000 for 1996 and subsequent years. The Company is unable to determine if the remaining appeals will result in an abatement of the property taxes for 1995 and subsequent years.

On August 18, 1997, the Company received from the City real property tax bills for taxes assessed as of December 31, 1996 reflecting an unexpected 200% increase in the assessed valuation of a majority of the Company's parcels in the Capital Center area, resulting in an annual increase in property tax expense of approximately $1,370,000. This increase was not part of a city-wide revaluation.

On August 21, 1997, the Company received from the City real property tax bills purporting to assess taxes for assessment years ending December 31, 1990 through December 31, 1995, based upon a $42,000,000 retroactive increase in the assessed valuation of these same properties. These increases were not part of a city-wide revaluation. The aggregate amount of such taxes as billed is approximately $7,100,000, which amount did not include any interest. The Company believes that the change of assessments is related to the March 1997 Rhode Island Superior Court decision that determined a 1987 value for certain properties condemned by the State of Rhode Island in 1987 (see Note 11).

On October 14, 1997, the Company received from the City real property tax bills for the second quarter of 1997 indicating interest due on the 1996 assessment of $76,000 and interest due on the purported assessed taxes for the years 1990 through 1995 of $3,300,000. The City asserts that the parcels subject to the retroactive assessment were under-assessed in the prior assessment periods.

On February 19, 1998, the Company received notices from the City of tax sales of nine parcels scheduled to occur June 11, 1998.

The Company believes that the increased assessments for 1997 and prior periods are illegal and on August 27, 1997 filed a lawsuit against the City in the Rhode Island Superior Court, which is in the early stages of litigation.

The Company, upon consultation with counsel, believes that its position with respect to these assessments will be sustained; however, such proceedings can be protracted and costly, and there can be no assurance that the Company will be successful in having the 1997 increase or the retroactive assessments overturned. The failure of the Company to prevail in the proceedings contesting the retroactive assessments or to avoid the tax sales would have a material adverse effect on the Company's results of operations and financial condition and,while the Company believes, upon consultation with counsel, that the likelihood of such failure is remote, if a court were to require the Company to pay the retroactive assessments and related interest, the Company could be forced to seek the protection of the bankruptcy courts.

The Company is accruing for financial reporting purposes (and paying) property taxes based on the 1994 and 1995 assessed valuations while it pursues its lawsuit contesting the 1996 and 1997 increases and the retroactive assessments and its administrative appeals of the 1994 and 1995 assessments. Property tax expense reported on the accompanying consolidated statements of income and retained earnings totalled $782,000 and $744,000 for 1997 and 1996, respectively.


3. Properties and equipment:

      Properties on lease or held for lease,
      land and land improvements. . . . . .    $ 4,014,000

      Petroleum storage facilities:
        Land. . . . . . . . . . . . . . . .      2,125,000
        Buildings and structures. . . . . .        325,000
        Tanks and equipment . . . . . . . .      4,163,000
                                                 6,613,000
    	Parking garage:
       Land and land improvements . . . . .        162,000
       Building . . . . . . . . . . . . . .      2,500,000
                                                 2,662,000
    	Other:
       Land and land improvements . . . . .         30,000
       Equipment. . . . . . . . . . . . . .         96,000
                                                 	 126,000
                                                13,415,000
    	Less accumulated depreciation:
       Petroleum storage facilities . . . .      4,066,000
       Parking garage . . . . . . . . . . .        606,000
       Other. . . . . . . . . . . . . . . .         79,000
                                                 4,751,000
                                               $ 8,664,000


Effective January 1, 1998, the Company leased the parking garage under an operating lease.


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

The agreement further provided that the first $200,000 of any future prepayments would reduce the required monthly payments over the remaining term of the note. Thereafter, 50% of any additional prepayments will reduce the required monthly payments, and the balance will be applied to reduce the note in inverse order of maturity of the remaining principal payments. During 1996, Railroad made a voluntary prepayment of $200,000, which prepayment (together with the interest rate adjustment) results in a current monthly payment of principal and interest over the remaining eleven-year term in the amount of $53,000.

During 1995, the Company also entered into an agreement with Railroad releasing a portion of the collateral securing the note in exchange for the right to acquire Wilkesbarre Pier (the Pier) in East Providence, Rhode Island for the sum of $1, subject to Railroad's retaining the right to use the Pier for certain purposes. The Pier is used by the Company for the berthing of vessels that off-load petroleum products which are transported by pipeline to the Facilities.

In January 1998, the Company exercised its right and acquired the Pier (see Note 8).

The note is secured by a first mortgage on a significant portion of Railroad's operating right-of-way in Massachusetts, exclusive of the track structure (which includes rails, ties, fasteners and ballast). Due to the active railroad use of the collateral, the Company may not have immediate access thereto in the event of non-payment by Railroad. Based upon an independent appraisal, it is the opinion of management that the collateral is of sufficient value to satisfy the obligation of Railroad in the event of a default.

On February 17, 1998, Railroad filed a Form S-1 Registration Statement with the Securities and Exchange Commission to sell an additional 1,000,000 shares of common stock. The Registration Statement sets forth that a portion of the funds to be raised will be used to prepay in full its note to the Company. It is anticipated that this payment will be made on or before March 31, 1998.


5. Other receivables:

       Rentals, principally tenant property
         tax reimbursements (see Note 6). . . . .   $183,000
       Arbitration award (see Note 8) . . . . . .    110,000
       Income taxes	. . . . . . . . . . . . . . .    152,000
       Interest, Providence and Worcester
         Railroad Company . . . . . . . . . . . .     33,000
    	  Property tax abatement (see Note 2). . . .     32,000
    	  Other. . . . . . . . . . . . . . . . . . .     12,000
                                                    $522,000

6. Description of leasing arrangements:

At December 31, 1997, the Company had entered into long-term land leases for three separate land parcels. One lease was amended in May 1997, extending the term thereof from 2092 to 2142, with no change in the rents due under the original term of the lease, and rents for the extended period to be calculated in accordance with the formulas set forth for the original term. The Company also leases various parcels of land principally for outdoor advertising for remaining terms of up to 26 years and surface parking for terms of 2 years.

For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149-year terms of the leases) amounted to $10,739,000 through December 31, 1997. Management has concluded that a portion of the excess of straight-line over contractual rentals ($452,000 at December 31, 1997) is realizable when payable over the terms of the leases.

Several leases provide that the tenants reimburse the Company for property taxes, which amounts are excluded from rental income and expenses applicable to rental income on the accompanying consolidated statements of income and retained earnings. These reimbursements were as follows:


                                         1997       1996

   		Petroleum storage facilities . .  $  -0-     $ 90,000
 		  Other. . . . . . . . . . . . . .   348,000    260,000
                                       $348,000   $350,000


Minimum future contractual rental payments to be received from noncancellable leases as of December 31, 1997 are:

	      	Year ending December 31,
               	1998. . . . . . .	      	$  1,218,000
               	1999. . . . . . .		         1,273,000
               	2000. . . . . . .           1,360,000
               	2001. . . . . . .           1,380,000
               	2002. . . . . . .           1,480,000
               	2003 to 2142. . .  	     	   	814,000
                                        	$191,525,000

Rental income from tenants as a percentage of the Company's total rental income was as follows:

             	Tenant   		  1997     	  1996
 	               A	        31.1%    	  28.4%
                 B		       21.1	       18.5
                 C		       19.2        17.8
                 D		       18.3	       16.8
                 E		       10.3         9.5
                 Other                  9.0
                          100.0%	     100.0%


In the event of tenant default, the Company has the right to reclaim its leased assets together with any improvements thereon.


7. Income taxes:

A reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:

                                          1997      1996
  	Computed "expected" tax expense. .  $ 41,000	  $189,000
    Increase (decrease) in taxes
     resulting from:
	    State income tax, net of
       Federal income tax benefit . .    11,000     37,000
	    Other. . . . . . . . . . . . . .    12,000     (1,000)
                                       $ 64,000   $225,000


Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at December 31, 1997 were as follows:

   		Gross deferred tax liabilities:
       Property having a financial statement
        basis in excess of its tax basis. . .     $1,302,000
       Accrued rental income. . . . . . . . .        181,000
                                                   1,483,000
 	  	Gross deferred tax assets, principally
       professional fees in connection with
       condemnation case (see Note 11).	. . .       (197,000)
                                                 	$1,286,000

8. Petroleum storage facilities:

Termination of lease and arbitration:

The Company's Facilities were leased to an operator (the
Operator) from October 1, 1991 through September 30, 1996 at an annual rental of $183,000 plus reimbursement of property taxes (approximately $90,000 annually).

In 1994, a leak was discovered in a 25,000 barrel storage tank at the Facilities which allowed the escape of a small amount of fuel oil. The tank was emptied and all required notices were made to the appropriate environmental agency (the Agency). To date, monitoring wells have shown no ground water contamination, and the leak has been contained in the soil under the tank. The Company's engineering consultants (the Consultants) are working with the Agency to determine the extent of remediation. The Consultants proposed several acceptable options and determined a range of estimated costs (including professional fees) to be $27,000 (for the capping of the contaminated area) to $383,000 (for the complete removal of the contaminated soil and its off-site disposal). The Agency has advised the Company that it will accept the capping of the contaminated area as an appropriate remediation measure, subject to the placement of a notice on the Company's deed describing the location of the contaminated area.

During 1995, the Operator informed the Company of the erosion of a slope and damage to a retaining wall which caused the washing away of several tons of soil. The Consultants proposed several options and determined a range of estimated costs (including professional fees) to be $15,000 (to repair the eroded channel) to $136,000 (to include the replacement of the retaining wall).

In 1995, the Company provided for the estimated costs to remediate the contaminated soil and repair the eroded channel by reporting a liability and a corresponding receivable from the Operator for $42,000. In 1996, the Company paid $15,000 to repair the eroded channel, which amount reduced the reported liability to $27,000.

Management is of the opinion that the terms of the lease not only made the Operator solely responsible for the payment of all costs to remediate the contaminated soil and to repair the erosion of the slope and retaining wall, but also required the Operator to return the Facilities at the termination of the lease in a condition substantially the same as when the Operator took possession. After the Operator vacated the Facilities and emptied the tanks, the Company inspected the Facilities and determined that one of the tanks had a structural failure. The Company repaired the tank at a cost of $65,000, which amount was included in expenses applicable to rental income on the accompanying consolidated statement of income and retained earnings for 1996.

Since 1985, the Company had been a party to an agreement (the Pier Operating Agreement) covering the operation and maintenance of the Pier which was owned by Railroad. The Pier, which is connected by two petroleum pipelines to the Company's Facilities, is integral to the operation of the
Facilities.   In 1991, the Pier Operating Agreement was
amended by the parties then subject to it, which were the Company, Railroad and two oil companies. The Pier Operating Agreement provided that the parties would share the annual cost of operating and maintaining the Pier based on their relative usage of the Pier as measured by vessel berthing hours.

Commencing in 1991, Railroad had notified the parties on a periodic basis of the need for several significant repair, maintenance and dredging projects to the Pier and attempted to obtain agreement among the parties to proceed with such repairs. In 1996, Railroad notified the parties that the estimated cost of the projects totalled approximately $1,100,000 and requested the parties to consent to its undertaking such projects. All of the Company's responsibilities and obligations under the Pier Operating Agreement were assumed by the Operator in accordance with the terms of its lease. Although the Operator paid for certain on-going operating costs, it did not agree that it was responsible for any portion of the costs of the projects identified by Railroad.

Because the Operator did not accept responsibility for any of the aforementioned costs, the Company initiated arbitration proceedings in accordance with the lease. In the arbitration proceedings, the Operator again denied responsibility and set forth counterclaims asserting that it was entitled to recover $96,000 plus interest from the Company for operating expenses. The Company denied any liability in connection with the counterclaims.

In August 1997, the arbitrator awarded the Company $184,000 with respect to all claims. The Operator paid the Company $74,000 but challenged the disposition of the remaining portion of the award relating to the soil remediation by appealing the award to the Rhode Island Superior Court. In its appeal the Operator demands that the Agency be joined as a party and the unpaid funds be expended only in connection with a remediation plan approved by the Agency. The Company contends that there was no restriction on its use of the funds. The Company expects to resolve this issue and receive payment in the second quarter of 1998.

The Company has recorded the arbitration award in the accompanying consolidated statement of income and retained earnings for 1997 as follows:

         Award	. . . . . .  . . . . . . . . 	  $184,000
         Application against receivable	. .     (42,000)
         Amount payable to Operator for
          refund of 1996 property tax paid
          in advance. . . . . . . . . . . .     (22,000)
                                               $120,000

Wilkesbarre Pier:

In October 1997, Railroad was notified by one of the two oil companies party to the Pier Operating Agreement (the Withdrawing Company) that the Withdrawing Company was withdrawing from the Pier Operating Agreement on April 1, 1998 and that it would no longer be using the Pier after December 31, 1997. The other oil company had previously discontinued utilizing the Pier but never withdrew from the Pier Operating Agreement.

In December 1997, Railroad and the Withdrawing Company entered into a new agreement (New Agreement) whereby the Withdrawing Company agrees to pay annual minimum fees for five years commencing January 1, 1998, which range from $185,000 to $235,000. Under the terms of the New Agreement, the owner of the Pier is not required to make any repairs to the Pier. The New Agreement may be terminated by the Withdrawing Company upon ninety days' notice only in the event of a failure of a component of the Pier that the owner does not repair.

Of the maintenance, repair and dredging projects estimated by Railroad in 1996 to cost approximately $1,100,000, one of the projects was completed in 1997 at a cost of $130,000, of which the Company's share was $15,000.

In January 1998, the Company exercised its right to acquire the Pier from Railroad for $1 (see Note 4), and Railroad assigned its rights under the New Agreement to the Company.

The Company believes that the remaining projects proposed by Railroad are no longer necessary in light of the Company's planned operation of the Pier.

Pipeline rights:

A trust for the benefit of the Company's controlling shareholder (the Trust) was party to an agreement (the Pipeline Agreement) with respect to the use of the two petroleum pipelines which connect the Pier to the Facilities. Since February 1983, the Company and any operator of its Facilities have had the right to use the pipelines for the transportation of petroleum products in consideration for which the Company assumed all of the Trust's obligations for repair and maintenance under the Pipeline Agreement and agreed to pay to the Trust a fee based upon the number of barrels of product transported through the pipelines. The fee was subject to adjustment as of October 1 of each year to reflect changes in the Consumer Price Index (1967=100). For the twelve month period ending September 30, 1997, the Company paid $20,000 to the Trust and was not required to make any payment with respect to maintenance and other expenses.

In December 1997, the Trust entered into an agreement with the Withdrawing Company which owns the two petroleum pipelines, whereby the Withdrawing Company released the Trust from liability in connection with the pipelines for any costs incurred to date by the Withdrawing Company, and the Trust would only be responsible in the future for its proportionate share of a repair or replacement to the pipelines in excess of $25,000.

The Company had the option to purchase the rights of the Trust under the Pipeline Agreement and exercised its option in January 1998, acquiring all rights of the Trust for $50,000.


9. Commitments and contingencies:

The Company leases certain properties under noncancellable leases which expire at various dates to 2005. In most cases, management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Rent expense amounted to $96,000 and $93,000 in 1997 and 1996, respectively. Future minimum lease payments under noncancellable leases at December 31, 1996 are as follows:
1998, $49,000; 1999, $40,000; 2000, $26,000; 2001, $17,000,
2002, $12,000 and thereafter, $43,000.

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


10.Stock split:

In May 1997, the Company's Board of Directors declared a three-for-one split of the Company's common stock (effected in the form of a 200% stock dividend) which was paid on June 16, 1997. To permit the split, the Company's articles of incorporation were restated to increase the number of authorized common shares, $1 par value, from 1,000,000 to 3,000,000 shares. To account for the split, the Company transferred $2,000,000 from capital in excess of par to common stock on the accompanying consolidated balance sheet.


11.Pending litigation:

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

In May 1997, the Superior Court entered final judgment awarding condemnation proceeds of $6,101,000 in favor of the Company and interest on the judgment through that date of $4,552,000. The State has filed an appeal with the Rhode Island Supreme Court. Interest is accruing on the judgment. The Company expects the matter to be heard by the Supreme Court in April 1998. The Company cannot now determine what amount, if any, will be finally awarded beyond that already paid at the time of condemnation. Under the aforementioned agreement, the Company may be required to return to the State a portion of any award.


12.Fair value of financial instruments:

The carrying amounts of the Company's financial instruments approximate their fair values at December 31, 1997, due to the short maturities of cash and cash equivalents, note receivable, Providence and Worcester Railroad Company, other receivables and accounts payable and accrued expenses.

Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Certified Public Accounts/Business Consultants



INDEPENDENT AUDITORS'S REPORT



Board of Directors
Capital Properties, Inc.
Providence, Rhode Island

We have audited the accompanying consolidated balance sheet of Capital Properties, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income and retained earnings and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


              /s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

March 18, 1998



10 Weybosset Street * Providence, Rhode Island 02093 *
Tel (401) 421-4800 * 1-800-927-LGCD * Fax (401) 421-0643

                      DIRECTORS AND OFFICERS

                    OF CAPITAL PROPERTIES, INC.

Robert H. Eder, Director          Chairman of Capital Properties,
    Chairman                      Inc.

Ronald P. Chrzanowski, Director   President of Capital
   	President                     Properties, Inc.

Barbara J. Dreyer, Treasurer	     Treasurer of Capital
                                  Properties, Inc.

Edwin G. Torrance, Secretary      Retired Attorney
                                  Hinckley, Allen & Snyder

Stephen J. Carlotti, Assistant    Attorney, Hinckley, Allen &
   Secretary                      Snyder
                                  Providence, Rhode Island

James H. Dodge, Director	         Chairman of Providence Energy
       		                         Corporation
                                  Providence, Rhode Island

Harold J. Harris, Director	       President of Wm. H. Harris,
                                  Inc.(Retailer)
                                  Providence, Rhode Island

Henry S. Woodbridge, Jr.,         Consultant
     Director                     Pomfret, Connecticut


TRANSFER AGENT	                   INDEPENDENT AUDITORS

American Stock Transfer &         Lefkowitz, Garfinkel, Champi &
& Trust Company                   DeRienzo P.C.
40 Wall Street                    10 Weybosset Street
New York, New York  10005         Providence, Rhode Island  02903



               MARKET FOR THE COMPANY'S COMMON STOCK


                               AND


                 RELATED SECURITY HOLDER MATTERS


Since June 1997, the Company's common stock has been traded on the American Stock Exchange, symbol "CPI." Prior to that date, the Company's common stock was traded on the Boston Stock
Exchange. The following table shows the high and low trading prices for the Company's common stock during the quarterly periods indicated, as obtained from the American Stock Exchange and the Boston Stock Exchange, together with dividends paid per share during such periods. The prices have been restated to reflect the 3-for-1 stock split in June 1997.


                          Trading Prices      Dividends
                         High          Low       Paid

     1997
     1st Quarter         4  1/4    2  7/8        .00
     2nd Quarter         6  1/4    3 15/16       .05
     3rd Quarter         6  5/8    5  1/2        .00
     4th Quarter         6  7/8    6             .05


     1996
     1st Quarter         3         2 11/16       .00
     2nd Quarter         2 15/16   2  3/4        .05
     3rd Quarter         2 13/16   2 11/16       .00
     4th Quarter         3         2  3/4        .13



At March 2, 1998 there were 478 holders of record of the Company's common stock.

                        EXHIBIT 21

             CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

                     SUBSIDIARIES OF THE ISSUER

                        (AS OF MARCH 2, 1998)

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

                                   CAPITAL PROPERTIES, INC.


                                   By /s/Ronald P. Chrzanowski
                                     Ronald P. Chrzanowski
                                     President and Principal
                                     Executive Officer
Dated:  March 26, 1998




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature



/s/Robert H. Eder								                   March 25, 1998
Robert H. Eder
Chairman and Director


/s/Ronald P. Chrzanowski  						            March 26, 1998
Ronald P. Chrzanowski
President and Director
(Principal Executive Officer)


/s/ Barbara J. Dreyer     						            March 26, 1998
Barbara J. Dreyer
Treasurer, Principal Financial
 Officer and Principal
 Accounting Officer


/s/Harold J. Harris       						            March 26, 1998
Harold J. Harris, Director
