Form 10QSB
period 1998-03-31
CAPITAL PROPERTIES INC /RI/
filed 1998-05-13
CIK 202947

U.S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.    20549

                           FORM 10-QSB


  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES 	EXCHANGE ACT OF 1934
	     For the quarterly period ended March 31, 1998

     	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
      EXCHANGE 	ACT
	     For the transition period from           to

      Commission File Number      0-3960

              				CAPITAL PROPERTIES, INC.
      (Exact Name of Small Business Issuer as specified in its Charter)

    		Rhode Island			                   	05-0386287
	    (State or other jurisdiction of  			(I.R.S. Employer
     incorporation or organization)      Identification No.)

       100  Dexter Road, East Providence, Rhode Island 02914
          			(Address of principal executive offices)

     Issuer's telephone number  	401-435-7171
   		Issuer's Fax number  40l-435-7179


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

As of May 13, 1998, the registrant had 3,000,000 shares of common stock outstanding.

Transitional small business disclosure format (check one).
YES_____    NO      X     .

                            PART  I

Item 1.  Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 1998
(Unaudited)

ASSETS

Properties and equipment (net of accumulated
   depreciation)                                  		$	8,674,000
Cash and cash equivalents			                          4,755,000
Other receivables		                                    	492,000
Accrued rental income		     	                           453,000
Prepaid and other			                                    321,000
                                                   	$14,695,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes	                               	$  	579,000
     Other                                       	      	88,000
   Deferred income taxes                         		  	1,262,000
                                               	     	1,929,000

Contingencies (Note 3)

Shareholders' equity:
   Common stock, $1 par; authorized, issued and
     and outstanding 3,000,000 shares	             	 	3,000,000
   Capital in excess of par		                        	8,828,000
   Retained earnings	                                	 	938,000
                                             	      	12,766,000
                                                   	$14,695,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)

                                                  		1998	 	     1997

Income:
	Rentals, including garage and surface parking
		revenues in 1997 of $120,000                 		$	438,000  	$	507,000
	Petroleum storage facilities, net of cost of
  product	sold (1998, $62,000; 1997, $20,000)		    	50,000	     	4,000
	Interest:
		Providence and Worcester Railroad Company     		 	98,000  		 104,000
		Other		                                           	9,000      	9,000
                                                 		595,000	   	624,000

Expenses:
	Expenses applicable to:
		Rental income, including garage and surface
			parking expenses in 1997 of $190,000		         	249,000     285,000
		Petroleum storage facilities		                  	177,000	   	135,000
	General and administrative		   	                  355,000   		174,000
					                                              781,000	   	594,000

Income (loss) before income taxes		              	(186,000)    	30,000

Income taxes (benefit)	                           	(68,000)	   	14,000

Net income (loss)                             		$	(118,000)  	$	16,000


Basic earnings (loss) per common share		          	$ (.04)    		$  .01

Dividends per common share                    		   $  -0-		    	$  -0-



See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)

  				                                                1998 	    		1997

Cash flows from operating activities:
	Net income (loss)	                               	$	(118,000) 	$ 	16,000
	Adjustments to reconcile net income (loss) to net
		cash provided by (used in) operating activities:
 			Depreciation	                                    		86,000    		91,000
	 		Deferred income taxes                          			(24,000)	  	(11,000)
 			Other, principally net changes in other
	 			receivables, prepaids, accounts payable and
		 		accrued expenses		                              	121,000	  	(369,000)
	Net cash provided by (used in) operating activities			65,000	  	(273,000)


Cash flows from investing activities:
	Purchase of properties and equipment	              		(96,000)
	Proceeds from:
		Collection of note receivable, Providence and
		  Worcester Railroad Company	                    	3,993,000	    	53,000
		Maturity of temporary cash investments				                    	 203,000
	Net cash provided by investing activities		       	3,897,000	  	 256,000


Increase (decrease) in cash and cash equivalents		 	3,962,000	   	(17,000)
Cash and cash equivalents, beginning		                793,000	   	948,000
Cash and cash equivalents, ending	                	$4,755,000	  $	931,000



Supplemental disclosure, cash paid for income taxes		$ -0-	     	$	30,000


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)


1.  Basis of presentation:

The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three ended March 31, 1998 and 1997.

Commencing January 1, 1998, the Company leased under operating leases its garage and surface parking properties previously operated by the Company. Accordingly, the Company has reclassified the accompanying consolidated statement of income for 1997 to include in rental income and expense amounts previously reported as garage and surface parking.

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

On February 19, 1998, the Company received notices from the City of tax sales of nine parcels scheduled to occur June 11, 1998. On April 29, 1998, the City informed the Company that the City had cancelled the tax sales.

The Company believes that the increased assessments for 1997 and prior periods are illegal and on August 27, 1997 filed a lawsuit against the City in the Rhode Island Superior Court, which is expected to be tried in the second half of 1998.

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

The Company is accruing for financial reporting purposes (and paying) property taxes based on the 1994 and 1995 assessed valuations while it pursues its lawsuit contesting the 1996 and 1997 increases and the retroactive assessments and its administrative appeals of the 1994 and 1995 assessments. Property tax expense reported on the accompanying consolidated statements of income (loss) totalled $225,000 and $211,000 for 1998 and 1997, respectively.


4. Note receivable, Providence and Worcester Railroad Company:

In 1988, in accordance with a plan of distribution, the Company transferred the ownership of Providence and Worcester Railroad Company (Railroad) to the Company's shareholders. The Company and Railroad have a common controlling shareholder. As part of the plan, the Company received a promissory note in the amount of $9,377,000 payable over a period of twenty years with interest at 12% per year (reduced to 10% in 1995), prepayable at any time without penalty. On March 30, 1998, Railroad prepaid the note in full.

5. Properties and equipment:

     	Properties on lease or held for lease:
	      Land and land improvements	             	$	4,123,000
    	  Building	                               	 	2,500,000
                                               			6,623,000
     	Petroleum storage facilities:
       Land		                                    	2,175,000
   	   Buildings and structures		                  	325,000
   	   Tanks and equipment	                     		4,178,000
                                               			6,678,000
     	Other:
   	   Land and land improvements		                	126,000
   	   Equipment		                              	    84,000
                                                	 	 210,000
                                                	13,511,000
     	Less accumulated depreciation:
   	   Petroleum storage facilities	            		4,135,000
   	   Other		                                      702,000
                                             	 	  4,837,000
                                               	$	8,674,000

6. Other receivables:

     	Rentals, principally tenant property
       tax reimbursements	                       	$	174,000
     	Arbitration award	                          		110,000
     	Income taxes		                                195,000
     	Other                                       			13,000
                                                 	$	492,000

7. Description of leasing arrangements:

At March 31, 1998, the Company had entered into long-term land leases for four separate land parcels, one of which will not commence until construction begins which is anticipated before year-end. Another lease was amended in May 1997, extending the term thereof from 2092 to 2142, with no change in the rents due under the original term of the lease, and rents for the extended period to be calculated in accordance with the formulas set forth for the original term. The Company also leases various parcels principally for outdoor advertising for remaining terms of up to 26 years and parking for terms of 2 years.

For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149-year terms of the leases) amounted to $10,957,000 through March 31, 1998. Management has concluded that a portion of the excess of straight-line over contractual rentals ($453,000 at March 31, 1998) is realizable when payable over the terms of the leases.

8. Income taxes:

Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at March 31, 1998 were as follows:

    		Gross deferred tax liabilities:
  		   Property having a financial statement basis
		      in excess of its tax basis		                   $1,275,000
		     Accrued rental income	                      	      181,000
	                                                      	1,456,000

  	  	Gross deferred tax assets, principally
       professional fees in connection with
       condemnation case		                               (194,000)
                                                 	     $1,262,000


9.   Petroleum storage facilities:

Termination of lease and arbitration:

The Company's petroleum storage facilities (the Facilities) were leased to an operator (the Operator) from October 1, 1991 through September 30, 1996 at an annual rental of $183,000
plus reimbursement of property taxes (approximately $90,000 annually).

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

Commencing in 1991, Railroad notified the parties on a periodic basis of the need for several significant repair, maintenance and dredging projects to the Pier and attempted to obtain agreement among the parties to proceed with such repairs. In 1996, Railroad notified the parties that the estimated cost of the projects totalled approximately
$1,100,000 and requested the parties to consent to its undertaking such projects. All of the Company's responsibilities and obligations under the Pier Operating
Agreement were assumed by the Operator in accordance with the terms of its lease. Although the Operator paid for certain on-going operating costs, it did not agree that it was responsible for any portion of the costs of the projects identified by Railroad.

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

Wilkesbarre Pier:

	In October 1997, Railroad was notified by one of the two oil companies party to the Pier Operating Agreement (the
Withdrawing Company) that the Withdrawing Company was with-drawing from the Pier Operating Agreement on April 1, 1998 and that it would no longer be using the Pier after December 31, 1997. The other oil company had previously discontinued utilizing the Pier but never withdrew from the Pier Operating
Agreement.

In December 1997, Railroad and the Withdrawing Company entered into a new agreement (New Agreement) whereby the Withdrawing
Company agrees to pay in monthly installments annual minimum fees for five years commencing January 1, 1998, which range from $185,000 to $235,000. Under the terms of the New
Agreement, the owner of the Pier is not required to make any repairs to the Pier. The New Agreement may be terminated by the Withdrawing Company upon ninety days' notice only in the event of a failure of a component of the Pier that the owner does not repair.

Of the maintenance, repair and dredging projects estimated by Railroad in 1996 to cost approximately $1,100,000, one of the projects was completed in 1997 at a cost of $130,000, of which the Company's share was $15,000.

In 1995, the Company and Railroad entered into an agreement which, among other provisions, gave the Company the right to acquire the Pier for $1. In January 1998, the Company exercised its right and acquired the Pier; and Railroad assigned its rights under the New Agreement to the Company.

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

In December 1997, the Trust entered into an agreement with the Withdrawing Company which owns the two petroleum pipelines, whereby the Withdrawing Company released the Trust from liability in connection with the pipelines for any costs incurred to date by the Withdrawing Company. Pursuant to said agreement, the Trust will only be responsible in the future for its proportionate share of a repair or replacement to the pipelines in excess of $25,000.

The Company had the option to purchase the rights of the Trust under the Pipeline Agreement and exercised its option in January 1998, acquiring all rights of the Trust for $50,000, which amount is included in properties and equipment on the accompanying consolidated balance sheet.


10.  Stock split:

In May 1997, the Company's Board of Directors declared a three-for-one split of the Company's common stock (effected in the form of a 200% stock dividend) which was paid on June 16, 1997. To permit the split, the Company's articles of incorporation were restated to increase the number of authorized common shares, $1 par value, from 1,000,000 to 3,000,000 shares.


11.	Pending litigation:

In connection with the River Relocation Project, in 1987 the State of Rhode Island condemned a portion of the Company's property. On January 16, 1987, the Company entered into an Agreement with the State of Rhode Island (the 1987 Agreement) relating to the State's obligation with respect to the condemnation. In November 1987, the State paid a condemnation award of $2,600,000. Under the 1987 Agreement, the Company purchased another parcel of land from the State and was required to return to the State a portion of the condemnation award.

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

In May 1997, the Superior Court entered final judgment awarding additional condemnation proceeds of $6,101,000 in favor of the Company and interest on the judgment through that date of $4,552,000. The State filed an appeal with the Supreme Court. The matter was argued before the Supreme Court on April 8, 1998. On April 17, 1998, the Supreme Court entered an order affirming the judgment of the Superior Court.
Interest is accruing on the judgment. The Supreme Court expressly stated that its decision was "without prejudice to any party seeking to enforce any contractual obligations that may be implicated by the enforcement of the Judgment."

Under the 1987 Agreement, the Company may be required to return to the State a portion of the award. Because the State and the Company may disagree concerning their respective obligations under the 1987 Agreement, the Company and its counsel are currently reviewing the 1987 Agreement to determine the amount, if any to be included in the Company's second quarter financial statements as a result of the Court's judgment.


CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial condition:

In 1988, in accordance with a plan of distribution, the Company transferred the ownership of Providence and Worcester Railroad
Company (Railroad) to the Company's shareholders. The Company and Railroad have a common controlling shareholder. As part of the plan, the Company received a promissory note in the amount of $9,377,000 payable over a period of twenty years with interest at 12% per year (reduced to 10% in 1995), prepayable at any time without penalty. On March 30, 1998, Railroad prepaid the note in full. The Company has invested the proceeds while management is evaluating ways to use the proceeds to maximize shareholder value. However, the Company anticipates that it will not be able to invest the proceeds at rates comparable to the interest rate formerly paid by Railroad.

The Company's principal assets consist of land, a public parking garage, petroleum storage facilities and outdoor advertising sites.  A significant portion of the land consists of
approximately 20.5 acres, including 1.9 acres of air rights, in downtown Providence, Rhode Island, held for development.  At
March 31, 1998, the Company had entered into long-term land
leases for four separate land parcels, one of which will not commence until construction begins, which is anticipated before year-end.  Another lease was amended in May 1997, extending the term thereof from 2092 to 2142, with no change in the rents due under the original term of the lease, and rents for the extended period to be calculated in accordance with the formulas set forth
for the original term.   The Company also leases various parcels
of land principally for outdoor advertising for remaining terms of up to 26 years and surface parking for terms of 2 years.

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

On February 19, 1998, the Company received notices from the City of tax sales of nine parcels scheduled to occur June 11, 1998.
On April 29, 1998, the City informed the Company that the City had cancelled the tax sales.

The Company believes that the increased assessments for 1997 and prior periods are illegal and on August 27, 1997 filed a lawsuit against the City in the Rhode Island Superior Court, which is expected to be tried in the second half of 1998.

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

In connection with the River Relocation Project, in 1987 the State of Rhode Island condemned a portion of the Company's property. On January 16, 1987, the Company entered into an Agreement with the State of Rhode Island (the 1987 Agreement) relating to the State's obligation with respect to the condemnation.
In November 1987, the State paid a condemnation award of $2,600,000.
Under the 1987 Agreement, the Company purchased another parcel of land from the State and was required to return to the State a portion of the condemnation award.

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

In May 1997, the Superior Court entered final judgment awarding additional condemnation proceeds of $6,101,000 in favor of the Company and interest on the judgment through that date of $4,552,000. The
State filed an appeal with the Supreme Court. The matter was argued before the Supreme Court on April 8, 1998. On April 17,
1998, the Supreme Court entered an order affirming the judgment of the Superior Court. Interest is accruing on the judgment.
The Supreme Court expressly stated that its decision was "without prejudice to any party seeking to enforce any contractual obligations that may be implicated by the enforcement of the Judgment."

Under the 1987 Agreement, the Company may be required to return to the State a portion of the award. Because the State and the Company may disagree concerning their respective obligations under the 1987
Agreement, the Company and its counsel are currently reviewing the 1987 Agreement to determine the amount, if any, to be included in the Company's second quarter financial statements as as a result of the Court's judgment.

The Company manages its exposure to future contamination, cleanup or similar costs associated with the petroleum storage facilities through its adherence to established procedures for operations and equipment maintenance. In addition, the Company maintains what it believes to be adequate levels of insurance.

During 1997, FAS No. 130 (Reporting Comprehensive Income) and FAS
No. 131 (Disclosures about Segments of an Enterprise and Related
Information) were issued and are effective for the year 1998.
FAS No. 130 establishes standards for reporting and display of comprehensive income and its components (income, expenses, gains and losses) in a full set of general purpose financial statements. The Company does not have any components of comprehensive income. FAS No. 131 establishes standards for the way public companies report information about operating segments and requires that those companies report selected information about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. The Company presently operates in one business segment as a lessor of properties principally in the Providence, Rhode Island area.

Certain portions of this report, and particularly the Management's Discussion and Analysis of Financial Condition and
Results of Operations and the Notes to Consolidated Financial
Statements, contain forward-looking statements which represent the Company's expectations or beliefs concerning future events.
The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the collectibility of the accrued rental income when due over the terms of the long-term land leases; changes in economic conditions that may affect either the current or future development on the Company's parcels; the final outcome of the condemnation litigation; the resolution of the property tax litigation with the City; and exposure to future contamination, cleanup or similar costs associated with the operation of the petroleum storage facilities.


Results of operations:

For the three months ended March 31, 1998, total revenue decreased approximately 5% from the 1997 level.

The decrease in rental income was offset in part by a decrease in expenses applicable to rental income resulting principally from certain direct expenses in connection with the garage and surface parking facilities previously operated by the Company which are now under lease.

The increase in revenue from petroleum storage facilities results principally from fees received under the Company's New Agreement in connection with the Wilkesbarre Pier. (See Note 9 to the accompanying consolidated financial statements.) The increase in expenses applicable to petroleum storage facilities results principally from increased insurance costs.

The increase in general and administrative expenses results principally from an increase in payroll and related costs due to an increased number of employees and from an increase in legal and professional fees.


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

                		(b)  Leases  between  Metropark,  Ltd. and Issuer:
                     		(i)  Dated as of December 1, 1997 (incorporated by
                       reference to Exhibit 10(b)(i) to the Issuer's
                       annual report on Form 10-KSB for the year ended
                       December 31, 1997).
                     		(ii)  Dated as of December 1, 1997 (incorporated by
                       reference to Exhibit 10(b)(ii) to the Issuer's
                       annual report on Form 10-KSB for the year ended
                       December 31, 1997).
                     		(iii)  Dated  November 6, 1996 (incorporated by
                       reference to Exhibit 10(c)(i) to the Issuer's
                       annual report on Form 10-KSB for the year ended
                       December 31, 1996).

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed for the quarter ended March 31, 1998.


                               SIGNATURE


     	In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          	CAPITAL PROPERTIES, INC.


                                     						By	/s/ Ronald P. Chrzanowski
                                   						     Ronald P. Chrzanowski,
                                              President


                                     						By	/s/ Barbara J. Dreyer
                                   						     Barbara J. Dreyer, Treasurer
                                              and Principal Financial Officer



DATED:  May 13, 1998



