Form 10QSB
period 1998-06-30
CAPITAL PROPERTIES INC /RI/
filed 1998-08-11
CIK 202947

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549


                                FORM 10-QSB


  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     	EXCHANGE ACT OF 1934
     	For the quarterly period ended June  30, 1998

     	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE	EXCHANGE ACT
     	For the transition period from           to

      Commission File Number      0-3960

                     				CAPITAL PROPERTIES, INC.
     (Exact Name of Small Business Issuer as specified in its Charter)

         		Rhode Island			  		                   	05-0386287
    (State or other jurisdiction of  		(I.R.S. Employer  Identification No.)
    incorporation or organization)


              	100 Dexter Road, 				East Providence, RI   02914
             	 		(Address of principal executive offices)


Issuer's telephone number  	401-435-7171			Issuer's Fax number  40l-435-7179



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

As of August 10, 1998, the registrant had 3,000,000 shares of common stock outstanding.

Transitional small business disclosure format (check one).  YES_____ NO  X     .

                              PART  I


Item 1.  Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE  30, 1998
(Unaudited)

ASSETS

Properties and equipment (net of accumulated depreciation)		$	8,588,000
Cash and cash equivalents		                                  	4,908,000
Other receivables, principally tenant property tax
  reimbursements		                                             	144,000
Accrued rental income		                                       	 472,000
Prepaid and other			                                            374,000
                                                           	$14,486,000


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses:
   Property taxes	                                         	$  	552,000
   Other	                                                      	144,000
  Deferred income taxes		                                    	1,253,000
                                                    	        	1,949,000

Contingencies (Note 3) and commitment (Note 11)

Shareholders' equity:
  Common stock, $1 par; authorized, issued and
   and outstanding 3,000,000 shares		                       	3,000,000
  Capital in excess of par	                               	 	8,828,000
  Retained earnings	                                          	709,000
                                                    	      	12,537,000
                                                          	$14,486,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	                              Three Months Ended       	Six Months Ended
  	                                   June 30                 June 30
     	                           1998       1997    	     1998       1997
Income:
	Rentals, including garage and
		surface parking revenues in
  1997	of $142,000 and
		$262,000, respectively      	$479,000  	$544,000   	$ 	917,000 		$1,051,000
	Petroleum storage facilities,
  net of cost of product sold			112,000	    	3,000     		162,000	      	7,000
	Interest:
		Providence and Worcester
			Railroad Company		   		                	103,000       	98,000     	207,000
		Other		                       	52,000	  	  9,000       	61,000	      18,000
                               	643,000  		659,000	   	1,238,000	  	1,283,000

Expenses:
	Expenses applicable to:
		Rental income, including
   garage and	surface parking
   expenses in 1997
			of $186,000 and $376,000,
			respectively		              	257,000  		291,000      	506,000     	576,000
		Petroleum storage facilities		201,000	  	138,000	     	378,000	    	273,000
	General and administrative		   328,000    300,000 	    	683,000      474,000
                           					786,000   	729,000   		1,567,000	  	1,323,000

Loss before income taxes		    	(143,000)  	(70,000)    	(329,000) 	   (40,000)

Income taxes (benefit)       			(57,000)	 	(12,000)   		(125,000)	     	2,000

Net loss	                     	$(86,000)	$	(58,000)	   $(204,000)  	$ (42,000)


Basic loss per common share	   	$(.03)	    $(.02)	       $(.07)	      $(.01)
Dividends per common share    		$	.05	     $ .05	        $ .05	       $	.05

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)

                                                         1998  	    1997

Cash flows from operating activities:
	Net loss	                                          	$	(204,000)  	$	(42,000)
	Adjustments to reconcile net loss to net cash
		provided by (used in) operating activities:
 			Depreciation		                                     	174,000    		181,000
				Deferred income taxes		                            	(33,000)	   	(27,000)
				Other, principally net changes in other
					receivables, accounts payable and
					accrued expenses		                                	433,000	   	(422,000)
		Net cash provided by (used in) operating
			activities		                                        	370,000	   	(310,000)


Cash flows from investing activities:
		Purchase of properties and equipment               			(98,000)
		Proceeds from:
			Collection of note receivable, Providence and
				Worcester Railroad Company	                     		3,993,000		    107,000
			Maturity of temporary cash investments		                       			203,000
	Cash provided by investing activities		             	3,895,000 	   	310,000


Cash used in financing activities, payment
		of dividends	                                      		(150,000)	  	(150,000)


Increase (decrease) in cash and cash equivalents	   		4,115,000 	  	(150,000)
Cash and cash equivalents, beginning		                 	793,000    		948,000
Cash and cash equivalents, ending	                  	$4,908,000	    $798,000

Supplemental disclosure, cash paid for
	income taxes	                                      	$  	49,000	    $175,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)


1.  Basis of presentation:

The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the three and six months ended June 30, 1998 and 1997.

Commencing January 1, 1998, the Company leased under operating leases its garage and surface parking properties previously operated by the Company. Accordingly, the Company has reclassified the accompanying consolidated statements of loss for the three and six months ended June 30, 1997 to include in rental income and expense amounts previously reported as garage and surface parking.

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

On November 14, 1997, the Company filed appeals of the 1997 tax bills.

On February 19, 1998, the Company received notices from the City of tax sales of nine parcels scheduled to occur June 11, 1998. On April 29, 1998, the City informed the Company that the City had cancelled the tax sales.

The Company believes that the increased assessments for 1997 and prior periods are illegal and on August 27, 1997 filed a lawsuit against the City in the Rhode Island Superior Court which is expected to be tried late in 1998.

On August 5, 1998, the Company received from the City real property tax bills for taxes assessed as of December 31, 1997 which taxes are based upon the assessed valuations as of December 31, 1996. The Company plans to appeal these assessments and expects to amend the lawsuit to include these tax bills.

The Company, upon consultation with counsel, believes that its position with respect to these assessments will be sustained; however, such proceedings can be protracted and costly, and there can be no assurance that the Company will be successful in having the 1997 and 1998 increases or the retroactive assessments overturned. The failure of the Company to prevail in the proceedings contesting the retroactive assessments would have a material adverse effect on the Company's results of operations and financial condition and, while the Company believes, upon consultation with counsel, that the likelihood of such failure is remote, if a court were to require the Company to pay the retroactive assessments and related interest, the Company could be forced to seek the protection of the bankruptcy courts.

The Company is accruing for financial reporting purposes (and paying) property taxes based on the 1994 and 1995 assessed valuations while it pursues its lawsuit and its administrative appeals. City of Providence property tax expense reported on the accompanying consolidated statements of loss totalled $208,000 and $205,000 for the three months ended June 30, 1998 and 1997, respectively; and $433,000 and $416,000 for the six months ended June 30, 1998 and 1997, respectively.

The real property tax bills received by the Company on August 5, 1998 from
the City indicate that there remains unpaid taxes of $9,376,000	and interest
thereon of $4,590,000 for assessment dates of December 31,1990 through 1996.


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


5.    Properties and equipment:

     	Properties on lease or held for lease:
	       Land and land improvements	                	$	4,123,000
     	  Building		                                   	2,500,000
                                                   			6,623,000
     	Petroleum storage facilities:
        Land	                                       		2,175,000
    	   Buildings and structures	                     		325,000
    	   Tanks and equipment		                        	4,178,000
                                                    		6,678,000
     	Other:
        Land and land improvements		                   	126,000
    	   Equipment		                                 	    86,000
                                                  	 	   212,000
                                                  	 	13,513,000
     	Less accumulated depreciation:
    	   Petroleum storage facilities	               		4,203,000
    	   Other	                                    	 	   722,000
                                                  	 	 4,925,000
                                                  	$ 	8,588,000

6.    Description of leasing arrangements:

At June 30, 1998, the Company had entered into long-term land leases for four separate land parcels, one of which will not commence until construction begins which is anticipated before year-end. Another lease was amended in May 1997, extending the term thereof from 2092 to 2142 with no change in the rents due under the original term of the lease, and rents for the extended period to be calculated in accordance with the formulas set forth for the original term. The Company also leases various parcels principally for outdoor advertising for remaining terms of up to 28 years and parking for terms of 2 years.

For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149-year terms of the leases) amounted to $11,174,000 through June 30, 1998. Management has concluded that a portion of the excess of straight-line over contractual rentals ($472,000 at June 30, 1998) is realizable when payable over the terms of the leases.


7.     Income taxes:

Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at June 30, 1998 were as follows:

   		Gross deferred tax liabilities:
  		   Property having a financial statement
        basis in excess of its tax basis		          $1,248,000
		     Accrued rental income		                         189,000
	                                                   	1,437,000
 	  	Gross deferred tax assets, principally
       professional fees	in connection with
       condemnation case	                             (184,000)
                                                  	 $1,253,000


8.   Petroleum storage facilities:

Termination of lease and arbitration:

The Company's petroleum storage facilities (the Facilities) were leased to an operator (the Operator) from October 1, 1991 through September 30, 1996 at an annual rental of $183,000 plus reimbursement of property taxes
(approximately $90,000 annually).

In 1994, a leak was discovered in a 25,000 barrel storage tank at the Facilities which allowed the escape of a small amount of fuel oil. The tank was emptied and all required notices were made to the appropriate environmental agency (the Agency). To date, monitoring wells have shown no ground water contamination, and the leak has been contained in the soil under the tank. The Company's engineering consultants (the Consultants) are working with the Agency to determine the extent of remediation. The Consultants proposed several acceptable options and determined a current range of estimated costs (including professional fees) to be $40,000 (for the capping of the contaminated area) to $398,000 (for the complete removal of the contaminated soil and its off-site disposal). The Agency has advised the Company that it will accept the capping of the contaminated area as an appropriate remediation measure, subject to the placement of a notice on the Company's deed describing the location of the contaminated area.

During 1995, the Operator informed the Company of the erosion of a slope and damage to a retaining wall which caused the washing away of several tons of soil. The Consultants proposed several options and determined a range of estimated costs (including professional fees) to be $15,000 (to repair the eroded channel) to $136,000 (to include the replacement of the retaining wall).

In 1995, the Company provided for the estimated costs to remediate the contaminated soil and repair the eroded channel by reporting a liability and a corresponding receivable from the Operator. In 1996, the Company paid $15,000 to repair the eroded channel.

Management was of the opinion that the terms of the lease not only made the Operator solely responsible for the payment of all costs to remediate the contaminated soil and to repair the erosion of the slope and retaining wall, but also required the Operator to return the Facilities at the termination of the lease in a condition substantially the same as when the Operator took possession. After the Operator vacated the Facilities and emptied the tanks, the Company inspected the Facilities and determined that one of the tanks had a structural failure. In 1996, the Company repaired the tank at a cost of $65,000.

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

In August 1997, the arbitrator awarded the Company $184,000 with respect to all claims. The Operator paid the Company $74,000 in 1997 and the balance in May 1998.

Wilkesbarre Pier:

In October 1997, Railroad was notified by one of the two oil companies party to the Pier Operating Agreement (the Withdrawing Company) that the
Withdrawing  Company was with	drawing from the Pier Operating Agreement on
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

Included in income, petroleum storage facilities on the accompanying consolidated statements of loss for the three and six months ended June 30, 1998, is $46,000 and $93,000, respectively, of fees paid by the Withdrawing Company.

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


9.  Stock split:

In May 1997, the Company's Board of Directors declared a three-for-one split of the Company's common stock (effected in the form of a 200% stock dividend) which was paid on June 16, 1997. To permit the split, the Company's articles of incorporation were restated to increase the number of authorized common shares, $1 par value, from 1,000,000 to 3,000,000 shares.


10.	Pending litigation:

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

The State has filed several motions to prevent the Company from collecting the judgment, which now exceeds $11,000,000 including interest. The Superior Court has denied the State's motions. Although the Superior Court has ordered the State to pay the judgment by August 14, 1998, the State could move for a stay of this order, file an appeal with the Supreme Court, or take other procedural steps to delay or block the payment.

Under the 1987 Agreement, the Company may be required to return to the State a portion of the award. Because the State and the Company may disagree concerning their respective obligations under the 1987 Agreement, the Company and its counsel are currently reviewing the 1987 Agreement to determine the amount, if any, to be included in the Company's financial statements when the Company receives payment of the judgment.


11.  Commitment

The Company has entered into several contracts for scheduled maintenance projects at its petroleum storage facilities totaling $176,000, all which will be completed during the second half of 1998.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial condition:

In 1988, in accordance with a plan of distribution, the Company transferred the ownership of Providence and Worcester Railroad Company (Railroad) to the Company's shareholders. The Company and Railroad have a common controlling shareholder. As part of the plan, the Company received a promissory note in the amount of $9,377,000 payable over a period of twenty years with interest at 12% per year (reduced to 10% in 1995), prepayable at any time without penalty. On March 30, 1998, Railroad prepaid the note in full. The Company has invested the proceeds in a certificate of deposit while management is evaluating ways to use the proceeds to maximize shareholder value. However, the Company anticipates that it will not be able to invest the proceeds at rates comparable to the interest rate formerly paid by Railroad.

The Company's principal assets consist of land, a public parking garage, petroleum storage facilities and outdoor advertising sites. A significant portion of the land consists of approximately 20.5 acres, including 1.9 acres of air rights, in downtown Providence, Rhode Island, held for development.
At June 30, 1998, the Company had entered into long-term land leases for four separate land parcels, one of which will not commence until construction begins, which is anticipated before year-end. Another lease was amended in May 1997, extending the term thereof from 2092 to 2142, with no change in the rents due under the original term of the lease, and rents for the extended period to be calculated in accordance with the formulas set forth for the
original term.   The Company also leases various parcels of land principally for outdoor advertising for remaining terms of up to 28 years and surface parking for terms of 2 years.

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

On November 14, 1997, the Company filed appeals of the 1997 tax bills.

On February 19, 1998, the Company received notices from the City of tax sales of nine parcels scheduled to occur June 11, 1998. On April 29, 1998, the City informed the Company that the City had cancelled the tax sales.

The Company believes that the increased assessments for 1997 and prior periods are illegal and on August 27, 1997 filed a lawsuit against the City in the Rhode Island Superior Court which is expected to be tried late in 1998.

On August 5, 1998, the Company received from the City real property tax bills for taxes assessed as of December 31, 1997 which taxes are based upon the assessed valuations as of December 31, 1996. The Company plans to appeal these assessments and expects to amend the lawsuit to include these tax bills.

The Company, upon consultation with counsel, believes that its position with respect to these assessments will be sustained; however, such proceedings can be protracted and costly, and there can be no assurance that the Company will be successful in having the 1997 and 1998 increases or the retroactive assessments overturned. The failure of the Company to prevail in the proceedings contesting the retroactive assessments would have a material adverse effect on the Company's results of operations and financial condition and, while the Company believes, upon consultation with counsel, that the likelihood of such failure is remote, if a court were to require the Company to pay the retroactive assessments and related interest, the Company could be forced to seek the protection of the bankruptcy courts.

The Company is accruing for financial reporting purposes (and paying) property taxes based on the 1994 and 1995 assessed valuations while it pursues its lawsuit and its administrative appeals. City of Providence property tax expense reported on the accompanying consolidated statements of loss totalled $208,000 and $205,000 for the three months ended June 30, 1998 and 1997, respectively; and $433,000 and $416,000 for the six months ended June 30, 1998 and 1997, respectively.

The real property tax bills received by the Company on August 5, 1998 from
the City indicate that there remains unpaid taxes of $9,376,000	and interest
thereon of $4,590,000 for assessment dates of December 31,1990 through 1996.

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

The State has filed several motions to prevent the Company from collecting the judgment, which now exceeds $11,000,000 including interest. The Superior Court has denied the State's motions. Although the Superior Court has ordered the State to pay the judgment by August 14, 1998, the State could move for a stay of this order, file an appeal with the Supreme Court, or take other procedural steps to delay or block the payment.

Under the 1987 Agreement, the Company may be required to return to the State a portion of the award. Because the State and the Company may disagree concerning their respective obligations under the 1987 Agreement, the Company and its counsel are currently reviewing the 1987 Agreement to determine the amount, if any, to be included in the Company's financial statements when the Company receives payment of the judgment.

Since June 1, 1998, the Company's petroleum storage facilities have been leased under short-term arrangements and most of its product had been sold. The Company anticipates that the leasing arrangements will continue into the first quarter of 1999.

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


Results of operations:

For the three and six months ended June 30, 1998, total income decreased approximately 2% and 4%, respectively, from the 1997 level.

The decrease in rental income was offset in part by a decrease in expenses applicable to rental income resulting principally from certain direct expenses in connection with the garage and surface parking facilities previously operated by the Company which are now under lease.

The increase in revenue from petroleum storage facilities results principally from fees received under the Company's New Agreement in connection with the Wilkesbarre Pier and rental income from the short-term leasing arrangements which commenced June 1, 1998. The increase in expenses applicable to petroleum storage facilities results principally from increased insurance costs.

The increase in general and administrative expenses results principally from an increase in payroll and related costs due to an increased number of employees and from an increase in legal and professional fees.

                                   PART II

Item 4.	Submission of Matters to a Vote of Security Holders

       	The annual meeting of stockholders was held on April 28, 1998. Of the 3,000,000 shares entitled to vote, 2,573,300 shares of stock were present, in person or by proxy.

       	All directors of the Registrant are elected on an annual basis and the following were so elected at this Annual Meeting: Ronald P. Chrzanowski, James H. Dodge, Robert H. Eder, Harold J. Harris and Henry S. Woodbridge, Jr. Each director received 2,571,860 affirmative votes; 1,440 abstained.

       	Also presented for approval was a resolution for the appointment of Lefkowitz, Garfinkel, Champi & DeRienzo P.C. as independent auditors of the accounts of the Registrant for the year 1998. The resolution received 2,558,224 affirmative votes and 14,403 negative votes; and 673 abstained.

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

        (b)  Reports on Form 8-K
             A report on Form 8-K was filed on April 17, 1998 reporting an order entered by the Rhode Island Supreme Court affirming the judgment of the Rhode Island Superior Court issued in March 1997 in connection with the condemnation of a portion of the Company's property in 1987.

                                   SIGNATURE


     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           						CAPITAL PROPERTIES, INC.


                           						By /s/Ronald P. Chrzanowski
                      						     Ronald P. Chrzanowski
                      						     President


                            		  	By	/s/Barbara J. Dreyer
                       						    Barbara J. Dreyer
                       						    Treasurer and Principal Financial Officer



DATED:  August 10, 1998