Form 10QSB
period 1998-09-30
CAPITAL PROPERTIES INC /RI/
filed 1998-11-03
CIK 202947

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549


                            FORM 10-QSB


  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     	EXCHANGE ACT OF 1934
     	For the quarterly period ended September 30, 1998

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

  As of November 3, 1998, the registrant had 3,000,000 shares of common stock outstanding.

  Transitional small business disclosure format (check one).  YES_____
  NO      X     .

                                PART  I


Item 1.  Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1998
(Unaudited)

ASSETS

Properties and equipment (net of accumulated depreciation)		$	8,503,000
Cash and cash equivalents			                                  4,926,000
Other receivables, principally tenant property
  tax reimbursements		                                         	185,000
Accrued rental income		                                        	455,000
Prepaid and other                                            			337,000
                                                           	$14,406,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses:
	 	Property taxes	                                         	$  	540,000
  	Other			                                                    	186,000
 	Deferred income taxes	                                     	1,208,000
					                                                        	1,934,000

Contingencies (Note 3)

Shareholders' equity:
		Common stock, $1 par; authorized, issued and
	 	outstanding 3,000,000 shares	                           	 	3,000,000
 	Capital in excess of par                           	     	 	8,828,000
 	Retained earnings		                                          	644,000
      							                                               	12,472,000
						                                                     	$14,406,000


	See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

                                 	Three Months Ended	    Nine Months Ended
                                     September 30          September 30
                             	     1998       1997       1998  	     1997
Income:
	Rentals, including garage and
		surface parking revenues in
		1997 of $122,000 and
  $384,000,	respectively      	  	$472,000	 $510,000  	$1,389,000 	$1,561,000
	Petroleum storage facilities,
  net of	cost of product sold		   	233,000	  	51,000	    	396,000	    	58,000
	Interest:
		Providence and Worcester
			Railroad Company	                 	    			102,000      	98,000		   309,000
 	Other	                          		55,000	   	6,000	    	114,000	    	24,000
	Other income                          		 		 	37,000	              		 	37,000
                             				 	760,000	 	706,000		  1,997,000   1,989,000

Expenses:
	Expenses applicable to:
		Rental income, including
   garage	and surface parking
   expenses in	1997 of $185,000
   and $561,000,	respectively		   	218,000	 	294,000    		724,000	   	870,000
		Petroleum storage facilities		  	378,000	 	131,000	    	756,000	   	404,000
	General and administrative		     	270,000 		225,000	    	953,000	   	699,000
                              					866,000 		650,000	  	2,433,000	 	1,973,000

Income (loss) before income
 taxes	                     	    	(106,000) 		56,000	   	(436,000)	   	16,000

Income tax expense (benefit)    			(49,000) 		23,000	   	(174,000)   		25,000

Net income (loss)	               	$(57,000)	$ 33,000  	$	(262,000)  $ 	(9,000)


Basic income (loss) per
 common share	                     	$(.02) 			$ .01		     $(.09)	     		$.0

Dividends per common share        		$ .0     	$ .0      	 $ .05	       	$.05


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Unaudited)

                                                  	    1998           1997

Cash flows from operating activities:
	Net loss                                        		$	(262,000)   	$ 	(9,000)
	Adjustments to reconcile net loss to net cash
		provided by (used in) operating activities:
			Depreciation		                                    	262,000     		272,000
			Deferred income taxes	                           		(78,000)    		(40,000)
			Other, principally net changes in other
				receivables, accounts payable and
				accrued expenses		                             	  469,000	    	(371,000)
 Net cash provided by (used in) operating
		activities	                                       		391,000    		(148,000)

Cash flows from investing activities:
		Purchase of properties and equipment		            	(101,000)
		Proceeds from:
			Collection of note receivable, Providence and
				Worcester Railroad Company	                    	3,993,000	     	162,000
			Maturity of temporary cash investments				                      	203,000
 	Cash provided by investing activities		          	3,892,000      	365,000

Cash used in financing activities, payment of
	dividends	                                        		(150,000)	   	(150,000)

Increase in cash and cash equivalents            			4,133,000    	  	67,000
Cash and cash equivalents, beginning		               	793,000     		948,000
Cash and cash equivalents, ending	                	$4,926,000	   $1,015,000

Supplemental disclosure, cash paid for
	income taxes	                                    	$ 	79,000	    $	 232,000


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Unaudited)


1.  Basis of presentation:

The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997.

Commencing January 1, 1998, the Company leased under operating leases its garage and surface parking properties previously operated by the Company. Accordingly, the Company has reclassified the accompanying consolidated statements of income (loss) for the three and nine months ended September 30, 1997 to include in rental income and expense amounts previously reported as garage and surface parking.

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


3.    Property tax dispute with the City of Providence:

During 1995, the Company received notice of an increase in the assessed valuation of several of its parcels in Providence, Rhode Island. The increase in the assessment was not the result of a city-wide revaluation, pertained to 1995 and subsequent years and resulted in an annual increase in property taxes of $265,000. The Company filed appeals for 1995 and 1996 but elected to make property tax payments as due pending the outcome of the appeals. During the fourth quarter of 1996, the City of Providence (the
City) reduced the assessed valuation on one of the parcels, resulting in an abatement of property taxes of $107,000 for 1995 and a reduction in the annual tax of $115,000 for 1996 and subsequent years. The Company is unable to determine if the remaining appeals will result in an abatement of the property taxes for 1995 and subsequent years.

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

The Company believes that the increased assessments for 1997 and prior periods are illegal and on August 27, 1997 filed a lawsuit against the City in the Rhode Island Superior Court.

On August 5, 1998, the Company received from the City real property tax bills for taxes assessed as of December 31, 1997 which taxes are based upon the assessed valuations as of December 31, 1996.
The Company has appealed these assessments and has filed a lawsuit against the City in the Rhode Island Superior Court claiming that the increased assessments for 1998 are illegal.

The Company is accruing for financial reporting purposes (and paying) property taxes based on the 1994 and 1995 assessed valuations while it pursues its lawsuit and its administrative appeals. City of Providence property tax expense reported on the accompanying consolidated statements of income (loss) totalled $171,000 and $198,000 for the three months ended September 30, 1998 and 1997, respectively; and $583,000 and $587,000 for the nine months ended September 30, 1998 and 1997, respectively.

The real property tax bills received by the Company on October 15, 1998 from the City indicate that there remains unpaid taxes of $9,376,000 and interest thereon of $4,871,000 for assessment dates of December 31,1990 through 1996 .

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


5.    Properties and equipment:

     	Properties on lease or held for lease:
    	  Land and land improvements	             	$	4,123,000
    	  Parking garage                         		 	2,500,000
                                               			6,623,000
     	Petroleum storage facilities:
       Land	                                    		2,175,000
   	   Buildings and structures	                  		325,000
   	   Tanks and equipment	                     		4,178,000
                                               			6,678,000
     	Other:
       Land and land improvements		                	126,000
   	   Equipment		                              	    89,000
                                                	   215,000
                                              	 	13,516,000
     	Less accumulated depreciation:
   	   Petroleum storage facilities		            	4,272,000
   	   Other		                                  	   741,000
                                              	 	 5,013,000
                                               	$	8,503,000

6.    Description of leasing arrangements:

At September 30, 1998, the Company had entered into long-term land leases for four separate land parcels, one of which will not commence until construction begins which is anticipated in the spring of 1999. Another lease was amended in May 1997, extending the term thereof from 2092 to 2142 with no change in the rents due under the original term of the lease, and rents for the extended period to be calculated in accordance with the formulas set forth for the original term. The Company also leases various parcels principally for outdoor advertising for remaining terms of up to 28 years and parking for terms of 2 years.

For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149-year terms of the leases) amounted to $11,391,000 through September 30, 1998. Management has concluded that a portion of the excess of straight-line over contractual rentals ($455,000 at September 30, 1998) is realizable when payable over the terms of the leases.

7.     Income taxes:

Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at September 30, 1998 were as follows:

    		Gross deferred tax liabilities:
  		   Property having a financial statement
        basis in excess of its tax basis	   	 $1,221,000
  		   Accrued rental income		                   182,000
	                                             	1,403,000

      Gross deferred tax assets, principally
       professional fees in connection with
       condemnation case	                       (195,000)
                                            	 $1,208,000

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

Included in income, petroleum storage facilities on the accompanying consolidated statements of loss for the three and nine months ended September 30, 1998, is $46,000 and $139,000, respectively, of fees paid by the Withdrawing Company.

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

The State filed several motions to prevent the Company from collecting the judgment, which now exceeds $11,000,000 including interest. The Superior Court has denied the State's motions and ordered the State to pay the judgment by August 14, 1998. The State filed an appeal with the Supreme Court, and argument is scheduled for November 17, 1998.

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

The Company's principal assets consist of land, a public parking garage, petroleum storage facilities and outdoor advertising sites. A significant portion of the land consists of approximately 20.5 acres, including 1.9 acres of air rights, in downtown Providence, Rhode Island, held for development. At June 30, 1998, the Company had entered into long-term land leases for four separate land parcels, one of which will not commence until construction begins, which is anticipated in the spring of 1999. Another lease was amended in May 1997, extending the term thereof from 2092 to 2142, with no change in the rents due under the original term of the lease, and rents for the extended period to be calculated in accordance with the formulas set
forth for the original term.   The Company also leases various parcels
of land principally for outdoor advertising for remaining terms of up to 28 years and surface parking for terms of 2 years.

The Company is engaged in discussions concerning the possible development of other parcels but is unable to predict when leases on additional parcels will commence. However, the Company will continue to lease the available parcels suitable for public surface parking under short-term cancellable leases. The Company anticipates that future development of the remaining properties will consist primarily of long-term ground leases under which the significant portion of future rental income will not be earned until the buildings are completed by the tenants and occupied. The timing of the development of the Company's parcels located in the Capital Center area may be adversely affected by the tax dispute with the City of Providence described below.

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

The Company believes that the increased assessments for 1997 and prior periods are illegal and on August 27, 1997 filed a lawsuit against the City in the Rhode Island Superior Court.

On August 5, 1998, the Company received from the City real property tax bills for taxes assessed as of December 31, 1997 which taxes are based upon the assessed valuations as of December 31, 1996. The Company has appealed these assessments and has filed a lawsuit against the City in the Rhode Island Superior Court claiming that the increased assessments for 1998 are illegal.

The Company is accruing for financial reporting purposes (and paying) property taxes based on the 1994 and 1995 assessed valuations while it pursues its lawsuit and its administrative appeals. City of Providence property tax expense reported on the accompanying consolidated statements of income (loss) totalled $171,000 and $198,000 for the three months ended September 30, 1998 and 1997, respectively; and $583,000 and $587,000 for the nine months ended September 30, 1998 and 1997, respectively.

The real property tax bills received by the Company on October 15, 1998 from the City indicate that there remains unpaid taxes of $9,376,000 and interest thereon of $4,871,000 for assessment dates of December 31,1990 through 1996.

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

The State filed several motions to prevent the Company from collecting the judgment, which now exceeds $11,000,000 including interest. The Superior Court has denied the State's motions and ordered the State to pay the judgment by August 14, 1998. The State filed an appeal with the Supreme Court, and argument is scheduled for November 17, 1998.

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

Since June 1, 1998, the Company's petroleum storage facilities have been leased under short- term arrangements and all of its product has been sold. The Company anticipates that the leasing arrangements will continue into the first quarter of 1999.

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


Results of operations:

For the three months ended September 30, 1998, total income increased approximately 8% from the 1997 level. For the nine months ended
September 30, 1998, total income remained at the 1997 level.

The decrease in rental income was offset in part by a decrease in expenses applicable to rental income resulting principally from certain direct expenses in connection with the garage and surface parking facilities previously operated by the Company which are now under lease.

The increase in revenue from petroleum storage facilities results principally from fees received under the Company's New Agreement in connection with the Wilkesbarre Pier and rental income from the short-term leasing arrangements which commenced June 1, 1998. The increase in expenses applicable to petroleum storage facilities results principally from increased insurance costs and repairs and maintenance relating principally to the exterior painting of the entire terminal facilities.

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

         	(b)  Reports on Form 8-K

              	No reports on Form 8-K were filed in the quarter ended
               September 30, 1998.

                                     SIGNATURE


        	In accordance with the requirements of the Exchange Act, the

Issuer caused this report to be signed on its behalf by the undersigned,

thereunto duly authorized.

                                     	CAPITAL PROPERTIES, INC.


                                						By	/s/ Ronald P. Chrzanowski
                                        	Ronald P. Chrzanowski
                                        	President



                                      By /s/ Barbara J. Dreyer
                                        	Barbara J. Dreyer
                                        	Treasurer and Principal Financial
                                         Officer


DATED:  November 3, 1998