Form 10KSB
period 1998-12-31
CAPITAL PROPERTIES INC /RI/
filed 1999-03-25
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                              FORM 10-KSB

  X	 	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
    		For the fiscal year ended December 31, 1998
		                    OR
	 	   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
    		For the transition period from 		 to

Commission File Number  0-9380

                            CAPITAL PROPERTIES, INC.
               (Name of small business issuer in its charter)

     Rhode Island				                                	 		05-0386287
(State or other jurisdiction of              				IRS Employer Identification
incorporation or organization)   			            	No.

100 Dexter Road, East Providence, Rhode Island     				    	02914
(Address of principal executive offices)	    				        (Zip Code)

Issuer's telephone number            (401) 435-7171


Securities registered under Section 12(b) of the Exchange Act:

                                       					Name of each exchange
	Title of each class		           			          on which registered
	Common Stock-$1.00 par value    		        	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:
          	                      None
                   	       (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X      No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.	[X]

For the year ended December 31, 1998, the Issuer's revenues totaled
$2,793,000.

As of March 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the Issuer was $7,608,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Issuer's common stock (without conceding that such persons are "affiliates" of the Issuer for purposes of federal securities law.) The Issuer has no outstanding non-voting common equity.

As of March 1, 1999, the Issuer had 3,000,000 shares of Common Stock outstanding.

Documents Incorporated by Reference - Portions of the proxy statement for the 1999 annual meeting of shareholders are incorporated by reference into
Part III. Portions of the annual report to shareholders of Capital Properties, Inc. for the year ended December 31, 1998 are incorporated by reference into Parts I, II, and III.

Transitional Small Business Disclosure Format. Yes       No  X

                                    PART I


Item 1.  -  Description of Business

Business Development

The Issuer was organized as a business corporation under the laws of Rhode Island in 1983 as Providence and Worcester Company and is the successor by merger in 1983 to a corporation also named Providence and Worcester Company which was organized under the laws of Delaware in 1979. The Issuer's corporate name was changed to Capital Properties, Inc. in 1984.

Business of Issuer

The Issuer owns certain properties in downtown Providence, Rhode Island which it leases or is holding for lease to third parties (see "Properties Under Long-Term Leases" and "Properties Under Short-Term Leases," in Item 2 below). The Issuer is the largest single landowner in the Capital Center Project area but is nevertheless subject to some measure of competition from other landowners.

The Issuer owns all of the outstanding capital stock of Tri-State Displays, Inc., (through which the Issuer leases land for billboards along interstate and primary highways for outdoor advertising purposes) and all of the outstanding capital stock of Capital Terminal Company which was incorporated in 1996 (through which the Issuer operates its petroleum storage facilities). (See "Petroleum Storage Facilities" in Item 2 below.)

References hereinafter to the "Issuer" are, unless the context indicates otherwise, collectively to the Issuer and its wholly-owned subsidiaries and its predecessors.

Miscellaneous

For information relating to the Issuer's dependence on one or a few major customers, see Note 8 of Notes to Consolidated Financial Statements in the Issuer's 1998 Annual Report to shareholders attached hereto as Exhibit 13 (hereinafter referred as the "1998 Annual Report"), which Note is incorporated herein by reference.

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

On December 31, 1998, the Issuer employed a total of 7 full-time employees and 1 part-time employee.


Item 2.  -  Description of Property

Principal Facilities

The Issuer's principal executive offices are located at its petroleum storage facilities at 100 Dexter Road, East Providence, Rhode Island 02914.

Investment Policies and Investments in Real Estate

The Issuer has no established policy for the purchase of additional developed or undeveloped property. However, should suitable parcels become available in the general area of the Issuer"s current land holdings, the Issuer would consider such an acquisition depending on current levels of cash and the availability of financing. Any properties acquired would most likely be leased primarily to developers under long-term leases. The Issuer periodically invests its excess cash in United States government and governmental agency obligations maturing in not more than one year.

Description of Real Estate and Operating Data

All of the properties described below (except the petroleum storage facilities) are shown on a map on page 7 of the Issuer's 1998 Annual Report, which map is incorporated herein by reference.

All the properties described below (except for the air rights) are owned in fee by the Issuer. There are no mortgages, liens or other encumbrances on such properties except for Parcel 22.

In the opinion of management, all of the properties described below are adequately covered by insurance. Insurance is also required of all tenants, with the Issuer being named as an additional insured.

Petroleum Storage Facilities - The Issuer holds title to approximately 8 acres of land fronting on the Seekonk River in East Providence, Rhode Island. The property is used and operated primarily as a petroleum storage facility (the Facilities) with aggregate storage capacity of 340,000 barrels. Although the Issuer has received a height variance from the zoning board of appeals on any new tanks to be erected, it has no present plans to erect any tanks at this time. The property can be further developed to contain several additional tanks with an aggregate storage capacity at least equal to the current capacity. During 1999, the Issuer plans to construct a new expanded truck rack which will be fully automated and will have both top and bottom loading capabilities. The estimated cost of construction of the truck rack is $1.5 million.

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

On October 1, 1996, the Issuer resumed possession of the Facilities and presently operates the Facilities for Global Companies, L.L.C. under a short-term agreement. The Issuer and Global are negotiating to extend arrangements for an additional three years plus options to extend on an annual basis.

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


The 1998 real estate taxes are $43,098 for the petroleum storage facilities and $35,826 for the Wilkesbarre Pier at a $23.13 per Thousand Dollars of assessed valuation tax rate.

Properties Under Long-Term Leases - The Issuer owns approximately 20.5 acres of land within the Capital Center Project area of downtown Providence, including 1.9 acres of air rights over Amtrak's Northeast Corridor railroad tracks which run through downtown Providence. (The land underlying the Parking Garage described below is also included in this acreage.) See the map on page 7 of the Issuer's 1998 Annual Report, which map is incorporated herein by reference.

At December 31, 1998, land leases for three separate land parcels within this area have commenced with remaining terms of up to 145 years. These leases have scheduled rent increases over their terms. For further information on the development of these parcels by the tenants, reference is made to the President's Report at pages 2 and 3 in the Issuer's 1998 Annual Report, which report is incorporated herein by reference.

As of December 31, 1998, the Issuer had entered into land leases for three additional land parcels with terms of 95, 145 and 149 years. Under the 95-year land lease, the developer proposes to construct a hotel containing approximately 265 suites with parking. Under the 145-year land lease, the developer proposes to construct an apartment complex containing approximately 250 individual units with underground parking. Under the 149-year land lease, the developer proposes to construct a building of approximately
350,000 square feet of commercial space and a minimum of 200 public parking spaces. All leases provide a period of time within which the developer may perform its due diligence, seek the approval of the plans for its complex from the Capital Center Commission and enter into a tax stabilization agreement with the City of Providence. There can be no assurance that the developers, individually or collectively, will be able to satisfy the conditions precedent to proceeding with the developments.
Each developer's ability to obtain a tax stabilization agreement with the City of Providence may be adversely affected by the pending litigation between the City and the Company with respect to prior year taxes as discussed below. The Issuer is unable to determine at this time when construction will begin and therefore the time at which the term of each lease will commence.

Properties Under Short-Term Leases:

Parking Garage - The Issuer owns a 360-car parking garage adjacent to a rail passenger station in downtown Providence, Rhode Island, together with the underlying land (the Parking Garage). Through December 31, 1997, the Parking Garage was operated by the Issuer under a management agreement with a firm experienced in parking operations. Since January 1, 1998, the Parking Garage is leased under a short-term cancelable lease to the same firm that formerly managed the Parking Garage. The annual rent is $117,600 ($.77 per square foot). The federal tax cost basis of the Parking Garage (exclusive of the underlying land) is $2,500,000, which is being depreciated on the straight-line method at the rate of 2.5% per year over a 40-year life. The 1998 real estate taxes are $99,038 on the Parking Garage and $60,925 on the underlying land using a $31.99 per Thousand Dollars of assessed valuation tax rate.

Parcels 3E, 3W, 4E, 4W and 6 in the Capital Center Project area and Parcels 21 and 22 immediately adjacent to this area are leased for surface parking purposes to the same firm that leases the Parking Garage described above.
The short-term lease on Parcel 6 will terminate when construction of the above-described project commences. The Issuer continues to seek developers for the remaining parcels, and these leases can be terminated on short notice should suitable development opportunities arise or when construction on a parcel commences as described above.

In connection with Parcel 4E, in 1989 the Issuer entered into a non-binding letter of intent with a developer who proposes to construct an office building. The developer has delayed the project until such time as it has located a major tenant to occupy the building.

In connection with Parcel 4W, in March 1999 the Issuer entered into a letter of intent with a developer who proposes to construct an extended-stay hotel. It is anticipated that the Issuer and the developer will enter into a lease for a term of 50 years.


Item 3.  Legal Proceedings

Petition for Assessment of Damages - For a discussion of the litigation currently pending with the State of Rhode Island, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Issuer's 1998 Annual Report, which note is incorporated herein by reference.

Property Tax Dispute  -   For a discussion of the property tax dispute and
litigation currently pending with the City of Providence, Rhode Island, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Issuer's 1998 Annual Report, which note is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                              PART II


Item 5. Market for Common Equity and Related Stockholder Matters

See page 32 of the Issuer's 1998 Annual Report, which page is incorporated herein by reference.


Item 6. Management's Discussion and Analysis or Plan of Operation

See pages 8 through 13 of the Issuer's 1998 Annual Report, which pages are incorporated herein by reference.


Item 7. Financial Statements

The following consolidated financial statements of the Issuer and its subsidiaries, set forth at pages 15 through 30 of the Issuer's 1998 Annual Report, are incorporated herein by reference:

     Consolidated balance sheet--December 31, 1998

     Consolidated statements of income (loss) and retained earnings--years ended December 31, 1998 and 1997

     Consolidated statements of cash flows--years ended
       December 31, 1998 and 1997

     Notes to consolidated financial statements--years ended
       December 31, 1998 and 1997


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons of the
Issuer

For information with respect to the directors and control persons of the Issuer, see Pages 3, 4 and 5 of the Issuer's definitive proxy statement for the 1999 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Issuer:


                                                			    Date of First
Name	                			Age     		Office Held 	    	Election to Office

Robert H. Eder          	66       	Chairman             	1995
Ronald P. Chrzanowski   	56       	President            	1997
Barbara J. Dreyer	       60	       Treasurer            	1997
Stephen J. Carlotti	     56       	Secretary	            1998


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


Item 10. Executive Compensation

See page 4 of the Issuer's definitive proxy statement for the 1999 annual meeting of its shareholders, which page is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management

See pages 4 and 5 of the Issuer's definitive proxy statement for the 1999 annual meeting of its shareholders, which pages are incorporated herein by reference.


Item 12. Certain Relationships and Related Transactions

See pages 5 and 6 of the Issuer's definitive proxy statement for the 1999 annual meeting of its shareholders, which pages are incorporated herein by reference.

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

         (b)  Leases between Metropark, Ltd., and Issuer:
              (i)   Dated December 1, 1997 (incorporated by reference to
                    Exhibit 10(b) (iii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1997).

              (ii)  Dated as of November 1, 1998; see page III-3.

              (iii)	Dated as of December 1, 1998; see page III-4.

              (iv)	 Dated as of January 1, 1999; see page III-5

              (v)	  Dated as of January 1, 1999; see page III-6

   	(13) Annual report to shareholders for the year ended December 31, 1998; see page III-7.

   	(21)   Subsidiaries of the Issuer; see page III-8.

    (22) Plan of the Issuer's parcels in Downtown Providence (incorporated by reference to page 7 of the Issuer's annual report to shareholders for the year ended December 31, 1998), filed as
           Exhibit 13 hereto.

    (27)  	Financial Data Schedule.

(b) For the quarter ended December 31, 1998, no reports on Form 8-K were filed.

                                      III-2

                              EXHIBIT 10(b)(ii)





                                     LEASE

                                    BETWEEN

                               METROPARK, LTD.

                                      AND

                          CAPITAL PROPERTIES, INC.


                       DATED AS OF NOVEMBER 1, 1998




                        (COVERING PARCELS 3E AND 4E)









                                    III-3

                                   LEASE

    	THIS INDENTURE OF LEASE made as of the 1st day of November, 1998, by and between CAPITAL PROPERTIES, INC., a Rhode Island corporation (hereinafter referred to as "Landlord"), and METROPARK, LTD., a Rhode Island corporation (hereinafter referred to as "Tenant").

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

    	TO HAVE AND TO HOLD the Premises, together with all rights, privileges, easements and appurtenances thereunto belonging and attaching, unto Tenant for a term of two (2) years (hereinafter called the "Term") commencing as of November 1, 1998, and ending on October 31, 2000.

   	This Lease is made upon the covenants and agreements herein set forth on the part of the respective parties, all of which the parties respectively agree to observe and comply with during the term hereof.

   	1. Rental.

       During the period from November 1, 1998 to October
31, 1999, Tenant shall pay to Landlord an annual rental of One Hundred Seventeen Thousand Six Hundred ($117,600) Dollars payable in monthly installments of Nine Thousand Eight Hundred ($9,800) Dollars on the first day of each month without offset, deduction or abatement.

		During the period from November 1, 1999 to October 31, 2000, Tenant shall pay to Landlord an annual rental of One
Hundred Twenty-three Thousand Six Hundred ($123,600) Dollars payable in monthly installments of Ten Thousand ($10,300) Dollars on the first day of each month.

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

 			       13.2.	If due to any act or neglect of Tenant, any
mechanic's, laborer's or materialmen's lien shall at any time be filed against the premises or any part hereof, Tenant, within thirty (30) days after notice of the filing thereof shall cause the same to be discharged of record by payment, bonding or
otherwise, and if Tenant shall fail to cause the same to be
discharged, then Landlord may, in addition to any other right or remedy, cause the same to be discharged, either by paying the amount claimed to be due, or by procuring the discharge of such lien by deposit or by bonding proceedings, and all amounts so paid by landlord, together with all reasonable costs and expenses incurred in connection therewith, and together with interest thereon at the rate of ten percent (10%) per annum from the
respective dates of payment, shall be paid by Tenant to Landlord, on demand, as additional rent hereunder.

 			       13.3.	Nothing in this lease contained shall be deemed or
construed in any way as constituting the consent or request of
Landlord, express or implied by inference or otherwise, to any contractor, subcontractor, laborer, materialmen, architect or engineer for the performance of any labor or the furnishing of any materials or services for or in connection with the Premises or any part thereof.  Notice is hereby given that Landlord shall not be liable for any labor or materials or services furnished or to be furnished to Tenant upon credit, and that no mechanic's or other lien for any such labor, materials, or services shall
attach to or affect the fee or reversionary or other estate or interest of Landlord in the Premises of and in this Lease.

    14.  Default.

 			       14.1.	In the event that during the term hereof any of
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

      		Whenever notice shall be given under this Lease, the same shall be in writing and shall be sent by certified or registered mail, return receipt requested as follows:

			        To the Landlord: 	100 Dexter Road
							                      East Providence, Rhode Island  02914

			        To the Tenant:		  c/o Charles Meyers
							                      56 Pine Street
							                      Providence, Rhode Island  02903

			        To the Tenant's   Charles Koutsogiane
		          Attorney:			     One Grove Avenue
							                      East Providence, RI   02914

or to such other address or addresses as each party may from time to time designate by like notice to the other. Said notice shall be valid and times begin to run hereunder upon receipt of the party to which said notice is given.

     IN WITNESS WHEREOF, the parties hereto have caused these presents to be executed in duplicate as of the day and year first above written.

CAPITAL PROPERTIES, INC.	             METROPARK, LTD.

By/s/Ronald P. Chrzanowski 		         By /s/ Charles Meyers

  Ronald P. Chrzanowski                  Charles Meyers, President
  President


STATE OF RHODE ISLAND
COUNTY OF PROVIDENCE

     In Providence, in said County on the 23rd day of October,
1998, before me personally appeared Ronald P. Chrzanowski,
President of Capital Properties, Inc., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and he acknowledged said instrument by him executed to be his free act and deed and the free act and deed of said corporation.
                              						/s/ Gloria P. Hopkins
	                                							Notary Public
                                 							Gloria P. Hopkins
                                 							My Commission Expires June 23,
                                        2001

STATE OF RHODE ISLAND
COUNTY OF PROVIDENCE

	In Providence, in said County on the 22nd day of October, 1998, before me personally appeared Charles Meyers, President of Metropark, Ltd., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and he acknowledged said instrument by him executed to be his free act and deed and the free act and deed of said corporation.


							                                 /s/ Carolyn M. Bouchard
                                 							Notary Public






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

     Executed this  22  day of  October, 1998.

        											                 /s/ Charles Meyers
                         											Charles Meyers

                       EXHIBIT 10(b)(iii)




                                 LEASE

                                BETWEEN

                            METROPARK, LTD.

                                  AND

                        CAPITAL PROPERTIES, INC.


                      DATED AS OF DECEMBER 1, 1998




                     (COVERING PARCELS 21 AND 22)




















                                   III-4

                                 L E A S E

     THIS INDENTURE OF LEASE made as of the 1st day of December, 1998, by and between CAPITAL PROPERTIES, INC., a Rhode Island corporation (hereinafter referred to as "Landlord"), and METROPARK, LTD., a Rhode Island corporation (hereinafter referred to as "Tenant").

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

     TO HAVE AND TO HOLD the Premises, together with all rights, privileges, easements and appurtenances thereunto belonging and attaching, unto Tenant for a term of two (2) years (hereinafter called the "Term") commencing as of December 1, 1998, and ending on November 30, 2000.

     This Lease is made upon the covenants and agreements herein set forth on the part of the respective parties, all of which the parties respectively agree to observe and comply with during the term hereof.

     1. Rental.

		      During the term hereof, Tenant shall pay to Landlord an annual rental of Ninety-six Thousand ($96,000) Dollars payable in monthly installments of Eight Thousand Hundred ($8,000) Dollars on the first day of each month.

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

	       Tenant shall use the Premises only for the operation of a parking lot and other accessory uses related to motor vehicles.

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

           13.3.	Nothing in this lease contained shall be deemed or
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

		      At the expiration or other termination of the term hereof, Tenant will remove from the Premises its property and that of all claiming under it and will peaceably yield up to Landlord the Premises in as good condition in all respects as the same were at the commencement of this Lease, except for ordinary wear and tear, damage by the elements, by any exercise of the right of eminent domain or by public or other authority, or damage which Landlord is required herein to replace, restore or rebuild or damage for which no insurance is required hereunder.

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

		      Whenever notice shall be given under this Lease, the same shall be in writing and shall be sent by certified or registered mail, return receipt requested as follows:


			           To the Landlord: 	100 Dexter Road
							                         East Providence, Rhode Island  02914

			           To the Tenant:		  c/o Charles Meyers
							                         56 Pine Street
							                         Providence, Rhode Island  02903

			           To the Tenant's  	Charles Koutsogiane
			            Attorney:			     One Grove Avenue
							                         East Providence, Rhode Island  02914

or to such other address or addresses as each party may from time to time designate by like notice to the other. Said notice shall be valid and times begin to run hereunder upon receipt of the party to which said notice is given.

		  IN WITNESS WHEREOF, the parties hereto have caused these presents to be executed in duplicate as of the day and year first above written.

CAPITAL PROPERTIES, INC.	             METROPARK, LTD.



By /s/Ronald P. Chrzanowski 		        By /s/Charles Meyers,
      President
  Ronald P. Chrzanowski                  Charles Meyers, President
  President

STATE OF RHODE ISLAND
COUNTY OF PROVIDENCE

    	In Providence, in said County on the 23rd day of October, 1998, before me personally appeared Ronald P. Chrzanowski, President of Capital Properties, Inc., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and he acknowledged said instrument by him executed to be his free act and deed and the free act and deed of said corporation.

                  						              /s/Gloria P. Hopkins

						                                Notary Public
                                						Gloria P. Hopkins
                                						My Commission Expires June 23, 2001

STATE OF RHODE ISLAND
COUNTY OF PROVIDENCE

     In Providence, in said County on the 22nd day of October, 1998, before me personally appeared Charles Meyers, President of Metropark, Ltd., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and he acknowledged said instrument by him executed to be his free act and deed and the free act and deed of said corporation.

                               							/s/Carolyn M. Bouchard
                               							Notary Public


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

    	Executed this 22nd day of  October, 1998.

											                          /s/Charles Meyers
                          											Charles Meyers

                               EXHIBIT 10(b)(iv)




                                    LEASE

                                   BETWEEN

                                METROPARK, LTD.

                                    AND

                           CAPITAL PROPERTIES, INC.


                          DATED AS OF JANUARY 1, 1999




                             (COVERING PARCEL 6)



















                                      III-5

                                    L E A S E

   	THIS INDENTURE OF LEASE made as of the 1st day of January, 1999 by and between CAPITAL PROPERTIES, INC., a Rhode Island corporation (hereinafter referred to as "Landlord"), and METROPARK, LTD., a Rhode Island corporation (hereinafter referred to as "Tenant").

                          W I T N E S S E T H   T H A T:

   	 In consideration of the rents, covenants and agreements to be paid, kept and performed by Tenant, as hereinafter provided, Landlord hereby demises and leases to Tenant, and Tenant hereby hires and takes from Landlord the real property known as Parcel 6 in the Capital Center, in Providence, Rhode Island, as shown on a plan attached to this Lease as Exhibit A (hereinafter called the "Premises").

     TO HAVE AND TO HOLD the Premises, together with all rights, privileges, easements and appurtenances thereunto belonging and attaching, unto Tenant for a term (hereinafter called the "Term") commencing as of January 1, 1999 and ending on December 31, 1999.

     This Lease is made upon the covenants and agreements herein set forth on the part of the respective parties, all of which the parties respectively agree to observe and comply with during the term hereof.

	    1. Rental.

		      During the term hereof, Tenant shall pay to Landlord an annual rental of One Hundred Fifty Thousand ($150,000) Dollars payable in monthly installments of Twelve Thousand Five Hundred
($12,500) Dollars on the first day of each month without offset, deduction or abatement.

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

           13.3.	Nothing in this lease contained shall be deemed or
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

       		Whenever notice shall be given under this Lease, the same shall be in writing and shall be sent by certified or registered mail, return receipt requested as follows:

      			To the Landlord: 	100 Dexter Road
                    							East Providence, Rhode Island  02914

      			To the Tenant:  		c/o Charles Meyers
                    							56 Pine Street
                    							Providence, Rhode Island  02903

      			To the Tenant's 		Charles Koutsogiane
      			  Attorney:	    		One Grove Avenue
                    							East Providence, Rhode Island  02914

or to such other address or addresses as each party may from time to time designate by like notice to the other. Said notice shall be valid and times begin to run hereunder upon receipt of the party to which said notice is given.

   		IN WITNESS WHEREOF, the parties hereto have caused these presents to be executed in duplicate as of the day and year first above written.

CAPITAL PROPERTIES, INC.	              METROPARK, LTD.

By/s/Ronald P. Chrzanowski 	          	By/s/Charles Meyers,
Ronald P. Chrzanowski	             Charles Meyers, President
President



STATE OF RHODE ISLAND
COUNTY OF PROVIDENCE

    	In Providence, in said County on the 10th day of December, 1998, before me personally appeared Ronald P. Chrzanowski, President of Capital Properties, Inc., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and he acknowledged said instrument by him executed to be his free act and deed and the free act and deed of said corporation.

				                            			/s/Gloria P. Hopkins
	                           							Notary Public
                            							Gloria P. Hopkins
                            							My Commission Expires June 23, 2001

STATE OF RHODE ISLAND
COUNTY OF PROVIDENCE

    	In Providence, in said County on the 9th day of December, 1998, before me personally appeared Charles Meyers, President of Metropark, Ltd., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and he acknowledged said instrument by him executed to be his free act and deed and the free act and deed of said corporation.

                            							/s/ Carolyn M. Bouchard
                            							Notary Public


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

Executed this 9th day of  December, 1998.


                        											/s/Charles Meyers
                        											Charles Meyers

                           EXHIBIT 10(b)(v)




                               LEASE

                              BETWEEN

                           METROPARK, LTD.

                               AND

                      CAPITAL PROPERTIES, INC.


                    DATED AS OF JANUARY 1, 1999




                       (COVERING PARCEL 7A)




















                                 III-6

                               L E A S E

    	THIS INDENTURE OF LEASE made as of the 1st day of January, 1999, by and between CAPITAL PROPERTIES, INC., a Rhode Island corporation (hereinafter referred to as "Landlord"), and METROPARK, LTD., a Rhode Island corporation (hereinafter referred to as "Tenant").

                   W I T N E S S E T H   T H A T:

    	In consideration of the rents, covenants and agreements to be paid, kept and performed by Tenant, as hereinafter provided, Landlord hereby demises and leases to Tenant, and Tenant hereby hires and takes from Landlord the real property known as the parking garage adjacent to the Providence train station located on Parcel 7A in the Capital Center, in Providence, Rhode Island, as shown on a plan attached to this Lease as Exhibit A (hereinafter called the "Premises").

    	TO HAVE AND TO HOLD the Premises, together with all rights, privileges, easements and appurtenances thereunto belonging and attaching, unto Tenant for a term (hereinafter called the "Term") commencing as of January 1, 1999, and ending on December 31, 1999.

    	This Lease is made upon the covenants and agreements herein set forth on the part of the respective parties, all of which the parties respectively agree to observe and comply with during the term hereof.

    	1. Rental.

      		During the term hereof, Tenant shall pay to Landlord an annual rental of One Hundred Twenty-three Thousand Six Hundred
($123,600) Dollars payable in monthly installments of Ten
Thousand Three Hundred ($10,300) Dollars on the first day of each month without offset, deduction or abatement.

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

      		Tenant will permit Landlord and its agents at all reasonable times during the term hereof to enter the Premises and examine the state of repair and condition thereof, and the use being made of the same. Landlord may also enter upon the Premises to perform any repairs or maintenance which Tenant has failed to perform hereunder, and to show the premises to prospective purchasers, tenants and mortgagees in such a fashion not to unreasonably interfere with Tenant's business operations.

    	6.	Repair and Maintenance.

      		Tenant will, at its own expense, from time to time and at all times during the term hereof, well and substantially repair, maintain, amend and keep the Premises, together with all fixtures and items of personal property used or useful in connection therewith, including the sprinkler system, with all necessary reparations and amendments whatsoever in as good order and condition as they now are or may be put in, reasonable wear and tear and damage by the elements and such unavoidable casualty against which insurance is not required hereunder excepted.
Tenant will maintain the signs on the Premises. Tenant will have the benefit of all warranties pertaining thereto. Landlord will be responsible for any capital replacement or improvement.

    	7.	Use.

      		Tenant shall use the Premises only for the operation of a parking garage and other accessories related to a parking garage which are approved by Landlord.

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

     			13.3.	Nothing in this lease contained shall be deemed or
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

       		Tenant represents that the Premises, has been examined by Tenant, and Tenant agrees that it will accept the same in the condition or state in which they, or any of them, now are, without representation or warranty, express or implied in fact or by law, by Landlord, and without recourse to Landlord as to the nature, condition or usability thereof, or the use or uses to which the Premises, or any part thereof, may be put.

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

	       	Tenant hereby acknowledges and agrees that it shall not record this Lease or any notice or memorandum of this Lease in any land evidence records or any other public record without the express prior written consent of Landlord. In the event of any such recording, Tenant shall be in default of this Agreement and Landlord shall have all rights and remedies available under law or in equity as a result of such recordation including, without limitation, the right to terminate this Lease.

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

    	27.	Permits.

       		Tenant, at its cost, shall obtain any necessary permits for the Premises from the City of Providence.

     28.	Parking Facility Operation and Maintenance Agreement.

	       	This lease is made subject to the terms and conditions set forth in the Parking Facility Operation and Maintenance
Agreement, which agreement is attached hereto as Exhibit B.

    	29.	Notices.

       		Whenever notice shall be given under this Lease, the same shall be in writing and shall be sent by certified or registered mail, return receipt requested as follows:

  			To the Landlord:            	100 Dexter Road
                           							East Providence, Rhode Island  02914

  			To the Tenant:              	c/o Charles Meyers
                           							56 Pine Street
                           							Providence, Rhode Island  02903

  			To the Tenant's	            	Charles Koutsogiane
  			  Attorney:	               		One Grove Avenue
                           							East Providence, Rhode Island  02914

or to such other address or addresses as each party may from time to time designate by like notice to the other. Said notice shall be valid and times begin to run hereunder upon receipt of the party to which said notice is given.

   		IN WITNESS WHEREOF, the parties hereto have caused these presents to be executed in duplicate as of the day and year first above written.

CAPITAL PROPERTIES, INC.	               METROPARK, LTD.

By/s/Ronald P. Chrzanowski            		By/s/Charles Meyers,
Ronald P. Chrzanowski	                  Charles Meyers, President
President


STATE OF RHODE ISLAND
COUNTY OF PROVIDENCE

    	In Providence, in said County on the 10th day of December, 1998, before me personally appeared Ronald P. Chrzanowski, President of Capital Properties, Inc., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and he acknowledged said instrument by him executed to be his free act and deed and the free act and deed of said corporation.

                                 							/s/Gloria P. Hopkins
                                  						Notary Public
                                 							Gloria P. Hopkins
                                 							My Commission Expires June 23, 2001



STATE OF RHODE ISLAND
COUNTY OF PROVIDENCE

    	In Providence, in said County on the 9th day of December, 1998, before me personally appeared Charles Meyers, President of Metropark, Ltd., to me known and known by me to be the person executing the foregoing instrument on behalf of said corporation, and he acknowledged said instrument by him executed to be his free act and deed and the free act and deed of said corporation.

                                 							/s/Carolyn M. Bouchard
                                 							Notary Public


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

Executed this 9th day of  December, 1998.


                          											/s/Charles Meyers
                          											Charles Meyers

                        CAPITAL PROPERTIES, INC.


                     ANNUAL REPORT TO SHAREHOLDERS


                                 1998






                                 III-7

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

PRESIDENT'S REPORT

In the accompanying financial statements, the Company is reporting a net loss of $201,000 for the calendar year 1998.

The Company's common stock is listed on the American Stock Exchange under the symbol "CPI". During 1998, the Company paid a dividend of $.10 per share on the Company's outstanding stock.

In 1988, the Company transferred the ownership of Providence and Worcester Railroad Company (Railroad) to the Company's shareholders. The Company received a promissory note in the amount of $9,377,000 payable over a period of twenty years with interest at 12% per year (reduced to 10% in 1995), prepayable at any time without penalty. On March 30, 1998, Railroad prepaid the note.

In March 1998, the Company relocated its offices to a building on the site of its petroleum storage facilities in East Providence, Rhode Island.


DOWNTOWN PROVIDENCE REAL ESTATE

The Company owns approximately 20.5 acres of land within the Capital Center Project area (Capital Center) in downtown Providence, Rhode Island, including
1.9 acres of air rights over Amtrak's Northeast Corridor (Boston to New York
City) railroad right of way. These properties, shown on the plan which appears on page 7 of this Report, are Parcels 2, 3S, 3W, 3E, 4W, 4E, 5, 6, 7A, 8 and
9. The Company also owns a 15,000 square foot parcel (Parcel 22) and a 3,000 square foot parcel (Parcel 21) which are located outside of, but immediately adjacent to, Capital Center.

The Company has entered into long-term land leases on several of its parcels with private developers and has entered into letters of intent on other parcels.

Parcel 2--Gateway Two Limited Partnership, an affiliate of Congress Group Ventures, Inc. (Congress Group) of Cambridge, Massachusetts, has entered into a long-term lease (95 years) with the Company for the northerly portion of the parcel for the construction of a Hilton hotel containing approximately 265 suites in conjunction with Corporex Companies, Inc., of Cincinnati, Ohio. Plans for the hotel have been approved by the Capital Center Commission. The term of the lease will not begin until the commencement of construction.

Parcel 3S--CFG Associates, L. P. (CFG) completed the construction of a 13-story office building containing approximately 235,000 square feet in 1990. The general partner in CFG is a subsidiary of Citizens Financial Group, Inc. whose commercial banking affiliate is the building's principal tenant and the building serves as its corporate headquarters. Citizens Financial Group, Inc. is, in turn, an affiliate of Royal Bank of Scotland. The lease terminates in 2087.

Parcel 4E--One Park Row East Corporation (One Park Row), an affiliate of First Quebec Corporation of Montreal, Canada, entered into a non-binding letter of intent with the Company in 1989 for the proposed construction of a 6-story office building containing approximately 95,000 square feet. The plans for this development have been approved by the Capital Center Commission, and all permits necessary to commence construction have been obtained. Construction will not commence until such time as One Park Row has identified tenants to occupy a significant portion of the building. One Park Row has been working with a local developer to identify such tenants, at which time the letter of intent will be supplanted by a formal land lease.

Parcel 4W--Homestead Village Incorporated (Homestead), a publicly-held corporation listed on the American Stock Exchange, entered into a letter of intent with the Company in March 1999 for the proposed construction of an extended-stay hotel containing approximately 140 units. It is anticipated that Homestead and the Company will enter into a lease for a term of 50 years.

Parcel 5--Parcel Five Limited Partnership completed the construction of an 8-story apartment building in 1991 containing approximately 454,000 square feet with 225 units. In May 1997, the apartment building was purchased and the lease assigned to AvalonBay Communities Inc. (AvalonBay), a real estate investment trust listed on the New York Stock Exchange. The lease terminates in 2142.

Parcel 6--AvalonBay has entered into a long-term lease (145 years) with the Company for the proposed construction of an apartment complex containing approximately 250 individual units with underground parking. AvalonBay will submit plans of this project for approval to the Capital Center Commission and seeks to enter into a tax stabilization agreement with the City of Providence. The term of the lease will not begin until the commencement of construction. The lease permits the Company to remove the western portion of Parcel 6 from under the lease without any reduction in rentals. The Company has been working with The Koffler Group (Koffler), a local developer, on the proposed construction of a 1,200 car public parking garage on the western portion.

Parcel 7A--The Company owns a below-grade parking garage containing 360 public parking spaces which is leased under a short-term arrangement. The garage is adjacent to the Amtrak rail passenger station.

Parcel 8--Gateway Eight Limited Partnership (Gateway Eight) completed the construction of a 4-story office building containing approximately 114,000 square feet in 1990. Gateway Eight is an affiliate of Congress Group. The lease terminates in 2090. The building is currently subleased by Dreyfus Corporation, which sublease expires December 31, 1999. It has been publicly announced that Gateway Eight is entering into a ten-year lease with Boston Financial Data Services, Inc., which will commence January 1, 2000.

Parcel 9--FC Acquisitions Associates, L.L.C. (FC), an affiliate of Forest City Ratner Companies of Brooklyn, New York, has entered into a long-term lease (149 years) with the Company for the construction of a building containing approximately 350,000 square feet of commercial space and a minimum of 200 public parking spaces. The lease provides a period of time within which FC may perform its due diligence, seek the approval of the plans for the project from the Capital Center Commission and enter into a tax stabilization agreement with the City of Providence. The term of this lease will not commence until construction begins.

Providence Place Mall, a regional shopping mall containing 1.2 million square feet of retail space and a 4,000 car garage, is under construction on a 13.2 acre site to the west of the Company's Parcel 9 in Capital Center (marked "PPM" on the plan). It is anticipated that the Mall will open in August 1999. The Mall's anchor stores include Nordstrom, Filene's and Lord & Taylor.

The parking garage on Parcel 7A and Parcels 3E, 3W, 4E, 4W, 6, 21 and 22 have been leased to a firm experienced in parking operations. These leases can be terminated on short notice as suitable development opportunities arise.

LITIGATION WITH THE CITY, STATE AND AMTRAK

Development of Parcels 2, 4E, 4W, 6 (for both the apartment complex and the public parking garage) and 9, as well as the proposed sublease on Parcel 8, are dependent upon resolution of the property tax dispute between the Company and the City of Providence.

In 1997 the City revalued the Company's properties within Capital Center (with the exception of Parcels 7A and 8 which were then under agreements with the City) and reached back six years to assess over $13,000,000 in back taxes, interest and penalties on the properties; through January 1999, this amount has increased to $16,918,000. The Company contends that this action by the City is both unprecedented and illegal. The Company contends that under Rhode Island law, tax assessments can only be changed as part of an overall City-wide reevaluation, the last of which occurred in 1987. Additionally, the Company contends that back taxes can only be assessed pursuant to a statute which does not apply in this situation.

The Company is also in dispute with the City over ownership of Parcel 9. Pursuant to the terms of an agreement dated January 16, 1987 between the City and the State of Rhode Island (City/State Agreement), the City was obligated to convey Parcel 9 to the State and to pay 50% of the costs for land acquisition for the then proposed River Relocation. Under a separate January 16, 1987 agreement between the Company and the State (CPI/State Agreement), the State was obligated to convey Parcel 9 to the Company. In 1989 the City conveyed Parcel 9 to the State and the State reconveyed Parcel 9 to the Company; contemporaneously, the Company purchased a title insurance policy covering Parcel 9. The City now claims that its execution of the City/State Agreement was invalid, the conveyance of Parcel 9 to the State was void, and hence the City is the true owner of Parcel 9. Moreover, in December 1998, the City adopted an ordinance authorizing the Providence Redevelopment Agency to condemn Parcel 9 as an "arrested," "blighted," and "substandard" parcel of land. The Company is contesting both the City's claim of ownership and the City's attempt to condemn Parcel 9.

The Company's dispute with the State concerns the 1987 condemnation of a portion of the Company's property by the State for River Relocation pursuant to the terms of the CPI/State Agreement. The State originally paid the Company $2,600,000 in condemnation proceeds and in 1997 the Rhode Island Superior Court awarded to the Company an additional $6,101,000 in condemnation proceeds as well as interest on the judgment through May 6, 1997 in the amount of $4,552,000. This judgment was affirmed by the Rhode Island Supreme Court in April 1998. The Company has yet to receive any money under this judgment. As discussed previously, pursuant to the terms of the City/State Agreement, the City and the State were to share equally in the cost of condemnation. Pursuant to the terms of the CPI/State Agreement, the Company was obligated to reimburse the State for the State's share of the cost of condemnation in return for the conveyance to the Company of Parcel 9. Notwithstanding that the State had sole authority to condemn for River Relocation, that under the CPI/State Agreement the State was the condemning authority, and that the Company was not a party to the City/State Agreement or any other pertinent agreement with the City, the State now contends that the Company must proceed solely against the City to recover the judgment.
The State also contends that the payment the Company made at the time of conveyance of Parcel 9 relieved the State of any further obligation under the CPI/State Agreement to the Company for the condemnation. Finally, the State contends that the Company waived its contract claims against the State. The Company contends that the State breached the CPI/State Agreement by refusing to pay the judgment, by unilaterally reducing the interest rate payable under the condemnation between the time the CPI/State Agreement was executed and the final judgment, by not conveying Parcel 9 to the Company in a timely fashion, and finally, if the City is correct as to the ownership of Parcel 9, the State has not fulfilled its portion of the CPI/State Agreement. The Company also contends that the CPI/State

Agreement, at most, requires the Company to repay to the State one-half of the condemnation award, but not the interest.

In December 1998, the Rhode Island Supreme Court directed that the various disputes between the Company, City and State be consolidated before a single justice of the Superior Court, and final briefs under various Cross Motions for Summary Judgment are scheduled to be filed by March 23, 1999. The Company expects a decision in these matters to be issued shortly thereafter. Any decision is subject to appeal to the Rhode Island Supreme Court.

The Company is also in dispute with Amtrak. As part of the Capital Center Project, the parties (the Company, State, City and Amtrak) each conveyed parcels of land in Capital Center so that each party had the land it needed for its designated functions within Capital Center. As part of this arrangement, the Company was conveyed approximately 1.9 acres of air rights over Amtrak's Northeast Corridor 19.3 feet above the top of rail within what is now designated as Parcel 6. The Company was also conveyed Parcel 7A for the construction of an underground parking garage. The parking garage and the railroad station were both constructed by the Federal Railroad Administration. Many of the facilities needed to service the railroad station were built within the confines of Parcel 7A. Over the years, the Company did not charge Amtrak for this intrusion on its properties, and over the years Amtrak assumed the cost of electricity provided to the underground parking garage. In 1997, Amtrak unilaterally refused to pay for the electricity and the Company brought suit in the Federal District Court seeking an Order requiring Amtrak to remove its facilities from Parcel 7A.

As previously mentioned, the Company has the right to remove the western portion of Parcel 6 from under the lease without any reduction in rent. The western portion consists of land located east of the air rights, the air rights, and land located west of the air rights which the Company purchased from the State in 1990. The Company is cooperating with Koffler to construct an approximate 1,200 car parking garage to be located on the western portion of Parcel 6, including the air rights. Recently, Amtrak erected towers within these air rights, the tops of which vary in height between 27 and 31 feet above top of rail. Additionally, Amtrak has notified the Company that it will be erecting a signal bridge within the air rights, all as part of the electrification of the Northeast Corridor. The Company is reviewing its options as to Amtrak's present and proposed intrusions upon the Company's properties.


CAPITAL TERMINAL COMPANY

Capital Terminal Company, a wholly-owned subsidiary, operates the Company's petroleum storage facilities. In June 1998, the Company entered into a short-term agreement for the warehousing of product in three of its tanks with Global Companies L.L.C. (Global) of Waltham, Massachusetts, 51% of which is owned by Yacimientos Petroliferos Fiscales SA (YPF), Argentina's largest company. Fifteen percent of YPF was recently acquired by Repsol SA, a Spanish oil company. In mid-September the Company and Global entered into a new agreement under which the Company operates the entire terminal facility for Global. The Company and Global are negotiating to extend the current arrangement for an additional three years plus options to extend on an annual basis.

In 1998, the tanks and associated piping were painted. During 1999, the Company will erect a new expanded truck rack which will be fully automated and will have both top and bottom loading capabilities; the Company has received approval from the East Providence Zoning Board of Appeals for this expansion.

TRI-STATE DISPLAYS, INC.

Tri-State Displays, Inc., another wholly-owned subsidiary, owns or controls various locations along interstate and primary highways in Rhode Island and Massachusetts which are leased for commercial advertising purposes to Chancellor Media Whiteco Outdoor Corporation (CMWO), a division of Chancellor Media of Dallas, Texas. These locations contain a total of 45 billboard faces, all of which are the large painted bulletins normally seen along interstate and primary highways. During 1998, CMWO erected two new billboard structures with two faces each; these were the first billboards constructed in conjunction with the Company since 1989. In addition, one billboard face was converted to a Tri-Vision board.

The Company and CMWO also identified five new billboard locations (ten faces) in Worcester, Massachusetts adjacent to the proposed relocated Route 146.
The Company has received approvals from the City's Zoning Board, Planning Board and Conservation Board. Permit applications for these five locations have been submitted to the Commonwealth of Massachusetts Outdoor Advertising Board for approval.

                                							Sincerely,

                                       /s/ Ronald P. Chrzanowski
                                							Ronald P. Chrzanowski
                                							President

March 18, 1999

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial condition:

In 1988, in accordance with a plan of distribution, the Company transferred the ownership of Providence and Worcester Railroad Company (Railroad) to the Company's shareholders. The Company and Railroad have a common controlling shareholder. As part of the plan, the Company received a promissory note in the amount of $9,377,000 payable over a period of twenty years with interest at 12% per year, (reduced to 10% in 1995) prepayable at any time without penalty. In March 1998, Railroad prepaid the note in full.

The Company's principal assets consist of land, a public parking garage, petroleum storage facilities (the Facilities) and outdoor advertising sites. A significant portion of the land consists of approximately 20.5 acres, including 1.9 acres of air rights, in downtown Providence, Rhode Island, held for development. At December 31, 1998, the Company is earning revenue from long-term land leases for three separate land parcels. One lease was amended in May 1997, extending the term thereof from 2092 to 2142, with no change in the rents due under the original term of the lease, and rents for the extended period to be calculated in accordance with the formulas set forth for the original term. The tenants of each parcel have constructed buildings which are substantially occupied.

As of December 31, 1998, the Company had entered into land leases for three additional land parcels with terms of 95, 145 and 149 years. Under the 95-year land lease, the developer proposes to construct a hotel containing approximately 265 suites with parking. Under the 145-year land lease, the developer proposes to construct an apartment complex containing approximately 250 individual units with underground parking. Under the 149-year land lease, the developer proposes to construct a building of approximately 350,000 square feet of commercial space and a minimum of 200 public parking spaces. All leases provide a period of time within which the developer may perform its due diligence, seek the approval of the plans for its complex from the Capital Center Commission and enter into a tax stabilization agreement with the City of Providence. There can be no assurance that the developers, individually or collectively, will be able to satisfy the conditions precedent to proceeding with the developments. Each developer's ability to obtain a tax stabilization agreement with the City of Providence may be adversely affected by the pending litigation between the City and the Company with respect to prior year taxes as discussed below. The Company is unable to determine at this time when construction will begin and therefore the time at which the term of each lease will commence.
The Company is engaged in discussions concerning the possible development of the remaining parcels but is unable to predict when leases on these parcels will commence. However, the Company will continue to lease all available parcels which are suitable for public surface parking under short-term cancelable leases. The Company anticipates that future development of the remaining properties will consist primarily of long-term ground leases under which the significant portion of future rental income will not be earned until the buildings are completed by the developers and occupied.

The Company leases to one tenant locations along interstate and primary highways in Massachusetts and Rhode Island for outdoor advertising purposes. At December 31, 1998, these locations contained a total of 45 billboard faces. The lease currently expires in 2025; however, the term of the lease is extended two years for each additional location added.

Certain of the Company's long-term land leases provide for scheduled rent increases over their terms which extend to the year 2142. In accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 13 (Accounting for Leases) and certain of its interpretations, the Company recognizes the rental income on the straight-line basis over the term of each lease; however, the Company does not report as income that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties. At December 31, 1998, the cumulative amount not reported as income is $11,152,000.

Effective September 1, 1998, the Company entered into a short-term arrangement with a petroleum company (Petroleum Company) under which the Company operates the entire Facilities for the Petroleum Company. The Company currently receives a monthly fee of approximately $78,000 and is responsible for labor, insurance, property taxes and other operating expenses. The Company and Petroleum Company are negotiating to extend the current arrangement for an additional three-year term plus options to extend on an annual basis with a minimum monthly fee of $67,000, increasing 4.5% annually during the extended term.

The Company manages its exposure to contamination, cleanup or similar costs associated with the Facilities through its adherence to established procedures for operations and equipment maintenance. In addition, the Company maintains what it believes to be adequate levels of insurance.

During 1999, the Company plans to construct a new expanded truck rack at the Facilities which will be fully automated and will have both top and bottom loading capabilities at an estimated cost of $1.5 million. The Company anticipates paying for the construction from available cash.

In management's opinion, the Company will continue to be able to generate adequate amounts of cash to meet substantially all of its expenditures.

On January 16, 1987, the Company entered into an Agreement with the State of Rhode Island (CPI/State Agreement) relating to the State of Rhode Island's obligation with respect to the condemnation of a portion of the Company's property in connection with the proposed River Relocation in Providence, Rhode Island. In November 1987, the State of Rhode Island (the State) condemned the property and paid the Company a condemnation award of $2,600,000. Under the CPI/State Agreement, the Company purchased another parcel of land (Disputed Parcel) from the State and was required to return to the State a portion of the condemnation award.

In April 1988, the Company filed a petition in the Rhode Island Superior
Court (Superior Court) for an increased condemnation award alleging that the award paid in 1987 was inadequate. In January 1992, the Superior Court awarded the Company an additional condemnation award of $401,000 plus interest from the date of the condemnation. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in February 1992, the Company appealed the decision of the Superior Court to the Rhode Island
Supreme Court (Supreme Court). In January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case. The case was retried in 1995.

In May 1997, the Superior Court entered final judgment awarding condemnation proceeds of $6,101,000 in favor of the Company and interest on the judgment through that date of $4,552,000. The State filed an appeal with the Supreme Court. On April 17, 1998, the Supreme Court entered an order affirming the judgment of the Superior Court. Interest continues to accrue on the judgment. The Supreme Court expressly stated that its decision was "without prejudice to any party seeking to enforce any contractual obligations that may be implicated by the enforcement of the Judgment."

The State filed several motions to prevent the Company from collecting the judgment, which now exceeds $11,500,000 including interest. The Superior Court denied the State's motions and ordered the State to pay the judgment by August 14, 1998. The State filed an appeal with the Rhode Island Supreme Court. In December 1998, the Supreme Court directed that this case, together with other disputes between the Company, the State and the City of Providence, be consolidated before a single justice of the Superior Court. This is more fully discussed below.

Under the CPI/State Agreement, the Company may be required to return to the State a portion of the award.

During 1995, the Company received notice from the City of Providence (the
City) of an increase in the assessed values of several of its parcels within Capital Center. The increase in the assessed values was not the result of a city-wide revaluation, pertained to 1995 and subsequent years, and resulted in an annual increase in property taxes of $265,000. The Company filed appeals for 1995 and 1996 but elected to make property tax payments as due pending the outcome of the appeals. During the fourth quarter of 1996, the City reduced the assessed value of one of the parcels, resulting in an abatement of property taxes of $107,000 for 1995 and a reduction in the tax of $115,000 for 1996 and subsequent years. The Company is unable to determine if the remaining appeals will result in an abatement of the property taxes for 1995 and subsequent years.

On August 18, 1997, the Company received from the City real property tax bills for taxes assessed as of December 31, 1996 reflecting an unexpected 200% increase in the assessed values of a majority of the Company's parcels within Capital Center, resulting in an annual increase in property tax expense of approximately $1,370,000. This increase was not part of a city-wide revaluation.

On August 21, 1997, the Company received from the City real property tax bills purporting to assess taxes for assessment years ending December 31, 1990 through December 31, 1995, based upon a $42,000,000 retroactive increase in the assessed values of these same properties. These increases were not part of a city-wide revaluation. The aggregate amount of such taxes as billed was approximately $7,100,000, which amount did not include any interest. The Company believes that the change in the assessed values is related to the March 1997 Superior Court decision that determined a 1987 value for certain properties condemned by the State in 1987.

The Company believes that the increase in the assessed values for 1997 and prior periods are illegal and on August 27, 1997 filed a lawsuit against the City in the Superior Court.

On October 14, 1997, the Company received from the City real property tax bills for the second quarter of 1997 indicating interest due on the 1996 assessment of $76,000 and interest due on the purported assessed taxes for the years 1990 through 1995 of $3,300,000. The City asserts that the parcels subject to the retroactive assessment were under-assessed in the prior assessment periods.

On November 14, 1997, the Company filed appeals of the 1997 real property tax bills.

On August 5, 1998, the Company received from the City real property tax bills for taxes assessed as of December 31, 1997, which taxes are based upon the assessed valuations as of December 31, 1996. The Company has appealed these assessments and on October 16, 1998, filed a lawsuit against the City in the Superior Court claiming that the increased assessments for 1998 are illegal. In December 1998, the Supreme Court directed that the property tax disputes with the City, title to the Disputed Parcel, and the condemnation case previously discussed be heard by a single justice of the Superior Court.

The real property tax bills received by the Company in January 1999 from the City indicate that there remains unpaid taxes of $11,645,000 and interest thereon of $5,273,000 for assessment dates of December 31, 1990 through 1997. Interest continues to accrue at the rate of 1 percent per month.

The Company, upon consultation with counsel, believes that its position with respect to these assessments will be sustained; however, such proceedings can be protracted and costly, and there can be no assurance that the Company will be successful in having the 1997 and 1998 increases or the retroactive assessments overturned. The failure of the Company to prevail in the proceedings contesting the retroactive increase in assessed values would have a material adverse effect on the Company's results of operations and financial condition and, while the Company believes, upon consultation with counsel, that the likelihood of such failure is remote, if a court were to require the Company to pay the retroactive assessments and related interest, the Company could be forced to seek the protection of the bankruptcy courts.

Pursuant to the terms of an agreement dated January 1987 between the City and the State (City/State Agreement), the City was obligated to convey the Disputed Parcel to the State. As discussed above, pursuant to the CPI/State Agreement, the State was obligated to reconvey the Disputed Parcel to the Company. In 1989, the City conveyed the Disputed Parcel to the State, and the State reconveyed the Disputed Parcel to the Company. Contemporaneously, the Company purchased a title insurance policy in the amount of $1,600,000 covering the Disputed Parcel.

The City now claims that its execution of the City/State Agreement was invalid, that its conveyance of the Disputed Parcel to the State was void, and hence the City is the true owner of the Disputed Parcel. Moreover, in December 1998, the City adopted an ordinance authorizing the Providence Redevelopment Agency to condemn the Disputed Parcel. The Company is contesting both the City's claim of ownership and the City's attempt to condemn the Disputed Parcel.

The Company, upon consultation with counsel, believes that its ownership of the Disputed Parcel will be affirmed and that the City will fail in any attempt to condemn this parcel.

This dispute with the City is included in the matters being heard by the single justice in the Superior Court as directed by the Supreme Court.

The Company's carrying value of the Disputed Parcel is $57,000. The Disputed Parcel's assessed value was increased to $7,909,000 by the City as more fully discussed above. The real property tax bill relating to the Disputed Parcel received in January 1999 from the City indicates that the unpaid taxes and interest total approximately $2,315,000 through that date.

In the consolidated case of all of the various disputes between the Company, City and State before a single justice of the Superior Court, final briefs under various Cross Motions for Summary Judgment are scheduled to be filed by March 23, 1999. The Company expects a decision in these matters to be issued shortly thereafter. Any decision is subject to appeal to the Supreme Court.

In both 1997 and 1998, the Company paid dividends of $.10 per share on the Company's outstanding common stock. The Company expects to be in a position to continue dividend payments on a semi-annual basis; however, the declaration of any dividend and the amount thereof will depend on the Company's future earnings, financial condition and other relevant factors.

In prior years, the Company had been classified as a personal holding company
(PHC) for federal income tax purposes. A PHC is subject to an additional tax of 39.6% on amounts classified as undistributed PHC income. This classification did not affect the Company's federal income tax liability because the Company made sufficient dividend distributions to shareholders. The Company is no longer classified as a PHC due principally to the present sources of the Company's revenue and does not expect to be classified as a PHC in future years.

Future cash outlays for income taxes will be a more significant portion of total tax expense and presently exceeds total tax expense for financial reporting purposes. This results principally from the recognition of rental income on a contractual basis for tax reporting purposes and additional depreciation claimed for financial reporting purposes.

The Company has determined that the "Year 2000" issue will not materially affect its business, financial condition or results of operations. The Company employs nine people. Substantially all of the leasing revenue is in the form of fixed monthly payments, and the operation of the Facilities is not dependent upon date-sensitive equipment. Should the Company experience a problem, it is entirely feasible to maintain its systems in a non-computer environment and continue to operate the Facilities.

Certain portions of this Annual Report to Shareholders, and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements, contain forward-looking statements which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectibility of the accrued rental income when due over the terms of the long-term land leases; changes in economic conditions that may affect either the current or future development on the Company's parcels; the final outcome of the condemnation and property tax litigation and the dispute over the ownership of a parcel in the Capital Center Project area; the extension of the current arrangement for the Facilities; and exposure to contamination, cleanup or similar costs associated with the operation of the Facilities.

Results of operations:

The Company's total income for 1998 increased 2% from the 1997 level.

The Company has adopted the provisions of FAS No. 131 (Disclosures about Segments of an Enterprise and Related Information) and has reported its revenues and expenses applicable to two operating segments--Leasing and Petroleum Storage Facilities.

Leasing revenue and expenses applicable to leasing decreased principally due to the fact that in 1998 revenues from the operation of the public parking garage were in the form of rental payments as opposed to customer receipts, and the Company no longer incurred the direct payroll and other expenses of operating the garage. The decrease in expenses was offset in part by increased legal fees in connection with the condemnation case and the property tax dispute with the City of Providence.

The increase in revenue from petroleum storage facilities resulted principally from fees received under the Company's agreement with an oil company in connection with the Wilkesbarre Pier and income from a short-term arrangement to operate the Facilities which commenced September 1, 1998. The increase in expenses applicable to petroleum storage facilities resulted principally from increased insurance costs and repairs and maintenance relating to the exterior painting of the entire terminal facilities.

The decrease in total interest income in 1998 from 1997 results from Railroad's prepaying its note in full in March 1998, which note provided for a 10% rate. The Company was not able to invest the proceeds at comparable rates.

The General and Administrative expenses for 1998 increased approximately 19% from the 1997 level due principally to payroll and related costs as a result of an increased number of employees and legal fees in connection with corporate planning matters.

Lefkowitz, Garfinkel, Champi & Derienzo P.C.
Certified Public Accountants/Business Consultants





INDEPENDENT AUDITORS' REPORT






Board of Directors
Capital Properties, Inc.
Providence, Rhode Island

We have audited the accompanying consolidated balance sheet of Capital Properties, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income (loss) and retained earnings and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.


                            /s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

March 18, 1999




10 Weybosset Street * Providence, Rhode Island 02903 * Tel (401) 421-4800
              1-800-927-LGCD * Fax (401) 421-0643

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1998


ASSETS



Properties and equipment (net of accumulated depreciation)		$	8,461,000
Cash and cash equivalents		                                 	 4,743,000
Receivables:
  Tenant property tax reimbursements	                    	     	214,000
  Income taxes		                                               	175,000
Accrued rental income		                                       	 499,000
Prepaid and other			                                            189,000
                                                           	$14,281,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses:
     Property taxes                                       		$  	600,000
     Other		                                                   	125,000
 	Deferred income taxes	                                  	  	1,173,000
                                                    	        	1,898,000

Contingencies (Note 2)

Shareholders' equity:
  Common stock, $1 par; authorized, issued and
    and outstanding 3,000,000 shares		                       	3,000,000
  Capital in excess of par		                                	 8,828,000
  Retained earnings                                            	555,000
                                               	            	12,383,000
                                                           	$14,281,000



See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                     1998 	        1997
Income:
  Revenues:
		  Leasing                                     		$1,908,000   	$2,081,000
  		Petroleum storage facilities, net of cost
     of product sold of $240,000 and $586,000
     in 1998 and	1997, respectively		                620,000        86,000
                                                			2,528,000	   	2,167,000
  Interest:
   	Providence and Worcester Railroad Company		       98,000      	409,000
  		Other		                                          167,000      	 35,000
  Arbitration award			                                           		120,000
                                                			2,793,000    	2,731,000
Expenses:
  Expenses applicable to:
   	Leasing		                                      1,148,000    	1,213,000
  		Petroleum storage facilities		                   948,000  	    533,000
  General and administrative	                  	  	1,033,000    	 	864,000
                                                	 	3,129,000     2,610,000
Income (loss) before income taxes		  	              (336,000)      121,000

Income tax expense (benefit):
  Current		                                          (22,000)     	138,000
  Deferred		                                      	 (113,000)      (74,000)
                                              	    	(135,000)       64,000

Net income (loss)		                                 (201,000)     	 57,000

Retained earnings, beginning		                     1,056,000   	 1,299,000

Dividends on common stock		                        	(300,000) 	  	(300,000)

Retained earnings, ending		                       $	 555,000   	$1,056,000

Basic earnings (loss) per share	                    	$(.07)        	$.02


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997


           	                                         1998      	     1997

Cash flows from operating activities:
   Net income (loss)                            		$	(201,000)    	$ 	57,000
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
     Depreciation	                                 	 347,000      		363,000
     Accrued rental income		                         (47,000)     		(82,000)
     Deferred income taxes		                        (113,000)    		 (74,000)
     Changes in assets and liabilities:
      Increase in:
       Receivables		   	                                          	(205,000)
	     	Prepaid and other		    	                                   	(301,000)
       Accounts payable and accrued expenses	        	39,000       		93,000
	     Decrease in:
	      Receivables                                 		133,000
      	Prepaid and other	                           	243,000
	     	Income taxes payable			         	                          	(128,000)
  Net cash provided by (used in) operating
    activities		 	                                   401,000  	   	(277,000)

Cash flows from investing activities:
  Purchase of properties and equipment		            (144,000)
 	Proceeds from:
    Collection of note receivable, Providence
     and Worcester Railroad Company	              	3,993,000       	219,000
    Maturities of temporary cash investments		                 	  		203,000
  Net cash provided by investing activities		     	3,849,000    	  	422,000

Cash used in financing activities, payment of
  dividends		                                      	(300,000)   	 	(300,000)

Increase (decrease) in cash and cash equivalents	 	3,950,000     	 (155,000)
Cash and cash equivalents, beginning		             	 793,000     	  948,000
Cash and cash equivalents, ending	               	$4,743,000     	$ 793,000


Supplemental disclosures, cash paid for
 income taxes	                                   	$  107,000	     $ 285,000


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997


1. Basis of presentation and summary of significant accounting policies:

Basis of presentation and principles of consolidation:

The accompanying consolidated financial statements include the accounts of Capital Properties, Inc. (the Company) and its wholly-owned subsidiaries, Tri-State Displays, Inc. and Capital Terminal Company. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Description of business:

The Company has adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 131 (Disclosures about Segments of an Enterprise and Related Information) which changes the manner in which the Company determines its operating business segments. FAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The provisions of FAS No. 131 result in the Company's reporting two operating segments:

     * the leasing of certain of its real estate interests in downtown Providence, Rhode Island, and locations along interstate and primary highways in Rhode Island and Massachusetts for outdoor advertising purposes; and

     *  the operation of its petroleum storage facilities (the
        Facilities) in East Providence, Rhode Island.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of a certificate of deposit and a short-term uninsured repurchase agreement which the Company routinely purchases, totaled $4,632,000 at December 31, 1998.

Properties and equipment:

Properties and equipment are stated at cost. Depreciation is being provided by the straight-line method over the estimated useful lives of the respective assets.

The Company follows the provisions of FAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of) which requires that property and equipment held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value and the estimated fair value of the asset.

Income taxes:

The Company and its subsidiaries file a consolidated Federal income tax return.

Income taxes are provided based on income reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

Leasing revenue:

The Company's properties leased to others are under operating leases. The Company reports leasing revenue when earned under the operating method.

Certain of the Company's long-term land leases provide for scheduled rent increases over their remaining terms (30 to 145 years). In accordance with the provisions of FAS No. 13 (Accounting for Leases) and certain of its interpretations, the Company is recognizing leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as income that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.


2.	Litigation with the State of Rhode Island and the City of Providence:

Condemnation case:

On January 16, 1987, the Company entered into an Agreement with the State of Rhode Island (CPI/State Agreement) relating to the State of Rhode Island's obligation with respect to the condemnation of a portion of the Company's property in connection with the proposed River Relocation in Providence, Rhode Island. In November 1987, the State of Rhode Island (the State) condemned the property and paid the Company a condemnation award of $2,600,000. Under the CPI/State Agreement, the Company purchased another parcel of land (Disputed Parcel) from the State and was required to return to the State a portion of the condemnation award.

In April 1988, the Company filed a petition in the Rhode Island Superior Court (Superior Court) for an increased condemnation award alleging that the
award paid in 1987 was inadequate.   In

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1998 AND 1997


2.	Litigation with the State of Rhode Island and the City of Providence
   (continued):

Condemnation case (continued):

January 1992, the Superior Court awarded the Company an additional condemnation award of $401,000 plus interest from the date of the condemnation. The Company had asserted in the Superior Court that it was entitled to an additional condemnation award in excess of $6,000,000 plus interest, and accordingly, in February 1992, the Company appealed the decision of the Superior Court to the Rhode Island Supreme Court (Supreme Court). In January 1994, the Supreme Court overturned the Superior Court decision and returned the matter to the Superior Court for a retrial of the case. The case was retried in 1995.

In May 1997, the Superior Court entered final judgment awarding condemnation proceeds of $6,101,000 in favor of the Company and interest on the judgment through that date of $4,552,000. The State filed an appeal with the Supreme Court. On April 17, 1998, the Supreme Court entered an order affirming the judgment of the Superior Court. Interest continues to accrue on the judgment. The Supreme Court expressly stated that its decision was "without prejudice to any party seeking to enforce any contractual obligations that may be implicated by the enforcement of the Judgment."

The State filed several motions to prevent the Company from collecting the judgment, which now exceeds $11,500,000 including interest. The Superior Court denied the State's motions and ordered the State to pay the judgment by August 14, 1998. The State filed an appeal with the Supreme Court.
In December 1998, the Supreme Court directed that this case, together with other disputes between the Company, the State and the City of Providence, be consolidated before a single justice of the Superior Court. This is more fully discussed below.

Under the CPI/State Agreement, the Company may be required to return to the State a portion of the award.

Property tax dispute with the City of Providence:

During 1995, the Company received notice from the City of Providence (the
City) of an increase in the assessed values of several of its parcels within Capital Center. The increase in the assessed values was not the result of a city-wide revaluation, pertained to 1995 and subsequent years, and resulted in an annual increase in property taxes of $265,000. The Company filed appeals for 1995 and 1996 but elected to make property tax payments as due pending the outcome of the appeals. During the fourth quarter of 1996, the City reduced the assessed value of one of the parcels, resulting in an abatement of property taxes of $107,000 for 1995 and a reduction in the tax of $115,000 for 1996 and subsequent years. The Company is unable to determine if the remaining appeals will result in an abatement of the property taxes for 1995 and subsequent years.

On August 18, 1997, the Company received from the City real property tax bills for taxes assessed as of December 31, 1996 reflecting an unexpected 200% increase in the assessed values of a majority of the Company's parcels within Capital Center, resulting in an annual increase in property tax expense of approximately $1,370,000. This increase was not part of a city-wide revaluation.

On August 21, 1997, the Company received from the City real property tax bills purporting to assess taxes for assessment years ending December 31, 1990 through December 31, 1995, based upon a $42,000,000 retroactive increase in the assessed values of these same properties. These increases were not part of a city-wide revaluation. The aggregate amount of such taxes as billed was approximately $7,100,000, which amount did not include any interest. The Company believes that the change in the assessed values is related to the March 1997 Superior Court decision that determined a 1987 value for certain properties condemned by the State in 1987.

The Company believes that the increase in the assessed values for 1997 and prior periods are illegal and on August 27, 1997 filed a lawsuit against the City in the Superior Court.

On October 14, 1997, the Company received from the City real property tax bills for the second quarter of 1997 indicating interest due on the 1996 assessment of $76,000 and interest due on the purported assessed taxes for the years 1990 through 1995 of $3,300,000. The City asserts that the parcels subject to the retroactive assessment were under-assessed in the prior assessment periods.

On November 14, 1997, the Company filed appeals of the 1997 real property tax bills.

On August 5, 1998, the Company received from the City real property tax bills for taxes assessed as of December 31, 1997, which taxes are based upon the assessed valuations as of December 31, 1996. The Company has appealed these assessments and on October 16, 1998, filed a lawsuit against the City in the Superior Court claiming that the increased assessments for 1998 are illegal. In December 1998, the Supreme Court directed that the property tax disputes with the City, title to the Disputed Parcel, and the condemnation case previously discussed be heard by a single justice of the Superior Court.

The real property tax bills received by the Company in January 1999 from the City indicate that there remains unpaid taxes of $11,645,000 and interest thereon of $5,273,000 for assessment dates of December 31, 1990 through 1997. Interest continues to accrue at the rate of 1 percent per month.

The Company is reporting for financial statement purposes (and paying) property taxes based on the 1994 and 1995 assessed valuations while it pursues its lawsuits and its administrative appeals. City of Providence property tax expense reported on the accompanying consolidated statements of income (loss) and retained earnings totaled $782,000 for both 1998 and 1997.

The Company, upon consultation with counsel, believes that its position with respect to these assessments will be sustained; however, such proceedings can be protracted and costly, and there can be no assurance that the Company will be successful in having the 1997 and 1998 increases or the retroactive assessments overturned. The failure of the Company to prevail in the proceedings contesting the retroactive increase in assessed values would have a material adverse effect on the Company's results of operations and financial condition and, while the Company believes, upon consultation with counsel, that the likelihood of such failure is remote,

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1998 AND 1997


2. 	Litigation with the State of Rhode Island and City of Providence
    (continued):

Property tax dispute with the City of Providence (continued):

if a court were to require the Company to pay the retroactive assessments and related interest, the Company could be forced to seek the protection of the bankruptcy courts.

Dispute over ownership of Disputed Parcel:

Pursuant to the terms of an agreement dated January 1987 between the City and the State (City/State Agreement), the City was obligated to convey the Disputed Parcel to the State. As discussed above under the heading "Condemnation Case," pursuant to the CPI/State Agreement, the State was obligated to reconvey the Disputed Parcel to the Company. In 1989, the City conveyed the Disputed Parcel to the State, and the State reconveyed the Disputed Parcel to the Company. Contemporaneously, the Company purchased a title insurance policy in the amount of $1,600,000 covering the Disputed Parcel.

The City now claims that its execution of the City/State Agreement was invalid, that its conveyance of the Disputed Parcel to the State was void, and hence the City is the true owner of the Disputed Parcel. Moreover, in December 1998, the City adopted an ordinance authorizing the Providence Redevelopment Agency to condemn the Disputed Parcel. The Company is contesting both the City's claim of ownership and the City's attempt to condemn the Disputed Parcel.

The Company, upon consultation with counsel, believes that its ownership of the Disputed Parcel will be affirmed and that the City will fail in any attempt to condemn this parcel.

This dispute with the City is included in the matters being heard by the single justice of the Superior Court as directed by the Supreme Court.

The Company's carrying value of the Disputed Parcel is $57,000. The Disputed Parcel's assessed value was increased to $7,909,000 by the City as more fully discussed above under the heading "Property Tax Dispute with the City of
Providence."   The real property tax bill relating to the Disputed Parcel received in January 1999 from the City indicates that the unpaid taxes and interest total approximately $2,315,000 through that date.

Consolidated case:

In the consolidated case of all of the various disputes between the Company, City and State before a single justice of the Superior Court, final briefs under various Cross Motions for Summary Judgment are scheduled to be filed by March 23, 1999. The Company expects a decision in these matters to be issued shortly thereafter. Any decision is subject to appeal to the Supreme Court.

3. Properties and equipment:


    	Properties on lease or held for lease:
    	  Land and land improvements	                	$ 4,206,000
    	  Parking garage		                          	   2,500,000
                                               			   6,706,000

    	Petroleum storage facilities:
       Land	                                     	   2,175,000
   	   Buildings and structures		                     	386,000
   	   Tanks and equipment	                        		4,203,000
                                                 	  	6,764,000

    	Office equipment		                               	 89,000
                                                 		 13,559,000
    	Less accumulated depreciation:
   	   Properties on lease or held for lease		        	675,000
   	   Petroleum storage facilities	               		4,342,000
   	   Office equipment		                           	   81,000
                                                  		 5,098,000
                                                  	$ 8,461,000

4.  Note receivable, Providence and Worcester Railroad Company:

In 1988, in accordance with a plan of distribution, the Company transferred the ownership of Providence and Worcester Railroad Company (Railroad) to the Company's shareholders. The Company and Railroad have a common controlling shareholder. As part of the plan, the Company received a promissory note in the amount of $9,377,000 payable over a period of twenty years with interest at 12% per year, (reduced to 10% in 1995) prepayable at any time without penalty. In March 1998, Railroad prepaid the note in full.


5.    Description of leasing arrangements:

As lessor:

At December 31, 1998, the Company had entered into long-term land leases for six separate land parcels, three of which will not commence until construction begins. One lease was amended in May 1997, extending the term thereof from 2092 to 2142, with no change in the rents due under the original term of the lease, and rents for the extended period to be calculated in accordance with the formulas set forth for the original term. The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 30 years and for public parking purposes under short-term cancelable leases.

For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $11,651,000 through December 31, 1998. Management has concluded that a portion of the excess of straight-line over contractual rentals ($499,000 at December 31, 1998) is realizable when payable over the terms of the leases.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1998 AND 1997


5.  	Description of leasing arrangements (continued):

As lessor (continued):

Minimum future contractual rental payments to be received from noncancellable leases as of December 31, 1998 are:

     	 	Year ending December 31,
               	1999		                   $ 	1,321,000
               	2000		                     	1,411,000
               	2001		                     	1,433,000
               	2002		                     	1,464,000
               	2003		                     	1,486,000
              		2004 to 2142		           	185,166,000
                                       		$192,281,000

In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon.

Several leases provide that the tenants reimburse the Company for property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of income
(loss) and retained earnings.  These reimbursements totaled  $377,000 and $348,000 in 1998 and 1997, respectively.

As lessee:

The Company leases certain properties for outdoor advertising purposes under noncancellable leases which expire at various dates to 2005. In most cases, management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Rent expense (including the Company's corporate offices through February 1998) amounted to $51,000 and $96,000 in 1998 and 1997, respectively. Future minimum lease payments under noncancellable leases at December 31, 1998 are as follows: 1999, $40,000; 2000, $26,000; 2001, $17,000; 2002, $12,000; 2003, $13,000 and thereafter,
$30,000.


6. Income taxes:

A reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income (loss) before income taxes is as follows:


                                                      1998         1997
   	Computed "expected" tax expense (benefit)	 	   $(114,000)  	$	41,000
   	Increase (decrease) in taxes  resulting from:
  	   State income tax, net of Federal income
       tax benefit		                                  (2,000)    	11,000
   	  Other		                                        (19,000)    	12,000
                                                  	$(135,000)	  $	64,000

Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at December 31, 1998 were as follows:


  		Gross deferred tax liabilities:
 		   Property having a financial statement basis
		     in excess of its tax basis	                         	 $1,195,000
 		   Accrued rental income	                             	      199,000
	                                                             1,394,000
	  	Gross deferred tax assets, principally professional
      fees in connection with condemnation case
      (see Note 2)	                                   	        (221,000)
                                                 	           $1,173,000


7. Petroleum storage facilities:

Environmental incident:

In 1994, a leak was discovered in a 25,000 barrel storage tank at the Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to the appropriate environmental agency (the Agency). To date, monitoring wells have shown no ground water contamination, and the leak has been contained in the soil under the tank. The Company's engineering consultants (the Consultants) are working with the Agency to determine the extent of remediation. The Consultants proposed several acceptable options and determined a range of estimated costs (including professional fees) to be $40,000 (for the capping of the contaminated area) to $405,000 (for the complete removal of the contaminated soil and its off-site disposal). The Agency has advised the Company that it will accept the capping of the contaminated area as an appropriate remediation measure, subject to the placement of a notice on the Company's deed describing the location of the contaminated area. The Company has provided for the estimated costs to remediate the contaminated soil by reporting a liability of $40,000, which amount is included in accrued expenses, other on the accompanying consolidated balance sheet.

Arbitration award:

The Company's Facilities were leased to an operator (the Operator) from October 1, 1991 through September 30, 1996. At the termination of the lease, there were several disputes between the Operator and the Company as to amounts owed by the Operator. In accordance with the provisions of the lease, the matter was submitted to arbitration. In August 1997, the arbitrator awarded the Company $184,000 with respect to all claims. The Company recorded the arbitration award in the accompanying consolidated statement of income and retained earnings for 1997 as follows:


     	Award		                                             $184,000
     	Application against receivable from Operator	       	(42,000)
    		Amount payable to Operator for refund of 1996
   		   property tax paid in advance		                     (22,000)
                                                       	  $120,000

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1998 AND 1997


7.	Petroleum storage facilities (continued):

Wilkesbarre Pier:

The Wilkesbarre Pier (the Pier) is a deep-water pier in East Providence,
Rhode Island, which is integral to the operation of the Facilities. The Pier and the Facilities are connected by two petroleum pipelines. In 1995, the Company and Railroad (the owner of the Pier) entered into an agreement which, among other provisions, gave the Company the right to acquire the Pier for $1.

Effective January 1, 1998, Railroad and a company which uses the Pier to off-load product (Oil Company) entered into an agreement (the Agreement) whereby Oil Company agreed to pay annual fees for five years, which range from $185,000 to $235,000. Under the terms of the Agreement, the owner of the Pier is not required to make any repairs to the Pier. The Agreement may be terminated by Oil Company upon ninety (90) days' notice only in the event of a failure of a component of the Pier that the owner does not repair.

In January 1998, the Company exercised its right and acquired the Pier; and Railroad assigned its rights under the Agreement to the Company.

Included in revenues, petroleum storage facilities on the accompanying consolidated statement of loss and retained earnings for 1998 is $185,000 of fees paid by Oil Company.

Pipeline rights:

A trust for the benefit of the Company's controlling shareholder (the Trust) was party to an agreement (the Pipeline Agreement) with respect to the use of the two petroleum pipelines which connect the Pier to the Facilities. Since February 1983, the Company and any operator of its Facilities have had the right to use the pipelines for the transportation of petroleum products in consideration for which the Company assumed all of the Trust's obligations for repair and maintenance under the Pipeline Agreement and agreed to pay to the Trust a fee based upon the number of barrels of product transported through the pipelines. In 1997, the Company paid $20,000 to the Trust and was not required to make any payment with respect to maintenance and other expenses.

In December 1997, the Trust entered into an agreement with the owner of the two petroleum pipelines (Pipeline Company), under which Pipeline Company released the Trust from liability in connection with the pipelines for any costs incurred by Pipeline Company prior to the date of the agreement. Further, under the agreement the Trust is responsible for its proportionate share of any future repair or replacement to the pipelines in excess of $25,000.

The Company had the option to purchase the rights of the Trust under the Pipeline Agreement and exercised its option in January 1998, acquiring all rights of the Trust for $50,000, which amount is included in properties and equipment on the accompanying consolidated balance sheet.

Current operations:

During 1997 and the first half of 1998, the Company purchased petroleum products which it stored and resold at the Facilities and leased storage tanks under short-term arrangements for the warehousing of petroleum products. Effective September 1, 1998, the Company entered into a short-term arrangement with a petroleum company (Petroleum Company) under which the Company operates the entire Facilities for the Petroleum Company. The
Company currently receives a monthly fee of approximately $78,000 and is responsible for labor, insurance, property taxes and other operating expenses. The Company and the Petroleum Company are negotiating to extend the current arrangement for an additional three-year period plus options to extend on an annual basis.


8.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum Storage Facilities.

The Leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (to tenants that have constructed buildings thereon) and locations along interstate and primary highways in Rhode Island and Massachusetts (to a company which has constructed outdoor advertising boards thereon). The Company anticipates that the future development of its remaining properties will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels and an adjacent parking garage for public parking purposes under short-term cancelable leasing arrangements.

The Petroleum Storage Facilities segment presently consists of operating the Facilities in East Providence under a short-term arrangement at a fixed monthly rate for the Petroleum Company which stores and distributes petroleum products. The Company and the Petroleum Company are negotiating to extend the current arrangement for an additional three-year period plus options to extend on an annual basis.

The principal difference between the two segments relates to the nature of the operations. The tenants in the Leasing segment incur substantially all of the development and operating costs of the asset constructed on the Company's land, whereas the Company is responsible for the operating and maintenance expenditures of the Facilities.

The Company makes decisions relative to the allocation of resources and evaluates performance based on income before income taxes, excluding interest and other income, and certain corporate expenses. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

There are no inter-segment revenues. The Company did not incur interest expense during the two years ended December 31, 1998.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1998 AND 1997


8.	Operating segment disclosures (continued):

The following financial information is used by the chief operating decision maker for making operating decisions and assessing performance of the Company's segments:


                                                     Petroleum
                                  									           Storage
                                    	   Leasing 	   Facilities	    Total
Year ended December 31, 1998:
Revenues:
  Contractual	                        	$1,861,000  	$ 	620,000  	$2,481,000
 	Noncash, excess of straight-line
   over contractual rentals			             47,000		                  47,000
                                     		$1,908,000	  $  620,000	  $2,528,000

Interest income	                      	$   ---		    $  ---	     	$   ---

Depreciation	                         	$	  63,000  	$	 276,000  	$ 	339,000

Income (loss) before income taxes		    $	 760,000	  $	(328,000) 	$	 432,000

Assets	                               	$6,866,000	  $2,562,000  	$9,428,000

Expenditures for properties and
  equipment                          		$   ---	    	$	 136,000  	$ 	136,000


Year ended December 31, 1997:
Revenues:
  Contractual	                        	$1,999,000	  $	  86,000  	$2,085,000
 	Noncash, excess of straight-line
   over contractual rentals	             		82,000	                			82,000
                                       $2,081,000	  $   86,000	  $2,167,000

Interest income                      		$   ---	    	$   ---	    	$   ---

Depreciation                         		$	  63,000  	$ 	292,000	  $	 355,000

Income (loss) before income taxes	    	$ 	868,000  	$	(447,000) 	$ 	421,000

Assets		                               $6,954,000	  $3,014,000	  $9,968,000

Expenditures for properties and
  equipment                          		$   ---		    $   ---	    	$   ---


The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements:


                                         	       1998		       1997
Income:
		Revenues for operating segments	          	$	2,528,000  	$	2,167,000
		Interest income                             			265,000     		444,000
		Arbitration award				                                       	120,000
			Total consolidated income	               	$	2,793,000  	$	2,731,000

Depreciation:
		Depreciation for operating segments      		$	  339,000  	$	  355,000
		Unallocated corporate depreciation		            	8,000	       	8,000
			Total consolidated depreciation		         $  	347,000  	$  	363,000

Income (loss) before income taxes:
		Income for operating segments            		$	  432,000  	$  	421,000
		Interest income		                              265,000	     	444,000
		Arbitration award				                                       	120,000
		Unallocated corporate expenses			           (1,033,000)    	(864,000)
			Total consolidated income (loss)
	   before income taxes	                    	$ 	(336,000) 	$	  121,000

Assets:
 	Assets for operating segments	            	$	9,428,000  	$	9,968,000
		Corporate cash and cash equivalents		       	4,632,000	     	568,000
		Note and interest receivable, Providence
			and Worcester Railroad Company				                       	4,026,000
		Income tax receivable		                       	175,000	     	152,000
		Arbitration award receivable				                            	110,000
		Other unallocated amounts			                    46,000	      	32,000
			Total consolidated assets	               	$14,281,000	  $14,856,000

Expenditures for properties and equipment:
		Expenditures for operating segments	      	$  	136,000  	$    ---
		Unallocated corporate expenditures			            8,000
			Total consolidated expenditures		         $	  144,000  	$    ---


CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1998 AND 1997


8.	Operating segment disclosures (continued):


The following table sets forth the percentage of revenue from major customers to total consolidated revenue:

                                    			       1998		        1997
     	Leasing segment:
		       A                                    23.9%	        15.3%
       		B	                                  	21.9	         22.5
       		C                                  		11.9	         13.9
       		D                                  		11.4         	13.3
                                             	69.1	         65.0
     	Petroleum Storage Facilities
       segment (one	customer)	               	18.7
       		    Total                          		87.8%	        65.0%


9.	Fair value of financial instruments:

The carrying amounts of the Company's financial instruments approximate their fair values at December 31, 1998, due to the short maturities of cash and cash equivalents, receivables and accounts payable and accrued expenses.

                          DIRECTORS AND OFFICERS

                        OF CAPITAL PROPERTIES, INC.

Robert H. Eder, Director          	Chairman of Capital Properties, Inc.
	Chairman


Ronald P. Chrzanowski, Director   	President of Capital Properties, Inc.
  	President


Barbara J. Dreyer, Treasurer      	Treasurer of Capital Properties, Inc.


Stephen J. Carlotti, Secretary	    Attorney, Hinckley, Allen & Snyder
                                 		Providence, Rhode Island


James H. Dodge, Director	          Chairman of  Providence Energy
                                			Corporation
                                  	Providence, Rhode Island


Harold J. Harris, Director	        President of Wm. H. Harris, Inc.
                                			(Retailer)
                                 		Providence, Rhode Island


Henry S. Woodbridge, Jr., Director	Consultant
                                  	Pomfret, Connecticut




TRANSFER AGENT	                    INDEPENDENT AUDITORS

American Stock Transfer &         	Lefkowitz, Garfinkel, Champi &
& Trust Company                   	DeRienzo P.C.
40 Wall Street                    	10 Weybosset Street
New York, New York  10005         	Providence, Rhode Island  02903


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


                                  Trading Prices       Dividends
                               High            Low        Paid

	     1998
     	1st Quarter		            8  5/8          7	          .00
     	2nd Quarter		            8  7/8		        8  1/8    	 .05
     	3rd Quarter            		8 13/16       		6 13/16	    .00
     	4th Quarter            		7  1/4        		5  7/8    	 .05

     	1997
     	1st Quarter	            	4  1/4	        	2  7/8     	.00
     	2nd Quarter            		6  1/4	        	3 15/16    	.05
     	3rd Quarter	            	6  5/8	        	5  1/2	     .00
     	4th Quarter            		6  7/8	        	6          	.05


At March 1, 1999 there were 457 holders of record of the Company's common stock.

                            EXHIBIT 21




            CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

                   SUBSIDIARIES OF THE ISSUER

                     (AS OF MARCH 1, 1999)


     Subsidiary                         		State of
                                       Incorporation

     Tri-State Displays, Inc.          	Rhode Island

     Capital Terminal Company           Rhode Island

                               III-8

                              EXHIBIT 22

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


                                         CAPITAL PROPERTIES, INC.

                                         By /s/ Ronald P. Chrzanowski
                                         Ronald P. Chrzanowski
                                         President and Principal
                                         Executive Officer

Dated:  March 23, 1999




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


Signature

/s/ Robert H. Eder                      March 24, 1999
Robert H. Eder
Chairman and Director


/s/Ronald P. Chrzanowski                March 23, 1999
Ronald P. Chrzanowski
President and Director
(Principal Executive Officer)


/s/ Barbara J. Dreyer				               March 23, 1999
Barbara J. Dreyer
Treasurer, Principal Financial Officer
and Principal Accounting Officer


/s/ James H. Dodge                      March 23, 1999
James H. Dodge, Director



