Form 10QSB
period 1999-03-31
CAPITAL PROPERTIES INC /RI/
filed 1999-05-07
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                            FORM 10-QSB

  X	 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      		SECURITIES EXCHANGE ACT OF 1934
		    For the quarterly period ended March 31, 1999

	    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		    For the transition period from 		 to

Commission File Number  0-9380

                         CAPITAL PROPERTIES, INC.
(Exact name of small business issuer as specified in its charter)

         Rhode Island				 	                  		05-0386287
(State or other jurisdiction of  	    IRS Employer Identification No.
 incorporation or organization)

         100 Dexter Road, East Providence, Rhode Island 	02914
                (Address of principal executive offices)


                      					(401) 435-7171
                    (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X      No

State the number of shares outstanding of each of the Issuer's classes common equity, as of the latest practicable date:

As of April 30, 1999, the Issuer had 3,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes
No  X

                                 PART I

Item 1.  Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 1999
(Unaudited)

ASSETS

Properties and equipment (net of accumulated depreciation)		$	8,609,000
Cash and cash equivalents		                                 	 4,893,000
Receivables:
  Tenant property tax reimbursements		                         	216,000
  Income taxes			                                                92,000
  Other	                                                       		10,000
Accrued rental income		                                       	 502,000
Prepaid and other		                                            	156,000
        	                                                   $14,478,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 	Accounts payable and accrued expenses:
   Property taxes	                                         	$  	602,000
   Other	                                                      	227,000
 	Deferred income taxes		                                    	1,162,000
                                                    	        	1,991,000

Contingencies (Note 2)

Shareholders' equity:
  Common stock, $1 par; authorized, issued and
   and outstanding 3,000,000 shares		                        	3,000,000
  Capital in excess of par		                                	 8,828,000
  Retained earnings	                                           	659,000
                                                    	       	12,487,000
                                                    	       $14,478,000


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)

                                             	       1999         1998
Income:
  Revenues:
 		Leasing	                                       	$	494,000	   $	438,000
	 	Petroleum storage facilities, net of cost of
    product sold of $62,000 in 1998	            	    341,000 	    	50,000
			                                                  835,000	     488,000
  Interest:
  	Providence and Worcester Railroad Company		                    	98,000
 		Other		 	                                          48,000     	 	9,000
                                                  			883,000   	 	595,000

Expenses:
  Expenses applicable to:
 		Leasing		                                         321,000     	249,000
 		Petroleum storage facilities	               	     168,000 	    177,000
  General and administrative	                    	  	221,000 	   	355,000
                                         	 	         710,000 	   	781,000

Income (loss) before income taxes	                	 	173,000    	(186,000)

Income tax expense (benefit)                         	69,000   		 (68,000)

Net income (loss)		                                $	104,000	   $(118,000)

Basic earnings (loss) per common share		              $ .03	       $(.04)

Dividends on common stock                           		$ -0-       	$ -0-


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)

	                                                   1999 	     1998
Cash flows from operating activities:
  Net income (loss)	                           	$  104,000	  $ (118,000)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation	                                 	 20,000	     	86,000
   	Deferred income taxes		                        (11,000)		   (24,000)
    Other, principally net changes in
     receivables, prepaids, accounts payable
     and	accrued expenses		                     	   93,000	    	121,000
   Net cash provided by operating activities		 	   206,000   	  	65,000

Cash flows from investing activities:
  Purchase of properties and equipment	           	(56,000)	   	(96,000)
 	Proceeds from collection of note receivable,
	 	Providence and Worcester Railroad Company	   				          3,993,000
 	Net cash provided by (used in) investing
   activities		                                   	(56,000	  	3,897,000

Increase in cash and cash equivalents	            	150,000  		3,962,000
Cash and cash equivalents, beginning	         	  4,743,000     	793,000
Cash and cash equivalents, ending		             $4,893,000  	$4,755,000


Supplemental disclosures, cash paid for
  income taxes                                  		$  -0-       	$  -0-


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)


1.     Basis of presentation:

The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The real property tax bills received by the Company in April 1999 from the City indicate that there remains unpaid taxes of $11,645,000 and interest Thereon of $5,589,000 for assessment dates of December 31, 1990 through 1997. Interest continues to accrue at the rate of 1 percent per month.

The Company is reporting for financial statement purposes (and paying) property taxes based on the 1994 and 1995 assessed valuations while it pursues its lawsuits and its administrative appeals. City of Providence property tax expense reported on the accompanying consolidated statements of income (loss) totaled $195,000 and $206,000 for 1999 and 1998, respectively.

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

The Company's carrying value of the Disputed Parcel is $57,000. The Disputed Parcel's assessed value was increased to $7,909,000 by the City as more fully discussed above under the heading "Property Tax Dispute with the City of
Providence."   The real property tax bill relating to the Disputed Parcel received in April 1999 from the City indicates that the unpaid taxes and interest total approximately $2,350,000 through that date.

Consolidated case:

In the consolidated case of all of the various disputes between the Company, City and State before a single justice of the Superior Court, final briefs under various Cross Motions for Summary Judgment have been filed. The Company expects a decision in these matters to be issued shortly. Any decision is subject to appeal to the Supreme Court.

4.   Properties and equipment:

    	Properties on lease or held for lease:
	     Land and land improvements	                    	$4,206,000
   	  Parking garage	                             		   2,500,000
                                                 			   6,706,000

    	Petroleum storage facilities:
      Land		                                           2,175,000
  	   Buildings and structures			                        474,000
  	   Tanks and equipment	                           		4,283,000
                                                  	    6,932,000

    	Office equipment		                                 	 89,000
                                                   		 13,727,000
    	Less accumulated depreciation:
  	   Properties on lease or held for lease	           		691,000
  	   Petroleum storage facilities		                  	4,345,000
  	   Office equipment	                             	 	   82,000
                                                  	  	 5,118,000
                                                    	 $8,609,000

5.    Note receivable, Providence and Worcester Railroad Company:

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


6.    Description of leasing arrangements:

At March 31, 1999, the Company had entered into long-term land leases for six separate land parcels, three of which will not commence until construction begins. One lease was amended in May 1997, extending the term thereof from 2092 to 2142, with no change in the rents due under the original term of the lease, and rents for the extended period to be calculated in accordance with the formulas set forth for the original term. The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 30 years and for public parking purposes under short-term cancelable leases.

For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $11,866,000 through March 31, 1999. Management has concluded that a portion of the excess of straight-line over contractual rentals ($502,000 at March 31, 1999) is realizable when payable over the terms of the leases.

7.     Income taxes:

Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at March 31, 1999 were as follows:

    		Gross deferred tax liabilities:
  		   Property having a financial statement basis
 		     in excess of its tax basis		                 $1,194,000
  		   Accrued rental income		                          202,000
	                                                    	1,396,000

     	Gross deferred tax assets, principally
       professional fees in connection with
       condemnation case (see Note 3)		                (234,000)
                                                 	   $1,162,000

8.    Petroleum storage facilities:

During 1997 and the first half of 1998, the Company purchased petroleum products which it stored and resold at the Facilities and leased storage tanks under short-term arrangements for the warehousing of petroleum products. Effective September 1, 1998, the Company entered into a short-term arrangement with a petroleum company (Petroleum Company) under which the Company operates the entire Facilities for the Petroleum Company. The Company currently receives a monthly fee of approximately $78,000 and is responsible for labor, insurance, property taxes and other operating expenses. The Company and the Petroleum Company have entered into an agreement effective
May 1, 1999, extending the current arrangement for an additional three-year period plus options to extend on an annual basis with a minimum monthly fee of $67,000, increasing 4.5% annually during the extended term.


9.	Operating segment disclosures:

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

The Petroleum Storage Facilities segment consists of operating the Facilities in East Providence under short-term arrangements for the Petroleum Company which stores and distributes petroleum products. The Company and the Petroleum Company have entered into an agreement effective May 1, 1999, extending the current arrangement for an additional three-year period plus options to extend on an annual basis.

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

There are no inter-segment revenues. The Company did not incur interest expense during the three months ended March 31, 1999 and 1998.

The following financial information is used by the chief operating decision maker for making operating decisions and assessing performance of the Company's segments:


                                                        Petroleum
									                                                storage
                                             Leasing 	  Facilities	  Total

Three months ended March 31, 1999:
Revenues:
 Contractual                               	$	490,000  	$	341,000	  $	831,000
	Noncash, excess of straight-line over
  contractual rentals	                      		  4,000		           	     4,000
                                          		$	494,000  	$ 341,000	  $	835,000


Income before income taxes	                	$	173,000  	$	173,000	  $	346,000


Three Months ended March 31, 1998:
Revenues:
 Contractual		                              $	437,000	  $ 	50,000  	$	487,000
	Noncash, excess of straight-line over
  contractual rentals			                        1,000	               			1,000
                                          		$	438,000  	$  50,000	  $	488,000


Income (loss) before income taxes         		$	189,000	  $(127,000)	 $ 	62,000


The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 1999 and 1998:

	                                                         1999		       1998
Income:
	Revenues for operating segments	                      	$	835,000  	$	488,000
	Interest income	                                        		48,000	   	107,000
			Total consolidated income	                          	$	883,000	  $	595,000

Income (loss) before income taxes:
	Income for operating segments		                        $	346,000	  $	 62,000
	Interest income		                                        	48,000	   	107,000
	Unallocated corporate expenses		                       	(221,000)  	(355,000)
			Total consolidated income (loss)
			   before income taxes                              	$	173,000	  $(186,000)


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

The Company's principal assets consist of land, a public parking garage, petroleum storage facilities (the Facilities) and outdoor advertising sites. A significant portion of the land consists of approximately 20.5 acres, including 1.9 acres of air rights, in downtown Providence, Rhode Island, held for development. At March 31, 1999, the Company is earning revenue from long-term land leases for three separate land parcels. One lease was amended in May 1997, extending the term thereof from 2092 to 2142, with no change in the rents due under the original term of the lease, and rents for the extended period to be calculated in accordance with the formulas set forth for the original term. The tenants of each parcel have constructed buildings which are substantially occupied.

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

Effective September 1, 1998, the Company entered into a short-term arrangement with a petroleum company (Petroleum Company) under which the Company operates the entire Facilities for the Petroleum Company. The Company currently receives a monthly fee of approximately $78,000 and is responsible for labor, insurance, property taxes and other operating expenses. The Company and Petroleum Company have entered into an agreement effective May 1, 1999, extending the current arrangement for an additional three-year term plus options to extend on an annual basis with a minimum monthly fee of $67,000, increasing 4.5% annually during the extended term.

During 1999, the Company plans to construct a new expanded truck rack at the Facilities which will be fully automated and will have both top and bottom loading capabilities at an estimated cost of $2.0 million. The Company anticipates paying for the construction from available cash.

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

The real property tax bills received by the Company in April 1999 from the City indicate that there remains unpaid taxes of $11,645,000 and interest thereon of $5,589,000 for assessment dates of December 31, 1990 through 1997. Interest continues to accrue at the rate of 1 percent per month.

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

The Company's carrying value of the Disputed Parcel is $57,000. The Disputed Parcel's assessed value was increased to $7,909,000 by the City as more fully discussed above. The real property tax bill relating to the Disputed Parcel received in April 1999 from the City indicates that the unpaid taxes and interest total approximately $2,350,000 through that date.

In the consolidated case of all of the various disputes between the Company, City and State before a single justice of the Superior Court, final briefs under various Cross Motions for Summary Judgment have been filed. The Company expects a decision in these matters to be issued shortly. Any decision is subject to appeal to the Supreme Court.

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

Results of operations:

For the three months ended March 31, 1999, total revenue increased 48% from the 1998 level.

Leasing revenue increased 13% due principally to the renewal of short-term leases and the addition of two billboards locations. Expenses applicable to leasing increased 25% due principally to legal fees in connection with the condemnation case and the property tax dispute with the City of Providence.

The increase in revenue from petroleum storage facilities resulted principally from income from a short-term arrangement to operate the Facilities which commenced September 1, 1998. The decrease in expenses applicable to petroleum storage facilities resulted principally from a decrease in depreciation expense; this decrease was offset in part by an increase in payroll and related costs as a result of an increased number of employees.

The decrease in total interest income in 1999 from 1998 results from Railroad's prepaying its note in full in March 1998, which note provided for a 10% rate. The Company is not able to invest the proceeds at comparable rates.

The general and administrative expenses for 1999 decreased approximately 36% from the 1998 due principally to professional fees in connection with corporate planning matters.

                                 PART II


Item 6. Exhibits and Reports on Form 8-K

(a)     Index of Exhibits:

       	(3) (a) Restated articles of incorporation (incorporated by reference to Exhibit 4.1 to the Issuer's report on Form 8A dated June 6, 1997).

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

             (b)  Leases between Metropark, Ltd., and Issuer:
                  (i)  Dated December 1, 1997 (incorporated by reference to
                       Exhibit 10(b)(iii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1997).

                 (ii)  Dated as of November 1, 1998 (incorporated by reference
                       to Exhibit 10(b)(ii)	to the Issuer's annual report on
                       Form 10-KSB for the year ended December	31, 1998).

                 (iii)	Dated as of December 1, 1998 (incorporated by reference
                       to Exhibit 10(b)(iii)	to the Issuer's annual report on
                       Form 10-KSB for the year ended December	31, 1998).

                  (iv) Dated as of January 1, 1999 (incorporated by reference to Exhibit 10(b)(iv) to the issuer's annual report on Form 10-KSB for the year ended December 31, 1998.)

                   (v) Dated as of January 1, 1999 (incorporated by reference
                       to Exhibit 10(b)(v)	to the Issuer's annual report on
                       Form 10-KSB for the year ended December	31, 1998).

(b) For the quarter ended March 31, 1999, no reports on Form 8-K were filed.

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


DATED:  April 30, 1999