Form 10QSB
period 1999-06-30
CAPITAL PROPERTIES INC /RI/
filed 1999-08-11
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-QSB

  X	 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    		SECURITIES EXCHANGE ACT OF 1934
    		For the quarterly period ended June 30, 1999

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

As of August 4, 1999, the Issuer had 3,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes	 No  X

PART I

Item 1.  Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 1999
(Unaudited)


ASSETS

Properties and equipment (net of accumulated
  depreciation)                                       		$	8,706,000
Cash and cash equivalents		                               4,763,000
Receivables:
  Tenant property tax reimbursements	                      	216,000
 	Other                                                    		66,000
Accrued rental income	                                    	 506,000
Prepaid and other	                                        		112,000
        	                                               $14,369,000


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 	Accounts payable and accrued expenses:
   Property taxes	                                     	$  	603,000
   Other                                                   	162,000
 	Deferred income taxes		                                	1,161,000
                                                    	    	1,926,000

Contingencies (Note 3)

Shareholders' equity:
  Common stock, $1 par; authorized, issued and
   and outstanding 3,000,000 shares		                    	3,000,000
  Capital in excess of par                            			 8,828,000
  Retained earnings	                                       	615,000
                                                    	 	  12,443,000
                                                    	   $14,369,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

                                 Three Months Ended     	 Six Months Ended
                                      	June 30	               June 30
                            	      1999       1998 	    	  1999       1998
(\CAPTION)
Income:
  Revenues:
	 	Leasing                      	$	554,000 	$	479,000 	$	1,047,000 	$	917,000
 		Petroleum storage facilities,
    net of cost of product sold
    for the three and six months
    ended June 30, 1998 of
    $77,000 and $139,000,
    respectively	               	 	283,000  		112,000	    	624,000  		162,000
				                               837,000  		591,000	  	1,671,000		1,079,000
  Interest:
  	Providence and Worcester
    Railroad Company	            						                               	98,000
 		Other		                      	   48,000 	  	52,000     		97,000    	61,000
                                			885,000  		643,000  		1,768,000		1,238,000
Expenses:
  Expenses applicable to:
		 Leasing		                       269,000   	335,000	    	590,000   	584,000
 		Petroleum storage facilities		 	223,000   	201,000    		391,000	  	378,000
 	General and administrative	  	  	211,000	  	250,000 	   	432,000	  	605,000
                                	 	703,000   	786,000	  	1,413,000		1,567,000

Income (loss) before income taxe	 	182,000  	(143,000)	   	355,000 		(329,000)

Income tax expense (benefit)	     		76,000		  (57,000)   		145,000	 	(125,000)

Net income (loss)       	        	$106,000		$	(86,000)  	$	210,000	 $(204,000)

Basic earnings (loss) per
  common share                    		$ .04     	$(.03)	     $ .07	      $(.07)

Dividends per common share	        	$ .05     	$ .05	      $ .05      	$ .05


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)

                                               	     1999         1998
Cash flows from operating activities:
  Net income (loss)	                             	$	 210,000	  $ (204,000)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation	                                   	 42,000	    	174,000
   	Deferred income taxes		                          (12,000)   		(33,000)
    Other, principally net changes in
     receivables, prepaids, accounts payable
     and	accrued expenses	                     	     217,000    		433,000
  Net cash provided by operating activities		      	 457,000     	370,000

Cash flows from investing activities:
  Purchase of properties and equipment	            	(287,000)	   	(98,000)
 	Proceeds from collection of note receivable,
	 	Providence and Worcester Railroad Company	   				            3,993,000
	Net cash provided by (used in) investing
  activities	                                     		(287,000)  	3,895,000

Cash used in financing activities, payment of
	dividends	                                       		(150,000)	  	(150,000)

Increase in cash and cash equivalents	               	20,000	  	4,115,000
Cash and cash equivalents, beginning		  	          4,743,000  		  793,000
Cash and cash equivalents, ending	               	$4,763,000   $4,908,000

Supplemental disclosures, cash paid for
  income taxes                                    $  	87,000  	$  	49,000


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)

1. Basis of presentation:

The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998.

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

Condemnation case:

On January 16, 1987, the Company entered into an Agreement with the State of Rhode Island (the State) relating to the State's obligation with respect to the condemnation of a portion of the Company's property in connection with the proposed River Relocation in Providence, Rhode Island (CPI/State Agreement). In November 1987, the State condemned the property and paid the Company a condemnation award of $2,600,000. Under the CPI/State Agreement, the Company acquired Parcel 9 in the Capital Center Project area (Disputed Parcel) from the State and was required to return to the State a portion of the condemnation award.

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

In May 1997, the Superior Court entered final judgment awarding condemnation proceeds of $6,101,000 in favor of the Company and interest on the judgment through that date of $4,552,000 (the Condemnation Judgment). The State filed an appeal with the Supreme Court. On April 17, 1998, the Supreme Court entered an order affirming the Condemnation Judgment of the Superior Court. Interest continues to accrue on the judgment. The Supreme Court expressly stated that its decision was "without prejudice to any party seeking to enforce any contractual obligations that may be implicated by the enforcement of the Condemnation Judgment." Under the CPI/State Agreement, the Company may be required to return to the State a portion of the award.

The State filed several motions and a separate action to prevent the Company from collecting the Condemnation Judgment, which now exceeds $11,500,000 including interest. The Superior Court denied the State's motions and ordered the State to pay the Condemnation Judgment by August 14, 1998. The State filed an appeal with the Supreme Court. In December 1998, the Supreme Court directed that the separate action filed by the State, together with other disputes between the Company, the State and the City of Providence, be consolidated before and decided by a single justice of the Superior Court. Each of the four consolidated cases decided by the single justice on July 13, 1999, is described below.

Property tax disputes with the City of Providence:

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

The Company believes that the changes in the assessed values is related to the May 1997 Condemnation Judgment. The Company believes that the increase in the assessed values for 1997 and prior periods are illegal and on August 27, 1997 filed a lawsuit against the City in the Superior Court.

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

The last real property tax bills were received by the Company in April 1999 from the City indicating that there remains unpaid taxes of $11,645,000 and interest thereon of $5,589,000 for assessment dates of December 31, 1990 through 1997. Interest continues to accrue at the rate of 1 percent per month.

The Company is reporting for financial statement purposes (and paying) property taxes based on the 1994 and 1995 assessed valuations while it pursues its lawsuits and its administrative appeals. City of Providence property tax expense reported on the accompanying consolidated statements of income (loss) totaled $195,000 and $206,000 for the three months ended June 30, 1999 and 1998, respectively; and $390,000 and $412,000 for the six months ended June 30, 1999 and 1998, respectively.

On July 13, 1999, the Superior Court ruled in favor of the Company and found that both the City's new tax assessments for assessment years 1997 and 1998 and back taxes for assessment years 1990-1996 are illegal and void. The Superior Court entered judgment in favor of the Company and sent the case to the Supreme Court for review.

The Company, upon consultation with counsel, believes that the Superior Court's decision with respect to these assessments will be sustained on review; however, such proceedings can be protracted and costly, and there can be no assurance that the Company will be successful. The failure of the Company to prevail in the proceedings contesting the retroactive increase in assessed values would have a material adverse effect on the Company's results of operations and financial condition and, while the Company believes, upon consultation with counsel, that the likelihood of such failure is remote, if a court were to require the Company to pay the retroactive assessments and related interest, the Company could be forced to seek the protection of the bankruptcy courts.

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

The Company's carrying value of the Disputed Parcel is $57,000. The Disputed Parcel's assessed value was increased to $7,909,000 by the City as more fully discussed above under the heading "Property Tax Disputes with the City of Providence." The last real property tax bill relating to the Disputed Parcel received in April 1999 from the City indicates that the unpaid taxes and interest total approximately $2,350,000 through that date.

This dispute with the City was included in the matters heard by the single justice of the Superior Court as directed by the Supreme Court. On July 13, 1999, the Superior Court ruled in favor of the Company and found that the Company is the rightful owner of the Disputed Parcel and that the City has no right to condemn the Disputed Parcel and therefore the ordinance authorizing the condemnation is invalid. The Superior Court entered judgment in favor of the Company and sent the case to the Supreme Court for review.



Dispute regarding the payment of the Condemnation Award:

On May 26, 1998, the State filed an action in the Superior Court in which it maintains that it is not responsible for paying any portion of the Condemnation Judgment to the Company. The Supreme Court ordered the Superior Court to determine these claims on an expedited basis. The State alleged, among other things, that (1) its conveyance of the Disputed Parcel to the Company relieves it from the obligation to pay one-half of the Condemnation Judgment and (2) the City, not the State, is obligated to pay the other half of the Condemnation Judgment.

On July 13, 1999 the Superior Court ruled in favor of the Company and found that the State must pay the entire Condemnation Judgment to the Company. The Superior Court left open the possibility that the Company will have to return some portion of the Condemnation Judgment to the State following the State's payment of the entire amount. The Superior Court entered judgment in favor of the Company and sent the case to the Supreme Court for review.


4.    Properties and equipment:

     	Properties on lease or held for lease:
	      Land and land improvements	                 	$	4,207,000
    	  Parking garage	                           		   2,500,000
                                                			   6,707,000

     	Petroleum storage facilities:
       Land		                                        	2,201,000
   	   Buildings and structures			                      501,000
   	   Tanks and equipment	                         		4,347,000
                                                  	  	7,049,000

   	  Office equipment	                              	 	 90,000
                                                 		 	13,846,000
     	Less accumulated depreciation:
	      Properties on lease or held for lease		         	707,000
   	   Petroleum storage facilities	                		4,349,000
       Office equipment	                           	 	   84,000
                                                  	 	 5,140,000
                                                  	 $	8,706,000


During 1999, the Company plans to construct a new expanded truck rack at the petroleum storage facilities which will be fully automated and will have both top and bottom loading capabilities at an estimated cost of $2,000,000.


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


6.    Description of leasing arrangements:

At June 30, 1999, the Company had entered into long-term land leases for six separate land parcels, three of which will not commence until construction begins. The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 30 years and for public parking purposes under short-term cancelable leases.

For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $12,081,000 through June 30, 1999. Management has concluded that a portion of the excess of straight-line over contractual rentals ($506,000 at June 30, 1999) is realizable when payable over the terms of the leases.


7.     Income taxes:

Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at June 30, 1999 were as follows:


    		Gross deferred tax liabilities:
  		   Property having a financial statement basis
		      in excess of its tax basis		                  $1,192,000
  		   Accrued rental income		                           203,000
	                                                      1,395,000
  	  	Gross deferred tax assets, principally
       professional fees in connection with
       condemnation case (see Note 3)		                 (234,000)
                                                     	$1,161,000

8.    Petroleum storage facilities:

During 1997 and the first half of 1998, the Company purchased petroleum products which it stored and resold at the Facilities and leased storage tanks under short-term arrangements for the warehousing of petroleum products. Effective September 1, 1998, the Company entered into an arrangement with a petroleum company (Petroleum Company) under which the Company operates the entire Facilities for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses. The Company and the Petroleum Company entered into an agreement effective May 1, 1999, extending the arrangement for an additional three-year period plus options to extend on an annual basis with a minimum monthly fee of $67,000, increasing 4.5% annually during the extended term.



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

The Petroleum Storage Facilities segment consists of operating the Facilities in East Providence for the Petroleum Company which stores and distributes petroleum products. The Company and the Petroleum Company entered into an agreement effective May 1, 1999, extending the current arrangement for an additional three-year period plus options to extend on an annual basis.

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

There are no inter-segment revenues. The Company did not incur interest expense during the six months ended June 30, 1999 and 1998.

The following financial information is used by the chief operating decision maker for making operating decisions and assessing performance of the Company's segments:


                                                      Petroleum
									                                              Storage
                                     	   Leasing	 	  Facilities	  Total

Six months ended June 30, 1999:
Revenues:
  Contractual		                        $1,040,000   $ 	624,000	  $1,664,000
 	Noncash, excess of straight-line
   over contractual rentals		              	7,000			                 	7,000
                                     		$1,047,000	  $ 	624,000	  $1,671,000

Depreciation	              	           $	  31,000  	$   	9,000  	$	  40,000

Income before income taxes	            $ 	457,000	  $	 233,000	  $	 690,000

Six Months ended June 30, 1998:
Revenues:
  Contractual		                        $ 	916,000	  $	 162,000  	$1,078,000
 	Noncash, excess of straight-line
   over contractual rentals	              		1,000	                 			1,000
                                     		$ 	917,000  	$  162,000	  $1,079,000

Depreciation                          	$  	31,000  	$	 137,000	  $ 	168,000

Income (loss) before income taxes	    	$	 333,000  	$	(216,000) 	$ 	117,000



The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the six months ended June 30, 1999 and 1998:

                                                	       1999		       1998
Income:
  Revenues for operating segments                 		$1,671,000  	$1,079,000
  Interest income                                    			97,000    		159,000
   Total consolidated income	                      	$1,768,000	  $1,238,000

Depreciation:
  Depreciation for operating segments	             	$	  40,000	 	$	 168,000
  Unallocated corporate depreciation			                  2,000	     		6,000
   Total consolidated depreciation		                $	  42,000	 	$	 174,000

Income before income taxes:
  Income for operating segments	                   	$	 690,000  	$	 117,000
  Interest income	                                    		97,000	    	159,000
  Unallocated corporate expenses			                   (432,000)    (605,000)
   Total consolidated income (loss)
    before income taxes		                           $	 355,000  	$	(329,000)


10.  Subsequent events:

On July 19, 1999, National Railroad Passenger Corporation (Amtrak) condemned all the air rights owned by the Company located above the railroad corridor of Amtrak on Parcel 6 in the Capital Center Project area for a three-year temporary easement. Amtrak deposited $335,000 in the United States District Court for the District of Rhode Island (U. S. District Court), the sum estimated by Amtrak to be just compensation for the property taken. The Company has petitioned the Court to be paid the deposited amount.

On July 30, 1999, Amtrak condemned a portion of Parcel 7A (the parking garage parcel) in the Capital Center Project area upon which Amtrak had placed improvements, for a permanent easement. Amtrak deposited $60,000 in the U. S. District Court, the sum estimated by Amtrak to be just compensation for the property taken.

The Company anticipates receiving these deposited amounts prior to the end of 1999. The Company is reviewing its course of action in connection with these two condemnations.

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

The Company's principal assets consist of land, a public parking garage, petroleum storage facilities (the Facilities) and outdoor advertising sites.
A significant portion of the land consists of approximately 20.5 acres, including 1.9 acres of air rights, in downtown Providence, Rhode Island, held for development. At June 30, 1999, the Company is earning revenue from long-term land leases for three separate land parcels. The tenants of each parcel have constructed buildings which are substantially occupied.

The Company has entered into land leases for three additional land parcels with terms of 95, 145 and 149 years. Under the 95-year land lease, the developer proposes to construct a hotel containing approximately 265 suites with parking. Under the 145-year land lease, the developer proposes to construct an apartment complex containing approximately 250 individual units with underground parking. Under the 149-year land lease, the developer proposes to construct a building of approximately 350,000 square feet of commercial space and a minimum of 200 public parking spaces. All leases provide a period of time within which the developer may perform its due diligence, seek the approval of the plans for its complex from the Capital Center Commission and enter into a tax stabilization agreement with the City of Providence. There can be no assurance that the developers, individually or collectively, will be able to satisfy the conditions precedent to proceeding with the developments. Each developer's ability to obtain a tax stabilization agreement with the City of Providence may be adversely affected by the litigation between the City and the Company with respect to prior year taxes as discussed below. The Company is unable to determine at this time when construction will begin and therefore the time at which the term of each lease will commence.

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

Effective September 1, 1998, the Company entered into an arrangement with a petroleum company (Petroleum Company) under which the Company operates the entire Facilities for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses. The Company and Petroleum Company have entered into an agreement effective May 1, 1999, extending the arrangement for an additional three-year term plus options to extend on an annual basis with a minimum monthly fee of $67,000, increasing 4.5% annually during the extended term.

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

On January 16, 1987, the Company entered into an Agreement with the State of Rhode Island (the State) relating to the State's obligation with respect to the condemnation of a portion of the Company's property in connection with the proposed River Relocation in Providence, Rhode Island (CPI/State Agreement). In November 1987, the State condemned the property and paid the Company a condemnation award of $2,600,000. Under the CPI/State Agreement, the Company acquired Parcel 9 in the Capital Center Project area (Disputed Parcel) from the State and was required to return to the State a portion of the condemnation award.

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

In May 1997, the Superior Court entered final judgment awarding condemnation proceeds of $6,101,000 in favor of the Company and interest on the judgment through that date of $4,552,000 (the Condemnation Judgment). The State filed an appeal with the Supreme Court. On April 17, 1998, the Supreme Court entered an order affirming the Condemnation Judgment of the Superior Court. Interest continues to accrue on the judgment. The Supreme Court expressly stated that its decision was "without prejudice to any party seeking to enforce any contractual obligations that may be implicated by the enforcement of the Condemnation Judgment." Under the CPI/State Agreement, the Company may be required to return to the State a portion of the award.

The State filed several motions and a separate action to prevent the Company from collecting the Condemnation Judgment, which now exceeds $11,500,000 including interest. The Superior Court denied the State's motions and ordered the State to pay the Condemnation Judgment by August 14, 1998. The State filed an appeal with the Supreme Court. In December 1998, the Supreme Court directed that the separate action filed by the State, together with other disputes between the Company, the State and the City of Providence, be consolidated before and decided by a single justice of the Superior Court. Each of the four consolidated cases decided by the single justice on July 13, 1999, is described below.

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

The Company believes that the changes in the assessed values is related to the May 1997 Condemnation Judgment. The Company believes that the increase in the assessed values for 1997 and prior periods are illegal and on August 27, 1997 filed a lawsuit against the City in the Superior Court.

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

The last real property tax bills were received by the Company in April 1999 from the City indicating that there remains unpaid taxes of $11,645,000 and interest thereon of $5,589,000 for assessment dates of December 31, 1990 through 1997. Interest continues to accrue at the rate of 1 percent per month.

On July 13, 1999, the Superior Court ruled in favor of the Company and found that both the City's new tax assessments for assessment years 1997 and 1998 and back taxes for assessment years 1990-1996 are illegal and void. The Superior Court entered judgment in favor of the Company and sent the case to the Supreme Court for review.

The Company, upon consultation with counsel, believes that the Superior Court's decision with respect to these assessments will be sustained on review; however, such proceedings can be protracted and costly, and there can be no assurance that the Company will be successful. The failure of the Company to prevail in the proceedings contesting the retroactive increase in assessed values would have a material adverse effect on the Company's results of operations and financial condition and, while the Company believes, upon consultation with counsel, that the likelihood of such failure is remote, if a court were to require the Company to pay the retroactive assessments and related interest, the Company could be forced to seek the protection of the bankruptcy courts.

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

The Company's carrying value of the Disputed Parcel is $57,000. The Disputed Parcel's assessed value was increased to $7,909,000 by the City as more fully discussed above. The last real property tax bill relating to the Disputed Parcel received in April 1999 from the City indicates that the unpaid taxes and interest total approximately $2,350,000 through that date.

This dispute with the City was included in the matters heard by the single justice of the Superior Court as directed by the Supreme Court. On July 13, 1999, the Superior Court ruled in favor of the Company and found that the Company is the rightful owner of the Disputed Parcel and that the City has no right to condemn the Disputed Parcel and therefore the ordinance authorizing the condemnation is invalid. The Superior Court entered judgment in favor of the Company and sent the case to the Supreme Court for review.

On May 26. 1998, the State filed an action in the Superior Court in which it maintains that it is not responsible for paying any portion of the Condemnation Judgment to the Company. The Supreme Court ordered the Superior Court to determine these claims on an expedited basis. The State alleged, among other things, that (1) its conveyance of the Disputed Parcel to the Company relieves it from the obligation to pay one-half of the Condemnation Judgment and (2) the City, not the State, is obligated to pay the other half of the Condemnation Judgment.

On July 13, 1999 the Superior Court ruled in favor of the Company and found that the State must pay the entire Condemnation Judgment to the Company. The Superior Court left open the possibility that the Company will have to return some portion of the Condemnation Judgment to the State following the State's payment of the entire amount. The Superior Court entered judgment in favor of the Company and sent the case to the Supreme Court for review. The Company is unable to determine when and what action the Supreme Court will take.

On July 19, 1999, National Railroad Passenger Corporation (Amtrak) condemned all the air rights owned by the Company located above the railroad corridor of Amtrak on Parcel 6 in the Capital Center Project area for a three-year temporary easement. Amtrak deposited $335,000 in the United States District Court for the District of Rhode Island (U. S. District Court), the sum estimated by Amtrak to be just compensation for the property taken. The Company has petitioned the Court to be paid the deposited amount.

On July 30, 1999, Amtrak condemned a portion of Parcel 7A (the parking garage parcel) in the Capital Center Project area upon which Amtrak had placed improvements, for a permanent easement. Amtrak deposited $60,000 in the U. S. District Court, the sum estimated by Amtrak to be just compensation for the property taken.

The Company anticipates receiving these deposited amounts prior to the end of 1999. The Company is reviewing its course of action in connection with these two condemnations.

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

Results of operations:

For the three and six months ended June 30, 1999, total income increased 38% and 43%, respectively, from the 1998 level.

For the three and six months ended June 30, 1999, leasing revenue increased 16% and 14%, respectively, from the 1998 levels due principally to the renewal of short-term leases and the addition of two billboard locations. For the three months ended June 30, 1999, expenses applicable to leasing decreased 20% from the 1998 level due principally to a decrease in legal fees in connection with the condemnation case and the property tax disputes with the City of Providence. For the six months ended June 30, 1999, expenses applicable to leasing remained at the 1998 level.

For the three and six months ended June 30, 1999, revenue from petroleum storage facilities increased over the 1998 levels resulting principally from income from an arrangement to operate the Facilities which commenced September 1, 1998. For the three and six months ended June 30, 1999, expenses applicable to petroleum storage facilities increased 11% and 3%, respectively, from the 1998 levels resulting principally from an increase in payroll and related costs as a result of an increased number of employees and the filling of underground
storage tanks in compliance with environmental regulations.   These increases
were offset by a decrease in depreciation expense, resulting from the fact that the tanks became fully depreciated by the end of 1998; however, depreciation expense will increase upon the completion of the truck rack in 1999.

The decrease in total interest income in 1999 from 1998 results from Railroad's prepaying its note in full in March 1998, which note provided for a 10% rate. The Company is not able to invest the proceeds at comparable rates.

For the three and six months ended June 30, 1999, general and administrative expenses decreased 16% and 29%, respectively, from the 1998 levels, due principally to professional fees in connection with corporate planning matters.

PART II

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 27, 1999. Of the 3,000,000 shares entitled to vote, 2,827,168 shares of stock were present, in person or by proxy.

All directors of the Issuer are elected on an annual basis and the following were so elected at this Annual Meeting: Ronald P. Chrzanowski, James H. Dodge, Robert H. Eder, Harold J. Harris and Henry S. Woodbridge, Jr. Each director received 2,814,035 affirmative votes; 13,133 abstained.

Also presented for approval was a resolution for the appointment of Lefkowitz Garfinkel, Champi & DeRienzo P.C. as independent auditors of the accounts of the Issuer for the year 1999. The resolution received 2,806,483 affirmative votes and 20,312 negative votes; and 373 abstained.

Also presented for approval was a resolution to amend the By-laws to eliminate mandatory retirement age for directors of the Issuer. The resolution received 2,073,859 affirmative votes and 46,505 negative votes; and 1,533 abstained.

Also presented for approval was a resulution to amend the By-laws to provide that further amendments to the By-laws may be adopted by a majority vote of either the board of directors or the shareholders. The resolution received 2,061,510 affirmative votes and 53,095 negative votes; and 8,292 abstained.

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

         (b) For the quarter ended June 30, 1999, no reports on Form 8-K were filed.

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


DATED:  August 4, 1999