Form 10QSB
period 1999-09-30
CAPITAL PROPERTIES INC /RI/
filed 1999-11-09
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-----      SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1999
                                          ------------------

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-----      SECURITIES EXCHANGE ACT OF 1934
           For the transition period from              to
                                         -------------    ---------------------

Commission File Number  0-9380
                        ------

                            CAPITAL PROPERTIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Rhode Island                                    05-0386287
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


              100 Dexter Road, East Providence, Rhode Island 02914
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (401) 435-7171
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                               -----    -----

State the number of shares outstanding of each of the Issuer's classes common equity, as of the latest practicable date:

As of November 9, 1999, the Issuer had 3,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes        No   X
                                                                -----     -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1999
(UNAUDITED)



ASSETS

Properties and equipment (net of accumulated depreciation)       $ 9,261,000
Cash and cash equivalents ................................         4,322,000
Receivables:
   Tenant property tax reimbursements ....................           203,000
   Other .................................................            24,000
Accrued rental income ....................................           511,000
Prepaid and other ........................................            68,000
                                                                 -----------
                                                                 $14,389,000
                                                                 ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes ......................................       $   612,000
     Income taxes ........................................            75,000
     Other ...............................................           118,000
   Deferred income taxes .................................         1,160,000
                                                                 -----------
                                                                   1,965,000
                                                                 -----------
Contingencies (Note 3)

Shareholders' equity:
   Common stock, $1 par; authorized, issued
     and outstanding 3,000,000 shares ....................         3,000,000
   Capital in excess of par ..............................         8,828,000
   Retained earnings .....................................           596,000
                                                                 -----------
                                                                  12,424,000
                                                                 -----------
                                                                 $14,389,000
                                                                 ===========


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 (UNAUDITED)


                                              Three Months Ended                Nine Months Ended
                                                 September 30                        September 30
                                            -------------------------       ---------------------------
                                              1999           1998              1999             1998
                                            --------      -----------       ----------      -----------
Income:
   Revenues:
     Leasing .........................      $514,000      $   472,000       $1,561,000      $ 1,389,000
     Petroleum storage facilities, net
       of cost of product sold for the
       three and nine months ended
       September 30, 1999 of $9,000
       and $148,000, respectively ....       271,000          233,000          895,000          396,000
                                            --------      -----------       ----------      -----------
                                             785,000          705,000        2,456,000        1,785,000
   Interest:
     Providence and Worcester
        Railroad Company .............        98,000
     Other ...........................        54,000           55,000          151,000          114,000
                                            --------      -----------       ----------      -----------
                                             839,000          760,000        2,607,000        1,997,000
                                            --------      -----------       ----------      -----------
Expenses:
   Expenses applicable to:
     Leasing .........................       316,000          280,000          905,000          864,000
     Petroleum storage facilities ....       184,000          378,000          575,000          756,000
   General and administrative ........       212,000          208,000          645,000          813,000
                                            --------      -----------       ----------      -----------
                                             712,000          866,000        2,125,000        2,433,000
                                            --------      -----------       ----------      -----------

Income (loss) before income taxes ....       127,000         (106,000)         482,000         (436,000)

Income tax expense (benefit) .........        56,000          (49,000)         201,000         (174,000)
                                            --------      -----------       ----------      -----------

Net income (loss) ....................      $ 71,000      $   (57,000)      $  281,000         (262,000)
                                            ========      ===========       ==========      ===========

Basic earnings (loss) per
common share .........................      $    .02      $      (.02)      $      .09      $      (.09)
                                            ========      ===========       ==========      ===========

Dividends on common stock ............      $    .03      $       -0-       $      .08      $       .05
                                            ========      ===========       ==========      ===========


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)


                                                                1999              1998
                                                             -----------       -----------
Cash flows from operating activities:
   Net income (loss) ..................................      $   281,000       $  (262,000)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation ...................................           63,000           262,000
       Deferred income taxes ..........................          (13,000)          (78,000)
       Other, principally net changes in receivables,
        prepaids, accounts payable and
        accrued expenses ..............................          351,000           469,000
                                                             -----------       -----------
   Net cash provided by operating activities ..........          682,000           391,000
                                                             -----------       -----------

Cash flows from investing activities:
   Purchase of properties and equipment ...............         (863,000)         (101,000)
   Proceeds from collection of note receivable,
     Providence and Worcester Railroad Company ........                          3,993,000
                                                             -----------       -----------
   Net cash provided by (used in) investing  activities         (863,000)        3,892,000
                                                             -----------       -----------

Cash used in financing activities, payment of
   dividends ..........................................         (240,000)         (150,000)
                                                             -----------       -----------


Increase (decrease) in cash and cash equivalents ......         (421,000)        4,133,000
Cash and cash equivalents, beginning ..................        4,743,000           793,000
                                                             -----------       -----------
Cash and cash equivalents, ending .....................      $ 4,322,000       $ 4,926,000
                                                             ===========       ===========


Supplemental disclosures, cash paid for income taxes ..      $   117,000       $    79,000
                                                             ===========       ===========


See notes to consolidated financial statements.

     CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
     (UNAUDITED)


1.   Basis of presentation:

     The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998.

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

     Property tax disputes with the City of Providence:

     During 1995, the Company received notice from the City of Providence (the
     City) of an increase in the assessed values of several of its parcels within Capital Center. The increase in the assessed values was not the result of a city-wide revaluation, pertained to 1995 and subsequent years, and resulted in an annual increase in property taxes of $265,000. The

     Company filed administrative appeals for 1995 and 1996 but elected to make property tax payments as due pending the outcome of the appeals. During the fourth quarter of 1996, the City reduced the assessed value of one of the parcels, resulting in an abatement of property taxes of $107,000 for 1995 and a reduction in the tax of $115,000 for 1996 and subsequent years. The Company is unable to determine if the remaining appeals will result in an abatement of the property taxes for 1995 and subsequent years.

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

     On November 14, 1997, the Company filed administrative appeals of the 1997 real property tax bills.

     In August 1998, the Company received from the City real property tax bills for taxes assessed as of December 31, 1997, which taxes were based upon the assessed valuations as of December 31, 1996. The Company has appealed these assessments and on October 16, 1998, filed a lawsuit against the City in the Superior Court claiming that the increased assessments for 1998 are illegal. In December 1998, the Supreme Court directed that the property tax disputes with the City, title to the Disputed Parcel, and the condemnation case previously discussed be heard by a single justice of the Superior Court.

     In August 1999, the Company received from the City real property tax bills for taxes assessed as of December 31, 1998, which taxes are based upon the assessed valuations as of December 31, 1996. The Company filed administrative appeals from the 1999 taxes on September 15, 1999, and on September 27, 1999, filed a lawsuit against the City in the Superior Court claiming that the increased assessments for 1999 are illegal.

     The last real property tax bills were received by the Company in October 1999 from the City indicating that there remains unpaid taxes of $13,227,000 and interest thereon of $6,281,000 for assessment dates of December 31, 1990 through 1998. Interest continues to accrue at the rate of 1 percent per month.

     The Company is reporting for financial statement purposes (and paying) property taxes based on the 1994 and 1995 assessed valuations while it pursues its lawsuits and its administrative appeals. City of Providence property tax expense reported on the accompanying consolidated statements of income (loss) totaled $223,000 and $171,000 for the three months ended September 30, 1999 and 1998, respectively; and $613,000 and $583,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

     The Company's carrying value of the Disputed Parcel is $57,000. The Disputed Parcel's assessed value was increased to $7,909,000 by the City as more fully discussed above under the heading "Property Tax Disputes with the City of Providence." The last real property tax bill relating to the Disputed Parcel received in October 1999 from the City indicates that the unpaid taxes and interest total approximately $2,735,000 through that date.

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

     On July 13, 1999 the Superior Court ruled in favor of the Company and found that the State must pay the entire Condemnation Judgment to the Company. The Superior Court left open the possibility that the Company will have to return some portion of the Condemnation Judgment to the State following the State's payment of the entire amount. The Superior Court entered judgment in favor of the Company and sent the case, sua sponte, to the Supreme Court for review.

     Appeal of the consolidated cases:

     The Superior Court's decisions in each of the four consolidated cases are currently being reviewed by the Rhode Island Supreme Court. These matters have been fully briefed and oral argument is scheduled for November 9, 1999.

4.   Properties and equipment:


          Properties on lease or held for lease:
             Land and land improvements..................... $4,207,000
             Parking garage.................................  2,500,000
                                                             ----------
                                                              6,707,000
                                                             ----------
          Petroleum storage facilities:
             Land...........................................  2,201,000
             Buildings and structures.......................    501,000
             Tanks and equipment............................  4,175,000
             Construction in progress.......................    748,000
                                                             ----------
                                                              7,625,000
                                                             ----------

          Office equipment..................................     90,000
                                                             ----------
                                                              4,422,000
                                                             ----------
          Less accumulated depreciation:
             Properties on lease or held for lease..........    723,000
             Petroleum storage facilities...................  4,353,000
             Office equipment...............................     85,000
                                                             ----------
                                                              5,161,000
                                                             ----------
                                                             $9,261,000
                                                             ==========

     The Company is constructing a new expanded truck rack at the petroleum storage facilities which will be fully automated and will have both top and bottom loading capabilities at an estimated cost of $2,000,000. It is anticipated that the rack will be completed during the first quarter of 2000.

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

6.   Description of leasing arrangements:

     At September 30, 1999, the Company had entered into long-term land leases for six separate land parcels, three of which will not commence until construction begins. The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 30 years and for public parking purposes under short-term cancelable leases.

     For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $12,282,000 through September 30, 1999. Management has concluded that a portion of the excess of straight-line over contractual rentals ($511,000 at September 30, 1999) is realizable when payable over the terms of the leases.

7.   Income taxes:

     Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at September 30, 1999 were as follows:

     Gross deferred tax liabilities:
        Property having a financial statement basis
          in excess of its tax basis................................ $1,191,000
        Accrued rental income.......................................    204,000
                                                                     ----------
                                                                      1,395,000
     Gross deferred tax assets, principally professional fees
        in connection with condemnation case (see Note 3)...........   (235,000)
                                                                     ----------
                                                                     $1,160,000
                                                                     ==========

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

     There are no inter-segment revenues. The Company did not incur interest expense during the nine months ended September 30, 1999 and 1998.

     The following financial information is used by the chief operating decision maker for making operating decisions and assessing performance of the Company's segments:

                                                              Petroleum
                                                               Storage
                                              Leasing         Facilities          Total
                                            -----------       -----------       ----------
Nine months ended September 30, 1999:
Revenues:
   Contractual .......................      $ 1,564,000       $   895,000       $2,459,000
   Noncash, excess of contractual over
     straight-line rentals ...........           (3,000)                            (3,000)
                                            -----------       -----------       ----------
                                            $ 1,561,000       $   895,000       $2,456,000
                                            ===========       ===========       ==========

Depreciation .........................      $    48,000       $    11,000       $   59,000
                                            ===========       ===========       ==========

Income before income taxes ...........      $   656,000       $   320,000       $  976,000
                                            ===========       ===========       ==========

                                                                  Petroleum
                                                                   Storage
                                                   Leasing        Facilities           Total
                                                  ----------      -----------       ----------
Nine Months ended September 30, 1998:
Revenues:
       Contractual .........................      $1,387,000      $   396,000       $1,783,000
       Noncash, excess of straight-line over
          contractual rentals ..............           2,000                             2,000
                                                  ----------      -----------       ----------
                                                  $1,389,000      $   396,000       $1,785,000
                                                  ==========      ===========       ==========

Depreciation ...............................      $   50,000      $   206,000       $  256,000
                                                  ==========      ===========       ==========

Income (loss) before income taxes ..........      $  525,000      $  (360,000)      $  165,000
                                                  ==========      ===========       ==========


     The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the nine months ended September 30, 1999 and 1998:

                                                                 1999              1998
                                                              -----------       -----------
Income:
  Revenues for operating segments ......................      $ 2,456,000       $ 1,785,000
  Interest income ......................................          151,000           212,000
                                                              -----------       -----------
    Total consolidated income ..........................      $ 2,607,000       $ 1,997,000
                                                              ===========       ===========

Depreciation:
  Depreciation for operating segments ..................      $    59,000       $   256,000
  Unallocated corporate depreciation ...................            4,000             6,000
                                                              -----------       -----------
    Total consolidated depreciation ....................      $    63,000       $   262,000
                                                              ===========       ===========

Income before income taxes:
  Income for operating segments ........................      $   976,000       $   165,000
  Interest income ......................................          151,000           212,000
  Unallocated corporate expenses .......................         (645,000)         (813,000)
                                                              -----------       -----------
    Total consolidated income (loss) before income taxes      $   482,000       $  (436,000)
                                                              ===========       ===========

10.  Dispute with Amtrak:

     The Company is in dispute with the National Railroad Passenger Corporation (Amtrak) concerning various trespasses. As part of the Capital Center Project, the Company, State, City and Amtrak each conveyed parcels of land in Capital Center so that each party had the land it needed for its designated functions within Capital Center. As part of this arrangement, the Company was conveyed approximately 1.9 acres of air rights over Amtrak's Northeast Corridor 19.3 feet above the top rail within what is now designated as Parcel 6. Following that conveyance, the railroad station and the adjacent parking garage (owned by the Company) were constructed by the Federal Railroad Administration. Many of the facilities needed to service the railroad station were built within the confines of Parcel 7A (the garage parcel). Over the years, the Company did not charge Amtrak for this intrusion on its property; and over the years Amtrak assumed the cost of electricity provided to the parking garage. In 1997, Amtrak unilaterally refused to pay for the electricity, and the Company brought suit in the United States District Court for the District of Rhode Island

     (U. S. District Court) seeking an order requiring Amtrak to remove its facilities from Parcel 7A.

     In the fall of 1998, Amtrak erected towers within the air right over Parcel 6, the tops of which vary in height between 27 and 31 feet above the tracks. Additionally, Amtrak erected a signal bridge within the Company's air rights, all as part of the electrification of the Northeast Corridor. The Company amended its complaint against Amtrak to include these trespasses into the Company's air rights.

     On July 19, 1999, Amtrak condemned all the air rights owned by the Company for a three-year temporary easement. Amtrak deposited $335,000 in the U. S. District Court, the sum estimated by Amtrak to be just compensation for the property taken, which amount was received by the Company in October 1999.

     On July 30, 1999, Amtrak condemned a portion of Parcel 7A (the parking garage parcel) upon which Amtrak had placed improvements, for a permanent easement. Amtrak deposited $60,000 in the U. S. District Court, the sum estimated by Amtrak to be just compensation for the property taken, which amount was received by the Company in October 1999.

     Following disbursement of the funds from the Court, the initial litigation between Amtrak and the Company and the Amtrak condemnation cases were consolidated for trial. Amtrak has petitioned the Court to bring the State of Rhode Island Department of Transportation into the litigation as a third-party defendant on the grounds that they are responsible, in part, for the costs of condemnation.

     The Company is unable to determine from the Court filings what periods are covered by the condemnations and cannot report the condemnation proceeds as income until management is able to clarify same.

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

The Company's principal assets consist of land, a public parking garage, petroleum storage facilities (the Facilities) and outdoor advertising sites. A significant portion of the land consists of approximately 20.5 acres, including
1.9 acres of air rights, in downtown Providence, Rhode Island, held for development. At September 30, 1999, the Company is earning revenue from long-term land leases for three separate land parcels. The tenants of each parcel have constructed buildings which are substantially occupied.

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

The Company is constructing a new expanded truck rack at the Facilities which will be fully automated and will have both top and bottom loading capabilities at an estimated cost of $2.0 million. It is anticipated that the rack will be completed during the first quarter of 2000. The Company is paying for the construction from available cash.

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

On November 14, 1997, the Company filed administrative appeals of the 1997 real property tax bills.

In August 1998, the Company received from the City real property tax bills for taxes assessed as of December 31, 1997, which taxes are based upon the assessed valuations as of December 31, 1996. The Company has appealed these assessments and on October 16, 1998, filed a lawsuit against the City in the Superior Court claiming that the increased assessments for 1998 are illegal. In December 1998, the Supreme Court directed that the property tax disputes with the City, title to the Disputed Parcel, and the condemnation case previously discussed be heard by a single justice of the Superior Court.

In August 1999, the Company received from the City real property tax bills for taxes assessed as of December 31, 1998, which taxes are based upon the assessed valuations as of December 31, 1996. The Company filed administrative appeals from the 1999 taxes on September 15, 1999, and on September 27, 1999, filed a lawsuit against the City in the Superior Court claiming that the increased assessments for 1999 are illegal.

The last real property tax bills were received by the Company in October 1999 from the City indicating that there remains unpaid taxes of $13,227,000 and interest thereon of $6,281,000 for assessment dates of December 31, 1990 through 1998. Interest continues to accrue at the rate of 1 percent per month.

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

The Company's carrying value of the Disputed Parcel is $57,000. The Disputed Parcel's assessed value was increased to $7,909,000 by the City as more fully discussed above. The last real property tax bill relating to the Disputed Parcel received in October 1999 from the City indicates that the unpaid taxes and interest total approximately $2,735,000 through that date.

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

On July 13, 1999 the Superior Court ruled in favor of the Company and found that the State must pay the entire Condemnation Judgment to the Company. The Superior Court left open the possibility that the Company will have to return some portion of the Condemnation Judgment to the State following the State's payment of the entire amount. The Superior Court entered judgment in favor of the Company and sent the case, sua sponte, to the Supreme Court for review.

The Superior Court's decisions in each of the four consolidated cases are currently being reviewed by the Rhode Island Supreme Court. These matters have been fully briefed and oral argument is scheduled for November 9, 1999. The Company is unable to determine when and what action the Supreme Court will take.

The Company is in dispute with the National Railroad Passenger Corporation (Amtrak) concerning various trespasses. As part of the Capital Center Project, the Company, State, City and Amtrak each conveyed parcels of land in Capital Center so that each party had the land it needed for its designated functions within Capital Center. As part of this arrangement, the Company was conveyed approximately 1.9 acres of air rights over Amtrak's Northeast Corridor 19.3 feet above the top rail within what is now designated as Parcel 6. Following that conveyance, the railroad station and the adjacent parking garage (owned by the Company) were constructed by the Federal Railroad Administration. Many of the facilities needed to service the railroad station were built within the confines of Parcel 7A (the garage parcel). Over the years, the Company did not charge Amtrak for this intrusion on its property; and over the years Amtrak assumed the cost of electricity provided to the parking garage. In 1997, Amtrak unilaterally refused to pay for the electricity, and the Company brought suit in the United States District Court for the District of Rhode Island (U. S. District Court) seeking an order requiring Amtrak to remove its facilities from Parcel 7A.

In the fall of 1998, Amtrak erected towers within the air right over Parcel 6, the tops of which vary in height between 27 and 31 feet above the tracks. Additionally, Amtrak erected a signal bridge within the Company's air rights, all as part of the electrification of the Northeast Corridor. The Company amended its complaint against Amtrak to include these trespasses into the Company's air rights.

On July 19, 1999, Amtrak condemned all the air rights owned by the Company for a three-year temporary easement. Amtrak deposited $335,000 in the U. S. District Court, the sum estimated by Amtrak to be just compensation for the property taken, which amount was received by the Company in October 1999.

On July 30, 1999, Amtrak condemned a portion of Parcel 7A (the parking garage parcel) upon which Amtrak had placed improvements, for a permanent easement. Amtrak deposited $60,000 in the U. S. District Court, the sum estimated by Amtrak to be just compensation for the property taken, which amount was received by the Company in October 1999.

Following disbursement of the funds from the Court, the initial litigation between Amtrak and the Company and the Amtrak condemnation cases were consolidated for trial. Amtrak has petitioned the Court to bring the State of Rhode Island Department of Transportation into the litigation as a third-party defendant on the grounds that they are responsible, in part, for the costs of condemnation.

The Company is unable to determine from the Court filings what periods are covered by the condemnations and cannot report the condemnation proceeds as income until management is able to clarify same.

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

RESULTS OF OPERATIONS:

For the three and nine months ended September 30, 1999, total income increased 10% and 31%, respectively, from the 1998 level.

For the three and nine months ended September 30, 1999, leasing revenue increased 9% and 12%, respectively, from the 1998 levels due principally to the renewal of short-term leases and the addition of two billboard locations. For the three and nine months ended September 30, 1999, expenses applicable to leasing increased 13% and 5%, respectively from the 1998 level due principally to a increase in property taxes and an increase in legal fees in connection with the condemnation case and the property tax disputes with the City of Providence.

For the three and nine months ended September 30, 1999, revenue from petroleum storage facilities increased over the 1998 levels resulting principally from income from an arrangement to operate the Facilities which commenced September 1, 1998. For the three and nine months ended September 30, 1999, expenses applicable to petroleum storage facilities decreased 51% and 24%, respectively, from the 1998 levels resulting principally from a decrease in repairs and maintenance and a decrease in depreciation expense, resulting from the fact that the tanks became fully depreciated by the end of 1998; however, depreciation expense will increase upon the completion of the truck rack in 2000. This decrease was offset in part by an increase in payroll and related costs as a result of an increased number of employees.

The decrease in total interest income in 1999 from 1998 results from Railroad's prepaying its note in full in March 1998, which note provided for a 10% rate. The Company is not able to invest the proceeds at comparable rates.

For the three months ended September 30, 1999, general and administrative expenses remained approximately at the 1998 level. For the nine months ended September 30, 1999, general and administrative expenses decreased 21% from the 1998 levels, due principally to professional fees in connection with corporate planning matters.

                                     PART II


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index of Exhibits:

     (3)(a) Restated articles of incorporation (incorporated by reference to Exhibit 4.1 to the Issuer's report on Form 8A dated June 6, 1997).

        (b) By-laws, as amended.

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

   (27) Financial Data Schedule for the quarter ended September 30, 1999.

(b) For the quarter ended September 30, 1999, no reports on Form 8-K were filed.

                                    SIGNATURE



     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CAPITAL PROPERTIES, INC.


                                    By /s/ Ronald P. Chrzanowski
                                       -----------------------------------------
                                       Ronald P. Chrzanowski
                                       President



                                    By /s/ Barbara J. Dreyer
                                       -----------------------------------------
                                       Barbara J. Dreyer
                                       Treasurer and Principal Financial Officer



DATED:    November  9, 1999