Form 10KSB
period 1999-12-31
CAPITAL PROPERTIES INC /RI/
filed 2000-03-16
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

X         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----      OF 1934 For the fiscal year ended DECEMBER 31, 1999
                                        OR
          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----      ACT OF 1934

          For the transition period from            to
                                         ----------    ----------
Commission File Number  0-9380
                        ------

                            CAPITAL PROPERTIES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

   Rhode Island                                                05-0386287
   ------------                                                ----------
(State or other jurisdiction of                      IRS Employer Identification
incorporation or organization)                       No.

100 Dexter Road, East Providence, Rhode Island                          02914
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number            (401) 435-7171
                           -----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                               Name of each exchange
         Title of each class                    on which registered
         ----------------------------          -----------------------
         Common Stock-$1.00 par value          American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

                                      None
          ------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

For the year ended December 31, 1999, the Issuer's revenues totaled $9,588,000.

As of March 1, 2000, the aggregate market value of the voting stock held by non-affiliates of the Issuer was $10,713,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Issuer's common stock (without conceding that such persons are "affiliates" of the Issuer for purposes of federal securities law.) The Issuer has no outstanding non-voting common equity.

As of March 1, 2000, the Issuer had 3,000,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the proxy statement for the 2000 annual meeting of shareholders are incorporated by reference into Part III. Portions of the annual report to shareholders of Capital Properties, Inc. for the year ended December 31, 1999 are incorporated by reference into Parts I, II, and III.

Transitional Small Business Disclosure Format. Yes     No  X
                                                   ---    ---

                                     PART I
                                     ------
ITEM 1. - DESCRIPTION OF BUSINESS

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

MISCELLANEOUS

For information relating to the Issuer's dependence on one or a few major customers, see Note 11 of Notes to Consolidated Financial Statements in the Issuer's 1999 Annual Report to shareholders attached hereto as Exhibit 13 (hereinafter referred as the "1999 Annual Report"), which Note is incorporated herein by reference.

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

On December 31, 1999, the Issuer employed a total of 9 full-time employees and 1 part-time employee.

ITEM 2. - DESCRIPTION OF PROPERTY

PRINCIPAL FACILITIES

The Issuer's principal executive offices are located at its petroleum storage facilities at 100 Dexter Road, East Providence, Rhode Island 02914.

INVESTMENT POLICIES AND INVESTMENTS IN REAL ESTATE

The Issuer has no established policy for the purchase of additional developed or undeveloped property. However, should suitable parcels become available in the general area of the Issuer's current land holdings, the Issuer would consider such an acquisition depending on current levels of cash and the availability of financing. Any properties acquired would most likely be leased primarily to developers under long-term leases. The Issuer periodically invests its excess cash in United States government and governmental agency obligations maturing in not more than eighteen months.

DESCRIPTION OF REAL ESTATE AND OPERATING DATA

All of the properties described below (except the petroleum storage facilities) are shown on a map on page 7 of the Issuer's 1999 Annual Report, which map is incorporated herein by reference.

All the properties described below (except for the air rights) are owned in fee by the Issuer. There are no mortgages, liens or other encumbrances on such properties.

In the opinion of management, all of the properties described below are adequately covered by insurance. Insurance is also required of all tenants, with the Issuer being named as an additional insured.

PETROLEUM STORAGE FACILITIES - The Issuer holds title to approximately 8 acres of land fronting on the Seekonk River in East Providence, Rhode Island. The property is used and operated primarily as a petroleum storage facility (the Facilities) with aggregate storage capacity of 340,000 barrels. Although the Issuer has received a height variance from the zoning board of appeals on any new tanks to be erected, it has no present plans to erect any tanks at this time. The property can be further developed to contain several additional tanks with an aggregate storage capacity at least equal to the current capacity. The Issuer is constructing in two phases a new expanded truck rack which will be fully automated and will have both top and bottom loading capabilities at an estimated cost of construction of $2.2 million. The first phase was completed in December 1999. It is anticipated that the second phase will be completed during the first quarter of 2000 at an estimated cost of $880,000.

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

In October 1996, the Issuer resumed possession of the Facilities. In September 1998, the Issuer entered into a short-term arrangement with Global Companies, L.L.C. under which the Issuer operates the entire Facilities for Global. In May 1999, the Issuer entered into an agreement with Global extending the arrangement for an additional three years plus options to extend on an annual basis.

The following schedule sets forth certain information on the federal tax basis of that portion of the petroleum terminal property which is depreciated:

                                 Land
                              Improvements       Buildings            Tanks              Equipment
                              ------------       ---------            -----              ---------
Federal Tax Basis (cost)       $367,921          $173,051          $2,246,787           $1,537,117
Rate per year                    6.67%          2.5% to 5%        3.3% to 20%               40%
Method                           S/L               S/L                 S/L               200% DDB
Life (Years)                     15              20 to 40            5 to 33                 5

The 1999 real estate taxes are $43,477 for the petroleum storage facilities and $35,702 for the Wilkesbarre Pier at a $23.05 per Thousand Dollars of assessed valuation tax rate. It is not known what the tax assessment will be on the equipment and land improvements put into service in 1999.

PROPERTIES UNDER LONG-TERM LEASES - The Issuer owns approximately 20.5 acres of land within the Capital Center Project area of downtown Providence, including
1.9 acres of air rights over Amtrak's Northeast Corridor railroad tracks which run through downtown Providence. (The land underlying the Parking Garage described below is also included in this acreage.) See the map on page 7 of the Issuer's 1999 Annual Report, which map is incorporated herein by reference.

At December 31, 1999, land leases for three separate land parcels within this area have commenced with remaining terms of up to 143 years. These leases have scheduled rent increases over their terms. For further information on the development of these parcels by the tenants, reference is made to the President's Report at pages 2 and 3 in the Issuer's 1999 Annual Report, which report is incorporated herein by reference.

As of December 31, 1999, the Issuer had entered into a land lease for 149 years under which the developer proposes to construct a building of approximately 350,000 square feet of commercial space and a minimum of 200 public parking spaces. The lease provides a period of time within which the developer may perform its due diligence, seek the approval of the plans for its complex from the Capital Center Commission and enter into a tax stabilization agreement with the City of Providence. There can be no assurance that the developer will be able to satisfy the conditions precedent to proceeding with the development. The Issuer is unable to determine at this time when construction will begin and therefore the time at which the term of each lease will commence.

PROPERTIES UNDER SHORT-TERM LEASES:

PARKING GARAGE - The Issuer owns a 360-car parking garage adjacent to a rail passenger station in downtown Providence, Rhode Island, together with the underlying land (the Parking Garage), which is leased under a short-term cancelable lease to a firm experienced in parking operations. The annual rent is $121,000 ($.79 per square foot). The federal tax cost basis of the Parking Garage (exclusive of the underlying land) is $2,500,000, which is being depreciated on the straight-line method at the rate of 2.5% per year over a 40-year life. The 1999 real estate taxes are $103,527 on the Parking Garage and $63,686 on the underlying land using a $33.44 per Thousand Dollars of assessed valuation tax rate. (For a discussion of the litigation currently pending with the State of Rhode Island and the Federal Railroad Administration concerning the parking rates in the garage, reference is made to the President's Report at page 5, which report is incorporated herein by reference.)

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

ITEM 3. LEGAL PROCEEDINGS

PETITION FOR ASSESSMENT OF DAMAGES - For a discussion of the litigation currently pending with the State of Rhode Island, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Issuer's 1999 Annual Report, which note is incorporated herein by reference.

For a discussion of the litigation with the National Railroad Passenger Corporation currently pending, reference is made to Note 3 of Notes to Consolidated Financial Statements in the Issuer's 1999 Annual Report, which note is incorporated herein by reference.

For a discussion of the litigation currently pending with the State of Rhode Island and the Federal Railroad Administration, reference is made to the President's Report at page 5, which report is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II
                                     -------
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See page 32 of the Issuer's 1999 Annual Report, which page is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

See pages 8 through 13 of the Issuer's 1999 Annual Report, which pages are incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of the Issuer and its subsidiaries, set forth at pages 15 through 30 of the Issuer's 1999 Annual Report, are incorporated herein by reference:

     Consolidated balance sheet--December 31, 1999

     Consolidated statements of income (loss) and retained earnings--years ended December 31, 1999 and 1998

     Consolidated statements of cash flows--years ended December 31, 1999 and
     1998

     Notes to consolidated financial statements--years ended December 31, 1999 and 1998

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III
                                    --------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
ISSUER

For information with respect to the directors and control persons of the Issuer, see Pages 3, 4 and 5 of the Issuer's definitive proxy statement for the 2000 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Issuer:

                                                                 Date of First
Name                            Age        Office Held       Election to Office
----                            ---        -----------       ------------------
Robert H. Eder                   67        Chairman                     1995
Ronald P. Chrzanowski            57        President                    1997
Barbara J. Dreyer                61        Treasurer                    1997
Stephen J. Carlotti              57        Secretary                    1998

All officers hold their respective offices until their successors are duly elected and qualified. Mr. Chrzanowski served as Vice President of the Issuer from November 12, 1997 to December 31, 1997, and as President since that date. Ms. Dreyer served as Secretary-Treasurer of the Issuer from 1987 to 1995; as President and Treasurer from 1995 to December 31, 1997 and as Treasurer since that date.

ITEM 10. EXECUTIVE COMPENSATION

See page 3 of the Issuer's definitive proxy statement for the 2000 annual meeting of its shareholders, which page is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See pages 3 and 4 of the Issuer's definitive proxy statement for the 2000 annual meeting of its shareholders, which pages are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See pages 4 and 5 of the Issuer's definitive proxy statement for the 2000 annual meeting of its shareholders, which pages are incorporated herein by reference.

                                      III-1

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index of Exhibits:

     (3) (a) Restated articles of incorporation (incorporated by reference to Exhibit 3 to the Issuer's report on Form 8A dated June 6, 1997).

          (b) By-laws, as amended (incorporated by reference to Exhibit 3(b) to the Issuer's quarterly report on Form 10-QSB for the quarter ended September 30, 1999).

     (10) Material contracts:
          (a)  Leases between Metropark, Ltd., and Issuer:
               (i)  Dated December 1, 1999; see page III-3;

               (ii) Dated as of November 1, 1998 (incorporated by reference to
                    Exhibit 10(b)(ii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1998);

               (iii)Dated as of December 1, 1998 (incorporated by reference to
                    Exhibit 10(b)(iii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1998);

               (iv)Dated as of January 1, 1999 (incorporated by reference to
                    Exhibit 10(b)(iv) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1998); and

               (v)  Dated as of January 1, 1999 (incorporated by reference to
                    Exhibit 10(b)(v) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1998).

     (13) Annual report to shareholders for the year ended December 31, 1999; see page III-4.

     (21) Subsidiaries of the Issuer; see page III-5.

     (22) Plan of the Issuer's parcels in Downtown Providence (incorporated by reference to page 7 of the Issuer's annual report to shareholders for the year ended December 31, 1999), filed as Exhibit 13 hereto.

     (27) Financial Data Schedule.

(b) A report on Form 8-K was filed on December 2, 1999, reporting that the Rhode Island Supreme Court affirmed the judgment of the Rhode Island Superior Court ordering to the State of Rhode Island to pay a condemnation award owed to the Company.

                                      III-2

                                   SIGNATURES
                                   ----------
     In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CAPITAL PROPERTIES, INC.

                                               By   /s/ Ronald P. Chrzanowski
                                                   -----------------------------
                                                     Ronald P. Chrzanowski
                                                     President and Principal
                                                     Executive Officer

Dated:  March 8, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

SIGNATURE

 /s/ Robert H. Eder                                        March 9, 2000
--------------------------------------
Robert H. Eder
Chairman and Director


 /s/ Ronald P. Chrzanowski                                 March 8, 2000
--------------------------------------
Ronald P. Chrzanowski
President and Director
(Principal Executive Officer)


 /s/ Barbara J. Dreyer                                     March 8, 2000
--------------------------------------
Barbara J. Dreyer
Treasurer, Principal Financial Officer
and Principal  Accounting Officer


 /s/ James H. Dodge                                        March 8, 2000
--------------------------------------
James H. Dodge, Director