Form 10QSB
period 2000-03-31
CAPITAL PROPERTIES INC /RI/
filed 2000-05-04
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to __________________

Commission File Number  0-9380

                            CAPITAL PROPERTIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          RHODE ISLAND                                  05-0386287
  --------------------------------           --------------------------------
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes common equity, as of the latest practicable date:

As of May 2, 2000, the Issuer had 3,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2000
(UNAUDITED)


ASSETS

Properties and equipment (net of accumulated depreciation)....... $11,268,000
Cash and cash equivalents........................................   5,385,000
Receivables:
   Tenant property tax reimbursements............................     183,000
   Income taxes..................................................     100,000
   Other.........................................................      72,000
Accrued rental income............................................     476,000
Prepaid and other................................................     227,000
                                                                  -----------
                                                                  $17,711,000
                                                                  ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes.............................................. $   621,000
     Other.......................................................     594,000
   Deferred income taxes.........................................   1,923,000
   Deferred condemnation proceeds................................     158,000
                                                                  -----------
                                                                    3,296,000
                                                                  ===========
Shareholders' equity:
   Common stock, $1 par; authorized, issued
     and outstanding 3,000,000 shares............................   3,000,000
   Capital in excess of par......................................   8,828,000
   Retained earnings.............................................   2,587,000
                                                                  -----------
                                                                   14,415,000
                                                                  -----------
                                                                  $17,711,000
                                                                  ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

                                                          2000          1999
                                                       ----------     --------
Income:
   Revenues:
    Leasing, including temporary condemnation
      of $28,000 in 2000 .........................     $  539,000     $494,000
    Petroleum storage facilities .................        339,000      341,000
                                                       ----------     --------
                                                          878,000      835,000
   Interest ......................................        100,000       48,000
   Other .........................................         23,000
                                                       ----------     --------
                                                        1,001,000      883,000
                                                       ----------     --------
Expenses:
   Expenses applicable to:
     Leasing .....................................        321,000      321,000
     Petroleum storage facilities ................        283,000      168,000
   General and administrative ....................        236,000      221,000
                                                       ----------     --------
                                                          840,000      710,000
                                                       ----------     --------

Income before income taxes .......................        161,000      173,000
Income tax expense ...............................         67,000       69,000
                                                       ----------     --------
Net income .......................................     $   94,000     $104,000
                                                       ==========     ========
Basic earnings per common share ..................         $.03         $.03
                                                           ====         ====
Dividends on common stock ........................         $.53         $-0-
                                                           ====         ====


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

                                                              2000           1999
                                                          -----------    ----------
Cash flows from operating activities:
   Net income .........................................   $    94,000    $  104,000
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Condemnation proceeds, temporary ................       (28,000)
      Depreciation ....................................        55,000        20,000
      Deferred income taxes ...........................        55,000       (11,000)
      Other, principally net changes in receivables,
        prepaids, accounts payable, income taxes
        and accrued expenses ..........................    (2,220,000)       93,000
                                                          -----------    ----------
   Net cash provided by (used in) operating activities     (2,044,000)      206,000
                                                          -----------    ----------

Cash used in investing activities, purchase
   of properties and equipment ........................      (376,000)      (56,000)
                                                          -----------    ----------

Cash used in financing activities, payment of dividends    (1,590,000)
                                                          -----------    ----------

Increase (decrease) in cash and cash equivalents ......    (4,010,000)      150,000
Cash and cash equivalents, beginning ..................     9,395,000     4,743,000
                                                          -----------    ----------
Cash and cash equivalents, ending .....................   $ 5,385,000    $4,893,000
                                                          ===========    ==========

Supplemental disclosures, cash paid for income taxes ..   $ 1,925,000    $   -0-
                                                          ===========    ==========


See notes to consolidated financial statements.

      CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THREE MONTHS ENDED MARCH 31, 2000 AND 1999
      (UNAUDITED)

1.    Basis of presentation:

      The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

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

3.    Litigation with the State of Rhode Island:

      On December 2, 1999, the Rhode Island Supreme Court (Supreme Court) issued an opinion denying and dismissing the appeals of the State of Rhode Island (the State) and adopting as its own the opinion of the Rhode Island Superior Court (Superior Court), with certain modifications, as it concerns the condemnation by the State. The Supreme Court ordered the State to pay an additional condemnation award to the Company. The condemnation award relates to a 1987 condemnation by the State of certain property owned by the Company in the Capital Center Project area in downtown Providence, Rhode Island. In 1988, the Company filed a petition in the Superior Court for an increased condemnation award alleging that the 1987 award paid by the State was inadequate. The December 2, 1999 ruling by the Supreme Court was the culmination of those proceedings and multiple appeals. On December 22, 1999, the State paid the Company $5,977,000, representing 50% of the condemnation award plus pre-judgment and post-judgment interest at the U. S. Treasury bill rate.

      At the time of the condemnation, the Company and the State entered into an agreement requiring the Company to pay 50% of the condemnation award to the State as consideration of the conveyance to the Company of Parcel 9 in the Capital Center Project area.

      Following the December 2, 1999 opinion, the parties raised several issues. The first issue was whether the Company was entitled to pre-judgment interest at the rate of 12% (the interest rate in effect when the Company entered into the 1987 Agreement with the State) or the U. S. Treasury Bill rate (which is the interest rate now required by State statute). The second issue was the Company's claim that, in connection with its obligation to return 50% of the condemnation proceeds to the State, it was not obligated to return interest on those proceeds. The third issue was whether the Company was entitled to post-judgment interest at the rate of 12% as opposed to the U. S. Treasury bill rate. On December 20, 1999, the Supreme Court entered an order directing these issues be presented to the Superior Court for determination. On March 24, 2000, the Superior Court ruled that the Company was only entitled to pre-judgment interest at the
      U. S. Treasury Bill rate, that the Company was entitled to retain interest on the portion of the condemnation award to be returned to the State, and that it was entitled to post-judgment interest at the rate of 12% as opposed to the U. S. Treasury Bill rate. A formal judgment has not yet been entered. The Company expects the State to appeal once a judgment is entered.

      Based on the decision of the Superior Court, the Company estimates that the amount due it through December 22, 1999, is approximately $4,400,000.

      Upon consultation with counsel and as result of the State's expressed intention to appeal, the Company is presently unable to determine what additional amounts, if any, it will receive.

4.    Dispute with Amtrak:

      The Company is in dispute with the National Railroad Passenger Corporation (Amtrak) concerning various trespasses. As part of the Capital Center Project, during the 1980's the Company, State, City and Amtrak each conveyed parcels of land in Capital Center so that each party had the land it needed for its designated functions. Pursuant to this arrangement, the Company was conveyed approximately 1.9 acres of air rights over Amtrak's Northeast Corridor, which rights are 19.3 feet above the top of rail within Parcel 6. Following that conveyance, the railroad station and the Company's adjacent parking garage were constructed and partially financed by the Federal Railroad Administration. Many of the utilities needed to service the railroad station were built within the confines of Parcel 7A (the parking garage parcel). Over the years, the Company did not charge Amtrak for this intrusion on its property; and over the years Amtrak assumed the cost of electricity provided to the parking garage. In 1997, Amtrak unilaterally refused to pay for the electricity, and the Company brought suit in the United States District Court for the District of Rhode Island seeking an order requiring Amtrak to remove its encroachments from Parcel 7A.

      In the fall of 1998, as part of Amtrak's electrification of the Northeast Corridor, Amtrak erected catenaries within the air rights over Parcel 6 (the tops of which vary in height between 27 and 31 feet above the tracks) and a 42-foot signal bridge. The Company amended its complaint against Amtrak to include these trespasses into the Company's air rights suit.

      Amtrak has condemnation powers, and in July 1999 condemned all the air rights owned by the Company for a three-year temporary easement retroactive to August 1998. In October 1999, the Company received from Amtrak $335,000, the sum estimated by Amtrak to be just compensation for the property taken.

      In July 1999, Amtrak also condemned a permanent easement within a portion of the parking garage parcel upon which Amtrak had placed improvements. In October 1999, the Company received from Amtrak $60,000, the sum estimated by Amtrak to be just compensation for the property taken.

      Following the receipt of the condemnation proceeds, the initial litigation between Amtrak and the Company and the Amtrak condemnation cases were consolidated for trial. Amtrak has petitioned the Court to bring the State of Rhode Island Department of Transportation into the litigation as a third-party defendant on the grounds that they are responsible, in part, for the costs of condemnation. The case is seeking a determination of the value of the properties condemned and the parties' rights and liabilities, if any, concerning the trespasses. The case is scheduled to be heard during the second quarter of 2000.

5.    Properties and equipment:

           Properties on lease or held for lease:

             Land and land improvements.....................     $ 4,365,000
             Parking garage.................................       2,500,000
                                                                 -----------
                                                                   6,865,000
                                                                 -----------
           Petroleum storage facilities:
              Land..........................................       2,743,000
              Buildings and structures......................         324,000
              Tanks and equipment...........................       6,404,000
                                                                 -----------
                                                                   9,471,000
                                                                 -----------

           Office equipment.................................          76,000
                                                                 -----------
                                                                  16,412,000
                                                                 -----------
           Less accumulated depreciation:
              Properties on lease or held for lease.........         755,000
              Petroleum storage facilities..................       4,335,000
              Office equipment..............................          54,000
                                                                 -----------
                                                                   5,144,000
                                                                 -----------
                                                                 $11,268,000
                                                                 ===========

      During 1999, the Company commenced construction of a new expanded truck rack at the Facilities which was substantially completed at March 31, 2000.

      In April 2000, the Company purchased real estate consisting of 2.275 acres of land and a building (which property abuts the Facilities) for $533,000. The Company plans to demolish the building to provide additional acreage for future expansion. An environmental study of the property has been conducted and the estimated cost of demolition and cleanup is approximately $317,000.

6.    Description of leasing arrangements:

      At March 31, 2000, the Company had entered into long-term land leases for four separate land parcels, one of which will not commence until construction begins. The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 25 years and for public parking purposes under short-term cancellable leases.

      For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $12,670,000 through March 31, 2000. Management has concluded that a portion of the excess of straight-line over contractual rentals ($476,000 at March 31, 2000) is realizable when payable over the terms of the leases.

7.    Petroleum storage facilities:

      Effective September 1, 1998, the Company entered into a short-term arrangement with a petroleum company (Petroleum Company) under which the Company operates the entire Facilities for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses. The Company and the Petroleum Company entered into an agreement effective May 1, 1999, extending the arrangement to April 30, 2002, plus options to extend on an annual basis, with a minimum monthly fee of $67,000, increasing 4.5% annually during the extended term. In March 2000 the agreement was further amended, extending the agreement to April 30, 2004. The agreement also provides that the Company will receive an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in an agreement year.

8.    Income taxes:

      Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at March 31, 2000 were as follows:

          Gross deferred tax liabilities:
            Property having a financial statement basis
               in excess of its tax basis.....................      $1,347,000
               Accrued rental income..........................         190,000
            Condemnation proceeds.............................         404,000
                                                                    ----------
                                                                     1,941,000
          Gross deferred tax assets...........................        (18,000)
                                                                    ----------
                                                                    $1,923,000
                                                                    ==========

 9.   Operating segment disclosures:

      The Company operates in two segments: (1) Leasing and (2) Petroleum Storage Facilities.

      The Leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (to tenants that have constructed buildings thereon) and locations along interstate and primary highways in Rhode Island and Massachusetts (to a company which has constructed outdoor advertising boards thereon). The Company anticipates that the future development of its remaining properties will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels and an adjacent parking garage for public parking purposes under short-term cancellable leasing arrangements.

      The Petroleum Storage Facilities segment consists of the operating of the Facilities in East Providence under a five year agreement at a fixed monthly rate for the Petroleum Company which stores and distributes petroleum products. The Agreement includes options to extend on an annual basis and additional payments based upon throughput.

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

      There are no inter-segment revenues. The Company did not incur interest expense during the three months ended March 31, 2000 and 1999.

      The following financial information is used by the chief operating decision maker for making operating decisions and assessing performance of the Company's segments:

                                                                             Petroleum
                                                                              Storage
                                                                  LEASING    FACILITIES     TOTAL
                                                                  --------   ----------    --------
Three months  ended March 31, 2000:
Revenues:
   Contractual ................................................   $518,000    $339,000    $857,000
   Condemnation, temporary ....................................     28,000                  28,000
   Noncash, excess of contractual
      rentals over straight-line ..............................     (7,000)                (7,000)
                                                                  --------    --------    --------
                                                                  $539,000    $339,000    $878,000
                                                                  ========    ========    ========

Depreciation ..................................................   $ 16,000    $ 37,000    $ 53,000
                                                                  ========    ========    ========

Income before income taxes ....................................   $218,000    $ 56,000    $274,000
                                                                  ========    ========    ========
Three months ended March 31, 1999:
Revenues:
    Contractual ...............................................   $490,000    $341,000    $831,000
    Noncash, excess of straight-line over
    contractual rentals .......................................      4,000                   4,000
                                                                  --------    --------    --------
                                                                  $494,000    $341,000    $835,000
                                                                  ========    ========    ========

Depreciation ..................................................   $ 16,000    $  3,000    $ 19,000
                                                                  ========    ========    ========

Income before income taxes ....................................   $173,000    $173,000    $346,000
                                                                  ========    ========    ========


      The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2000 and 1999:

                                                                        2000           1999
                                                                     ----------      ---------
      Income:
        Revenues for operating segments.........................     $  878,000      $ 835,000
        Interest income.........................................        100,000         48,000
        Other...................................................         23,000
                                                                     ----------      ---------
          Total consolidated income.............................     $1,001,000      $ 883,000
                                                                     ==========      =========
      Depreciation:
        Depreciation for operating segments.....................     $   53,000      $  19,000
        Unallocated corporate depreciation......................          2,000          1,000
                                                                     ----------      ---------
          Total consolidated depreciation                            $   55,000      $  20,000
                                                                     ==========      =========
      Income before income taxes:
        Income for operating segments...........................     $  274,000      $ 346,000
        Condemnation proceeds, permanent........................         23,000
        Interest income.........................................        100,000         48,000
        Unallocated corporate expenses..........................       (236,000)      (221,000)
                                                                     ----------      ---------
          Total consolidated income before
             income taxes.......................................     $  161,000      $ 173,000
                                                                     ==========      =========


CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION:

The Company's principal assets consist of land, a public parking garage, petroleum storage facilities (the Facilities) and outdoor advertising sites. A significant portion of the land consists of approximately 20.5 acres, including
1.9 acres of air rights, in downtown Providence, Rhode Island, held for development. At March 31, 2000, the Company is earning revenue from long-term land leases for three separate land parcels. The tenants of each parcel have constructed buildings which are substantially occupied.

At March 31, 2000, the Company had entered into a land lease for 149 years under which the developer proposed to construct a building of approximately 350,000 square feet of commercial space and a minimum of 200 public parking spaces. The lease provides for a period within which the developer may perform its due diligence, seek the approval of the plans for its complex from the Capital Center Commission and enter into a tax stabilization agreement with the City of Providence. There can be no assurance that the developer will be able to satisfy the conditions precedent to proceeding with the development. The Company is unable to determine at this time when construction will begin and therefore the time at which the term of the lease will commence. The Company has also entered into two letters of intent for the development of three additional parcels in the Capital Center area. The Company anticipates entering into leases with each developer during the second quarter of 2000 similar in terms and conditions with those leases already in place.

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

Effective September 1, 1998, the Company entered into an arrangement with a petroleum company (Petroleum Company) under which the Company operates the entire Facilities for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses. The Company and Petroleum Company have entered into an agreement effective May 1, 1999, extending the arrangement to April 30, 2002, plus options to extend on an annual basis with a minimum monthly fee of $67,000, increasing 4.5% annually during the extended term. In March 2000, the agreement was further amended extending the agreement to April 30, 2004. The agreement also provides that the Company will receive an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in an agreement year. The Company exceeded the 2,000,000 barrels, earning approximately $62,000 in the quarter ended March 31, 2000 and anticipates earning an additional $20,000 before the agreement year ends April 30, 2000.

During 1999, the Company commenced construction of a new expanded truck rack at the Facilities which was substantially completed at March 31, 2000.

In April 2000, the Company purchased real estate consisting of 2.275 acres of land and a building (which property abuts the Facilities) for $533,000 in cash. The Company plans to demolish the building to provide additional acreage for future expansion. An environmental study of the property has been conducted and the estimated cost of demolition and cleanup is approximately $317,000, which the Company anticipates paying from available cash.

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

On December 2, 1999, the Rhode Island Supreme Court (Supreme Court) issued an opinion denying and dismissing the appeals of the State of Rhode Island (the State) and adopting as its own the opinion of the Rhode Island Superior Court (Superior Court), with certain modifications, as it concerns the condemnation by the State. The Supreme Court ordered the State to pay an additional condemnation award to the Company. The condemnation award relates to a 1987 condemnation by the State of certain property owned by the Company in the Capital Center Project area in downtown Providence, Rhode Island. In 1988, the Company filed a petition in the Superior Court for an increased condemnation award alleging that the 1987 award paid by the State was inadequate. The December 2, 1999 ruling by the Supreme Court was the culmination of those proceedings and multiple appeals. On December 22, 1999, the State paid the Company $5,977,000, representing 50% of the condemnation award plus pre-judgment and post-judgment interest at the U. S. Treasury bill rate.

At the time of the condemnation, the Company and the State entered into an agreement requiring the Company to pay 50% of the condemnation award to the State as consideration of the conveyance to the Company of Parcel 9 in the Capital Center Project area.

Following the December 2, 1999 opinion, the parties raised several issues. The first issue was whether the Company was entitled to pre-judgment interest at the rate of 12% (the interest rate in effect when the Company entered into the 1987 Agreement with the State) or the U. S. Treasury Bill rate (which is the interest rate now required by State statute). The second issue was the Company's claim that, in connection with its obligation to return 50% of the condemnation proceeds to the State, it was not obligated to return interest on those proceeds. The third issue was whether the Company was entitled to post-judgment interest at the rate of 12% as opposed to the U. S. Treasury bill rate. On December 20, 1999, the Supreme Court entered an order directing these issues be presented to the Superior Court for determination. On March 24, 2000, the Superior Court ruled that the Company was only entitled to pre-judgment interest at the U. S. Treasury Bill rate, that the Company was entitled to retain interest on the portion of the condemnation award to be returned to the State, and that it was entitled to post-judgment interest at the rate of 12% as opposed to the U. S. Treasury Bill rate. A formal judgment has not yet been entered. The Company expects the State to appeal once a judgment is entered.

Based on the decision of the Superior Court, the Company estimates that the amount due it through December 22, 1999, is approximately $4,400,000.

Upon consultation with counsel and as result of the State's expressed intention to appeal, the Company is presently unable to determine what additional amounts, if any, it will receive.

The Company is in dispute with the National Railroad Passenger Corporation (Amtrak) concerning various trespasses. As part of the Capital Center Project, during the 1980's the Company, State, City and Amtrak each conveyed parcels of land in Capital Center so that each party had the land it needed for its designated functions. Pursuant to this arrangement, the Company was conveyed approximately 1.9 acres of air rights over Amtrak's Northeast Corridor, which rights are 19.3 feet above the top of rail within Parcel 6. Following that conveyance, the railroad station and the Company's adjacent parking garage were constructed and partially financed by the Federal Railroad Administration. Many of the utilities needed to service the railroad station were built within the confines of Parcel 7A (the parking garage parcel). Over the years, the Company did not charge Amtrak for this intrusion on its property; and over the years Amtrak assumed the cost of electricity provided to the parking garage. In 1997, Amtrak unilaterally refused to pay for the electricity, and the Company brought suit in the United States District Court for the District of Rhode Island seeking an order requiring Amtrak to remove its encroachments from Parcel 7A.

In the fall of 1998, as part of Amtrak's electrification of the Northeast Corridor, Amtrak erected catenaries within the air rights over Parcel 6 (the tops of which vary in height between 27 and 31 feet above the tracks) and a 42-foot signal bridge. The Company amended its complaint against Amtrak to include these trespasses into the Company's air rights suit.

Amtrak has condemnation powers, and in July 1999 condemned all the air rights owned by the Company for a three-year temporary easement retroactive to August 1998. In October 1999, the Company received from Amtrak $335,000, the sum estimated by Amtrak to be just compensation for the property taken.

In July 1999, Amtrak also condemned a permanent easement within a portion of the parking garage parcel upon which Amtrak had placed improvements. In October 1999, the Company received from Amtrak $60,000, the sum estimated by Amtrak to be just compensation for the property taken.

Following the receipt of the condemnation proceeds, the initial litigation between Amtrak and the Company and the Amtrak condemnation cases were consolidated for trial. Amtrak has petitioned the Court to bring the State of Rhode Island Department of Transportation into the litigation as a third-party defendant on the grounds that they are responsible, in part, for the costs of condemnation. The case is seeking a determination of the value of the properties condemned and the parties' rights and liabilities, if any, concerning the trespasses. The case is scheduled to be heard during the second quarter of 2000.

In February 2000, the Company paid a quarterly dividend of $.03 per share and a special dividend of $.50 per share on the Company's outstanding stock. The special dividend represented a portion of the interest received and expected to be received from the State of Rhode Island in connection with a condemnation award affirmed in December 1999 by the Rhode Island Supreme Court after deducting therefrom the expenses and income taxes related thereto. The

Company expects to be in a position to continue dividend payments on a quarterly basis; however, the declaration of any dividend and the amount thereof will depend on the Company's future earnings, financial condition and other relevant factors.

Certain portions of this report, and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements, contain forward-looking statements which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectibility of the accrued rental income when due over the terms of the long-term land leases; changes in economic conditions that may affect either the current or future development on the Company's parcels; the final outcome of the condemnation and Amtrak litigations; and exposure to contamination, cleanup or similar costs associates with the operation of the Facilities.

RESULTS OF OPERATIONS:

For the three months ended March 31, 2000, total income increased 13% from the 1999 level.

For the three months ended March 31, 2000, leasing revenue increased 9% from the 1999 level due principally to the renewal of short-term leases and revenue from a temporary condemnation. For the three months ended March 31, 2000, expenses applicable to leasing remained at the 1999 level.

For the three months ended March 31, 2000, revenue from petroleum storage facilities remained at the 1999 level. For the three months ended March 31, 2000, expenses applicable to petroleum storage facilities increased 68% from the 1999 level resulting principally from an increase in depreciation expense due to the completion of the truck rack; payroll and related costs; and costs associated with the disposal of contaminated soil.

Interest income doubled from the 1999 level resulting from higher levels of cash.

For the three months ended March 31, 2000, general and administrative expenses increased 7% from the 1999 level due principally to an increase in purchased services.

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

     (10)  Material contracts:

           (a)  Leases between Metropark, Ltd., and Issuer:

                (i)   Dated as of November 1, 1998 (incorporated by reference to
                      Exhibit 10(b)(ii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1998).

                (ii)  Dated as of December 1, 1998 (incorporated by reference to
                      Exhibit 10(b)(iii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1998).

                (iii) Dated as of January 1, 1999 (incorporated by reference to
                      Exhibit 10(b)(v) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1998).

                (iv)  Dated December 1, 1999 (incorporated by reference to
                      Exhibit 10(b)(i) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1999).

                (v)   Dated as of January 1, 2000

     (27)  Financial Data Schedule

(b) For the quarter ended March 31, 2000, no reports on Form 8-K were filed.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPITAL PROPERTIES, INC.


                                   By /s/ RONALD P. CHRZANOWSKI
                                      ----------------------------
                                      Ronald P. Chrzanowski
                                      President


                                   By /s/ BARBARA J. DREYER
                                      ----------------------------
                                      Barbara J. Dreyer
                                      Treasurer and Principal Financial Officer

DATED:  May 2, 2000