Form 10QSB
period 2000-06-30
CAPITAL PROPERTIES INC /RI/
filed 2000-07-31
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934 For the quarterly period ended JUNE 30, 2000


      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934 For the transition period from               to
                                             --------------   --------------

Commission File Number 0-9380

                            CAPITAL PROPERTIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         RHODE ISLAND                                 05-0386287
-------------------------------              ---------------------------
(State or other jurisdiction of              IRS Employer Identification No.
 incorporation or organization)

              100 DEXTER ROAD, EAST PROVIDENCE, RHODE ISLAND 02914
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (401) 435-7171
                           --------------------------
                           (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
    --    --

State the number of shares outstanding of each of the Issuer's classes common equity, as of the latest practicable date:

As of July 28, 2000, the Issuer had 3,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                ---    ---

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2000
(UNAUDITED)

ASSETS

Properties and equipment (net of accumulated depreciation)..........$11,993,000
Cash and cash equivalents...........................................  4,467,000
Receivables:
   Tenant property tax reimbursements...............................    194,000
   Other............................................................    270,000
Accrued rental income...............................................    475,000
Prepaid and other...................................................    123,000
                                                                    -----------
                                                                    $17,522,000
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes.................................................$   631,000
    Other...........................................................    344,000
   Income taxes:
    Current.........................................................     76,000
    Deferred........................................................  1,890,000
   Deferred condemnation proceeds...................................    130,000
                                                                    -----------
                                                                      3,071,000
                                                                    ===========

Contingencies and commitments (Notes 5 and 6)

Shareholders' equity:
   Common stock, $1 par; authorized, issued
     and outstanding 3,000,000 shares...............................  3,000,000
   Capital in excess of par.........................................  8,828,000
   Retained earnings................................................  2,623,000
                                                                    -----------
                                                                     14,451,000
                                                                    -----------
                                                                    $17,522,000
                                                                    ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30                        JUNE 30
                                                   ----------------------       ----------------------
                                                   2000              1999       2000              1999
                                                   ----              ----       ----              ----
Income:
 Revenues:
  Leasing, including temporary
   condemnation in 2000 of
   $28,000 and $56,000,
   respectively............................... $  658,000      $   554,000     $1,197,000     $1,047,000
   Petroleum storage facilities...............    298,000          283,000        637,000        624,000
                                               ----------      -----------     ----------     ----------
                                                  956,000          837,000      1,834,000      1,671,000

   Interest...................................     64,000           48,000        164,000         97,000
   Other......................................                                     23,000
                                               ----------      -----------     ----------     ----------
                                                1,020,000          885,000      2,021,000      1,768,000
                                               ----------      -----------     ----------     ----------
Expenses:
 Expenses applicable to:
  Leasing.....................................    262,000          269,000        583,000        590,000
  Petroleum storage facilities................    225,000          223,000        508,000        391,000
 General and administrative...................    257,000          211,000        493,000        432,000
 Interest expense.............................     65,000                          65,000
                                               ----------      -----------     ----------     ----------
                                                  809,000          703,000      1,649,000      1,413,000
                                               ----------      -----------     ----------     ----------

Income before income taxes....................    211,000          182,000        372,000        355,000

Income tax expense............................     85,000           76,000        152,000        145,000
                                               ----------      -----------     ----------     ----------

Net income.................................... $  126,000       $  106,000     $  220,000     $  210,000
                                               ==========      ===========     ==========     ==========

Basic earnings per common share...............      $ .04            $ .04          $ .07          $ .07
                                                    =====            =====          =====          =====

Dividends per common share....................      $ .03            $ .05          $ .56          $ .05
                                                    =====          =====            =====          =====





See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)

                                                                              2000                  1999
                                                                              ----                  ----

Cash flows from operating activities:
 Net income......................................................       $   220,000            $   210,000
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Condemnation proceeds, temporary.............................           (56,000)
    Depreciation.................................................           110,000                 42,000
    Deferred income taxes........................................            22,000                (12,000)
    Other, principally net changes in receivables,
     prepaids, accounts payable, income taxes and
     accrued expenses............................................        (1,853,000)               217,000
                                                                        -----------            -----------
  Net cash provided by (used in) operating activities............        (1,557,000)               457,000


Cash flows from investing activities, purchase of
   properties and equipment......................................        (1,691,000)              (287,000)

Cash used in financing activities, payment of
   dividends.....................................................        (1,680,000)              (150,000)
                                                                        -----------            -----------
Increase (decrease) in cash and cash equivalents.................        (4,928,000)                20,000
Cash and cash equivalents, beginning.............................         9,395,000              4,743,000
                                                                        -----------            -----------
Cash and cash equivalents, ending................................       $ 4,467,000            $ 4,763,000
                                                                        ===========            ===========


Supplemental disclosures, cash paid for income taxes.............       $ 1,934,000            $    87,000
                                                                        ===========            ===========







See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


1.   Basis of presentation:

     The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999.

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


3.   Litigation with the State of Rhode Island:

     On December 2, 1999, the Rhode Island Supreme Court (Supreme Court) issued an opinion denying and dismissing the appeals of the State of Rhode Island (the State) and adopting as its own the opinion of the Rhode Island Superior Court (Superior Court), with certain modifications, as it concerns the condemnation by the State. The Supreme Court ordered the State to pay an additional condemnation award to the Company. The condemnation award relates to a 1987 condemnation by the State of certain property owned by the Company in the Capital Center Project area in downtown Providence, Rhode Island. In 1988, the Company filed a petition in the Superior Court for an increased condemnation award alleging that the 1987 award paid by the State was inadequate. The December 2, 1999 ruling by the Supreme Court was the culmination of those proceedings and multiple appeals. On December 22, 1999, the State paid the Company $5,977,000, representing 50% of the condemnation award plus pre-judgment and post-judgment interest at the U.S. Treasury bill rate.

     At the time of the condemnation, the Company and the State entered into an agreement requiring the Company to pay 50% of the condemnation award to the State as consideration of the conveyance to the Company of Parcel 9 in the Capital Center Project area.

     Following the December 2, 1999 opinion, the parties raised several issues. The first issue was whether the Company was entitled to pre-judgment interest at the rate of 12% (the interest rate in effect when the Company entered into the 1987 Agreement with the State) or the U. S. Treasury Bill rate (which is the interest rate now required by State statute). The second issue was the Company's claim that, in connection with its obligation to return 50% of the condemnation proceeds to the State, it was not obligated to return interest on those proceeds. The third issue was whether the Company was entitled to post-judgment interest at the rate of 12% as opposed to the U. S. Treasury bill rate. On December 20, 1999, the Supreme Court entered an order directing these issues be presented to the Superior Court for determination. On March 24, 2000, the Superior Court ruled that the Company was only entitled to pre-judgment interest at the U. S. Treasury Bill rate, that the Company was entitled to retain interest on the portion of the condemnation award to be returned to the State, and that it was entitled to post-judgment interest at the rate of 12% as opposed to the
     U. S. Treasury Bill rate. A formal judgment was entered on June 16, 2000, and the State filed a notice of appeal on July 5, 2000.

     Based on the decision of the Superior Court, the Company estimates that the amount due it through December 22, 1999, is approximately $4,400,000.

     Upon consultation with counsel and as result of the State's appeal, the Company is presently unable to determine what additional amounts, if any, it will receive.

4.   Dispute with Amtrak:

     The Company is in a dispute with the National Railroad Passenger Corporation (Amtrak) concerning various trespasses. As part of the Capital Center Project, during the 1980's the Company, State, City and Amtrak each conveyed parcels of land in Capital Center so that each party had the land it needed for its designated functions. Pursuant to this arrangement, the Company was conveyed approximately 1.9 acres of air rights over Amtrak's Northeast Corridor, which rights are 19.3 feet above the top of rail within Parcel 6. Following that conveyance, the railroad station and the Company's adjacent parking garage were constructed and partially financed by the Federal Railroad Administration. Many of the utilities needed to service the railroad station were built within the confines of Parcel 7A (the parking garage parcel). Over the years, the Company did not charge Amtrak for this intrusion on its property; and over the years Amtrak assumed the cost of electricity provided to the parking garage. In 1997, Amtrak unilaterally refused to pay for the electricity, and the Company brought suit in the United States District Court for the District of Rhode Island seeking an order requiring Amtrak to remove its encroachments from Parcel 7A.

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

     Following the receipt of the condemnation proceeds, the initial litigation between Amtrak and the Company and the Amtrak condemnation cases were consolidated for trial. Amtrak has petitioned the Court to bring the State of Rhode Island Department of Transportation into the litigation as a third-party defendant on the grounds that they are responsible, in part, for the costs of condemnation. The case is seeking a determination of the value of the properties condemned and the parties' rights and liabilities, if any, concerning the trespasses. The case is scheduled to be heard before year-end.

5.   Litigation with the City of Providence

     On July 7, 2000, the City of Providence filed a motion to vacate several Superior Court judgments entered in favor of the Company that relate to a property tax dispute and the ownership of Parcel 9 in the Capital Center Project area. The tax dispute concerned an attempt by the City in 1997 to reassess the tax value of property owned by the Company in the Capital Center Project area and assess back taxes on that property. The Parcel 9 dispute concerned the City's attempt in 1998 to condemn Parcel 9. On July 13, 1999, the Superior Court entered judgments in favor of the Company in both disputes. The Superior Court declared as illegal the reassessment and back taxes and the attempted condemnation of Parcel 9. The Supreme Court affirmed these judgments in December 1999.

     Upon consultation with counsel, the Company believes that the Superior Court judgments, as affirmed by the Supreme Court, will be upheld and that the motion to vacate these judgments will be denied. However, should the City's motion be granted, the Company would further litigate the validity of the condemnation and taxes. This could expose the Company to a liability in excess of $20,000,000 for unanticipated property taxes, including interest, and the condemnation of Parcel 9, for which the Company would be compensated. The Company expects a hearing in the Superior Court in August 2000.

6.   Properties and equipment:

         Properties on lease or held for lease:
          Land and land improvements........................      $ 4,365,000
          Parking garage....................................        2,500,000
                                                                  -----------
                                                                    6,865,000
                                                                  -----------

         Petroleum storage facilities:
          Land and land improvements.........................       3,336,000
          Buildings and structures...........................         324,000
          Tanks and equipment................................       6,591,000
                                                                  -----------
                                                                   10,251,000
                                                                  -----------

         Office equipment....................................          76,000
                                                                  -----------
                                                                   17,192,000
                                                                  -----------
         Less accumulated depreciation:
          Properties on lease or held for lease..............         770,000
          Petroleum storage facilities.......................       4,373,000
          Office equipment...................................          56,000
                                                                  -----------
                                                                    5,199,000
                                                                  -----------
                                                                  $11,993,000
                                                                  ===========


     In April 2000, the Company purchased real estate consisting of 2.275 acres of land and a building (which property abuts the petroleum storage facilities) for $533,000. The Company is demolishing the building to provide additional acreage for future expansion. An environmental study of the property has been conducted and the estimated cost of demolition and cleanup is approximately $465,000. It is anticipated that this project will be completed in the third quarter of 2000.

     In July 2000, the Company commenced construction of two new tanks (with a total capacity of 175,000 barrels) together with certain enhancements in the existing tank area which are required by environmental regulators. The estimated total cost of this project is $3,000,000, and it is anticipated that the project will be substantially completed during 2000.

     Under an agreement with the State of Rhode Island entered into in 1990, the Company was obligated to pay the State $158,000 for the construction of certain improvements affecting one of the Company's parcels located in the Capital Center Project area. Since the Company had an agreement with the developer of the parcel to reimburse the Company for the amount owed to the State of Rhode Island, the Company did not record this liability on its balance sheet. The agreement between the developer and the Company terminated in 1999; in December 1999, the Company tendered the $158,000 to the State of Rhode Island in satisfaction of its obligation, which amount was reported as an addition to properties and equipment. Subsequently, the State claimed that the Company owed interest in the amount of $130,000, which the Company disputed. In July 2000, the Company and the State reached an agreement whereby the Company has agreed to pay $65,000, which amount is reported as interest expense on the accompanying statements of income for the three and six months ended June 30, 2000.

7.   Description of leasing arrangements:

     At June 30, 2000, the Company had entered into long-term land leases for four separate land parcels, one of which will not commence until construction begins. The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 25 years and for public parking purposes under short-term cancellable leases.

     For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $12,865,000 through June 30, 2000. Management has concluded that a portion of the excess of straight-line over contractual rentals ($475,000 at June 30, 2000) is realizable when payable over the terms of the leases.


8.   Petroleum storage facilities:

     Effective September 1, 1998, the Company entered into a short-term arrangement with a petroleum company (Petroleum Company) under which the Company operates the entire Facilities for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses. The Company and the Petroleum Company entered into an agreement effective May 1, 1999, extending the arrangement to April 30, 2002, plus options to extend on an annual basis, with a present minimum monthly fee of $70,000, increasing 4.5% annually during the extended term. In March 2000 the agreement was further amended, extending the agreement to April 30, 2004. The agreement also provides that the Company will receive an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in an agreement year. For the agreement year ended April 30, 2000, the Company exceeded the 2,000,000 barrels and has included in revenues, petroleum storage facilities $25,000 for the three months ended June 30, 2000 and $88,000 for six months ended June 30, 2000.

9.   Income taxes:

     Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at June 30, 2000 were as follows:

        Gross deferred tax liabilities:
         Property having a financial statement basis
          in excess of its tax basis........................         $1,395,000
        Accrued rental income...............................            190,000
        Condemnation proceeds...............................            392,000
                                                                      ---------
                                                                      1,977,000
       Gross deferred tax assets............................            (87,000)
                                                                      ---------
                                                                     $1,890,000
                                                                     ==========

10.  Operating segment disclosures:

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

     The following financial information is used by the chief operating decision maker for making operating decisions and assessing performance of the Company's segments:


                                                                                PETROLEUM
                                                                                 STORAGE
                                                                LEASING         FACILITIES            TOTAL
                                                             --------------    --------------     --------------
                                                                             C>

  Six  months  ended June 30, 2000:
   Revenues:
    Contractual..........................................     $1,065,000        $ 549,000           $1,614,000
    Contingent...........................................         80,000           88,000              168,000
    Noncash:
     Condemnation, temporary.............................         56,000                                56,000
     Excess of contractual rentals over
      straight-line......................................         (4,000)                               (4,000)
                                                              ----------        ---------           ----------
                                                              $1,197,000        $ 637,000           $1,834,000
                                                              ==========        =========           ==========

   Depreciation..........................................     $   31,000        $  75,000           $  106,000
                                                              ==========        =========           ==========

   Income before income taxes............................     $  614,000        $ 129,000           $  743,000
                                                              ==========        =========           ==========

  Six  months ended June 30, 1999:
   Revenues:
    Contractual..........................................     $  990,000        $ 624,000           $1,614,000


                                                                                PETROLEUM
                                                                                 STORAGE
                                                                LEASING         FACILITIES            TOTAL
                                                             --------------    --------------     --------------
                                                                             C>


    Contingent...........................................         50,000                                50,000
    Noncash, excess of straight-line over
     contractual rentals.................................          7,000                                 7,000
                                                              ----------        ----------          ----------
                                                              $1,047,000        $  624,000          $1,671,000
                                                              ==========        ==========          ==========

   Depreciation..........................................     $   31,000        $    9,000          $   40,000
                                                              ==========        ==========          ==========

   Income before income taxes............................     $  457,000        $  233,000          $  690,000
                                                              ==========        ==========          ==========


The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the six months ended June 30, 2000 and 1999:



                                                           2000        1999
                                                           ----        ----
Income:
 Revenues for operating segments.....................  $1,834,000   $1,671,000
 Interest income.....................................     164,000       97,000
 Other...............................................      23,000
                                                       ----------   ----------
  Total consolidated income..........................  $2,021,000   $1,768,000
                                                       ==========   ==========

Depreciation:
 Depreciation for operating segments.................  $  106,000   $   40,000
 Unallocated corporate depreciation..................       4,000        2,000
                                                       ----------   ----------
  Total consolidated depreciation....................  $  110,000   $   42,000
                                                       ==========   ==========

Income before income taxes:
 Income for operating segments.......................  $  743,000   $  690,000
 Interest income.....................................     164,000       97,000
 Other income, condemnation proceeds, permanent......      23,000
 Interest expense....................................     (65,000)
 Unallocated corporate expenses......................    (493,000)    (432,000)
                                                       ----------   ----------
   Total consolidated income before income taxes.....  $  372,000   $  355,000
                                                       ==========   ==========

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION:

The Company's principal assets consist of land, a public parking garage, petroleum storage facilities (the Facilities) and outdoor advertising sites. A significant portion of the land consists of approximately 20.5 acres, including
1.9 acres of air rights, in downtown Providence, Rhode Island, held for development. At June 30, 2000, the Company is earning revenue from long-term land leases for three separate land parcels. The tenants of each parcel have constructed buildings which are substantially occupied.

At June 30, 2000, the Company had entered into a land lease for 149 years under which the developer proposed to construct a building of approximately 350,000 square feet of commercial space and a minimum of 200 public parking spaces. The lease provides for a period within which the developer may perform its due diligence, seek the approval of the plans for its complex from the Capital Center Commission and enter into a tax stabilization agreement with the City of Providence. There can be no assurance that the developer will be able to satisfy the conditions precedent to proceeding with the development. The Company is unable to determine at this time when construction will begin and therefore the time at which the term of the lease will commence. The Company has also entered into two letters of intent for the development of three additional parcels in the Capital Center area. The Company anticipates entering into leases with each developer during the third quarter of 2000 similar in terms and conditions with those leases already in place.

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

Effective September 1, 1998, the Company entered into an arrangement with a petroleum company (Petroleum Company) under which the Company operates the entire Facilities for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses. The Company and Petroleum Company have entered into an agreement effective May 1, 1999, extending the arrangement to April 30, 2002, plus options to extend on an annual basis with a present minimum monthly fee of $70,000, increasing 4.5% annually during the extended term. In March 2000, the agreement was further amended extending the agreement to April 30, 2004. The agreement also provides that the Company will receive an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in an agreement year. For the agreement year ended April 30, 2000, the Company exceeded the 2,000,000 barrels and earned $88,000.

In April 2000, the Company purchased real estate consisting of 2.275 acres of land and a building (which property abuts the Facilities) for $533,000 in cash. The Company is demolishing the building to provide additional acreage for future expansion. An environmental study of the property has been conducted and the estimated cost of demolition and cleanup is approximately $465,000, which the Company anticipates paying from available cash. It is anticipated that this project will be completed in the third quarter of 2000.

In July 2000, the Company commenced construction of two new tanks (with a total capacity of 175,000 barrels) together with certain enhancements in the existing tank area which are required by environmental regulators. The estimated total cost of this project is $3,000,000, and it is anticipated that the project will be substantially completed during 2000. The Company anticipates paying for this project from available cash.

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

Following the December 2, 1999 opinion, the parties raised several issues. The first issue was whether the Company was entitled to pre-judgment interest at the rate of 12% (the interest rate in effect when the Company entered into the 1987 Agreement with the State) or the U. S. Treasury Bill rate (which is the interest rate now required by State statute). The second issue was the Company's claim that, in connection with its obligation to return 50% of the condemnation proceeds to the State, it was not obligated to return interest on those proceeds. The third issue was whether the Company was entitled to post-judgment interest at the rate of 12% as opposed to the U. S. Treasury bill rate. On December 20, 1999, the Supreme Court entered an order directing these issues be presented to the Superior Court for determination. On March 24, 2000, the Superior Court ruled that the Company was only entitled to pre-judgment interest at the U. S. Treasury Bill rate, that the Company was entitled to retain interest on the portion of the condemnation award to be returned to the State, and that it was entitled to post-judgment interest at the rate of 12% as opposed to the U. S. Treasury Bill rate. A formal judgment was entered on June 16, 2000, and the State filed a notice of appeal on July 5, 2000.

Based on the decision of the Superior Court, the Company estimates that the amount due it through December 22, 1999, is approximately $4,400,000.

Upon consultation with counsel and as a result of the State's appeal, the Company is presently unable to determine what additional amounts, if any, it will receive.

The Company is in a dispute with the National Railroad Passenger Corporation (Amtrak) concerning various trespasses. As part of the Capital Center Project, during the 1980's the Company, State, City and Amtrak each conveyed parcels of land in Capital Center so that each party had the land it needed for its designated functions. Pursuant to this arrangement, the Company was conveyed approximately 1.9 acres of air rights over Amtrak's Northeast Corridor, which rights are 19.3 feet above the top of rail within Parcel 6. Following that conveyance, the railroad station and the Company's adjacent parking garage were constructed and partially financed by the Federal Railroad Administration. Many of the utilities needed to service the railroad station were built within the confines of Parcel 7A (the parking garage parcel). Over the years, the Company did not charge Amtrak for this intrusion on its property; and over the years Amtrak assumed the cost of electricity provided to the parking garage. In 1997, Amtrak unilaterally refused to pay for the electricity, and the Company brought suit in the United States District Court for the District of Rhode Island seeking an order requiring Amtrak to remove its encroachments from Parcel 7A.

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

Following the receipt of the condemnation proceeds, the initial litigation between Amtrak and the Company and the Amtrak condemnation cases were consolidated for trial. Amtrak has petitioned the Court to bring the State of Rhode Island Department of Transportation into the litigation as a third-party defendant on the grounds that they are responsible, in part, for the costs of condemnation. The case is seeking a determination of the value of the properties condemned and the parties' rights and liabilities, if any, concerning the trespasses. The case is scheduled to be heard before year-end.

On July 7, 2000, the City of Providence filed a motion to vacate several Superior Court judgments entered in favor of the Company that relate to a property tax dispute and the ownership of Parcel 9 in the Capital Center Project area. The tax dispute concerned an attempt by the City in 1997 to reassess the tax value of property owned by the Company in the Capital Center Project area and assess back taxes on that property. The Parcel 9 dispute concerned the City's attempt in 1998 to condemn Parcel 9. On July 13, 1999, the Superior Court entered judgments in favor of the Company in both disputes. The Superior Court declared as illegal the reassessment and back taxes and the attempted condemnation of Parcel 9 illegal. The Supreme Court affirmed these judgments in December 1999.

Upon consultation with counsel, the Company believes that the Superior Court judgments, as affirmed by the Supreme Court, will be upheld and that the motion to vacate these judgments will be denied. However, should the City's motion be granted, the Company would further litigate the validity of the condemnation and taxes. This could expose the Company to a liability in excess of $20,000,000 for unanticipated property taxes, including interest, and the condemnation of Parcel 9, for which the Company would be compensated. The Company expects a hearing in the Superior Court in August 2000.

In February 2000, the Company paid a quarterly dividend of $.03 per share and a special dividend of $.50 per share on the Company's outstanding stock. The special dividend represented a portion of the interest received and expected to be received from the State of Rhode Island in connection with a condemnation award affirmed in December 1999 by the Rhode Island Supreme Court after deducting therefrom the expenses and income taxes related thereto. The Company also paid a quarterly dividend of $.03 per share in May 2000. The Company expects to be in a position to continue dividend payments on a quarterly basis; however, the declaration of any dividend and the amount thereof will depend on the Company's future earnings, financial condition and other relevant factors.

Certain portions of this report, and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements, contain forward-looking statements which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectibility of the accrued rental income when due over the terms of the long-term land leases; changes in economic conditions that may affect either the current or future development on the Company's parcels; the final outcome of the condemnation, City of Providence and Amtrak litigations; cost to complete the projects at the Facilities; and exposure to contamination, cleanup or similar costs associates with the operation of the Facilities.


RESULTS OF OPERATIONS:

For the three and six months ended June 30, 2000, total income increased 15% and 14%, respectively, from the 1999 level.

For the three and six months ended June 30, 2000, leasing revenue increased 19% and 14%, respectively, from the 1999 level due principally to the renewal of short-term leases, revenue from a temporary condemnation and contingent rentals received under a long-term lease. For the three and six months ended June 30, 2000, expenses applicable to leasing remained at the 1999 level.

For the three and six months ended June 30, 2000, revenue from petroleum storage facilities increased 5% and 2%, respectively, due to the payment received of $.10 per barrel for every barrel in excess of 2,000,000 in the agreement year ended April 30, 2000. For the three months ended June 30, 2000, expenses applicable to petroleum storage facilities remained at the 1999 level; however, an increase in depreciation expense due to the completion of the truck rack was offset in part by a decrease in costs associated with the temporary relocation of employees while the truck rack was under construction. For the six months ended June 30, 2000, expenses applicable to petroleum storage facilities increased 30% from the 1999 level resulting principally from an increase in depreciation expense due to the completion of the truck rack; payroll and related costs; and costs associated with the disposal of contaminated soil.

For the three and six months ended June 30, 2000, interest income increased 33% and 69%, respectively, from the 1999 level resulting from higher levels of cash.

For the three and six months ended June 30, 2000, general and administrative expenses increased 22% and 14%, respectively, from the 1999 level due principally to an increase in purchased services.

Interest expense for the three and six months ended June 30, 2000, relates to an agreed payment to the State of Rhode Island relating to a prior year agreement.

                                     PART II

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders was held on April 25, 2000. Of the 3,000,000 shares entitled to vote, 2,724,241 shares of stock were present, in person or by proxy.

          All directors of the Issuer are elected on an annual basis and the following were so elected at this Annual Meeting: Ronald P. Chrzanowski, James H. Dodge, Robert H. Eder, Harold J. Harris and Henry S. Woodbridge, Jr. Each director received 2,722,825 affirmative votes; 1,416 abstained.

          Also presented for approval was a resolution for the appointment of Lefkowitz, Garfinkel, Champi & DeRienzo P.C. as independent auditors of the accounts of the Issuer for the year 2000. The resolution received 2,723,345 affirmative votes and 590 negative votes; 306 abstained.

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

                 (v)  Dated as of January 1, 2000 (incorporated by reference to
                      Exhibit 10(b)(v) to the Issuer's quarterly report on Form 10-QSB for the quarter ended March 31, 2000.)

     (27)  Financial Data Schedule


(b) For the quarter ended June 30, 2000, no reports on Form 8-K were filed.

                                    SIGNATURE



     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CAPITAL PROPERTIES, INC.


                                     By /s/ Ronald P. Chrzanowski
                                       ------------------------------
                                       Ronald P. Chrzanowski
                                       President



                                     By /s/ Barbara J. Dreyer
                                       -------------------------------
                                       Barbara J. Dreyer
                                       Treasurer and Principal Financial Officer


DATED:  July 28, 2000