Form 10QSB
period 2000-09-30
CAPITAL PROPERTIES INC /RI/
filed 2000-10-31
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2000
                                       ------------------

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934
        For the transition period from               to
                                       -------------    --------------

Commission File Number  0-9380
                       --------

                            CAPITAL PROPERTIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Rhode Island                                   05-0386287
--------------------------------             -----------------------------------
(State or other jurisdiction of                IRS Employer Identification No.
incorporation or organization)

           100 Dexter Road, East Providence, Rhode Island    02914
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

As of October 27, 2000, the Issuer had 3,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes       No X
                                                               ---      ---

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000
(UNAUDITED)

ASSETS
Properties and equipment (net of accumulated depreciation)......    $13,481,000
Cash and cash equivalents ......................................      3,281,000
Receivables:
   Tenant property tax reimbursements ..........................        171,000
   Other .......................................................         65,000
Accrued rental income ..........................................        473,000
Prepaid and other ..............................................        127,000
                                                                    -----------
                                                                    $17,598,000
                                                                    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
    Property taxes ............................................     $   618,000
    Other ......................................................        568,000
   Income taxes:
    Current ....................................................         20,000
    Deferred ...................................................      1,936,000
   Deferred condemnation proceeds ..............................        102,000
                                                                    -----------
                                                                      3,244,000
                                                                    -----------
Contingencies and commitments (Notes 5 and 6)

Shareholders' equity:
   Common stock, $1 par; authorized, issued
     and outstanding 3,000,000 shares ..........................      3,000,000
   Capital in excess of par ....................................      8,828,000
   Retained earnings ...........................................      2,526,000
                                                                    -----------
                                                                     14,354,000
                                                                    -----------
                                                                    $17,598,000
                                                                    ===========

See notes to consolidated financial statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30                      September 30
                                                      ---------------------------      ----------------------------
                                                          2000            1999             2000            1999
                                                      -----------     -----------      ------------     -----------
  Income:
     Revenues:
       Leasing, including temporary
         condemnation in 2000 of
         $28,000 and $84,000,
         respectively ...........................      $ 578,000        $514,000       $1,775,000       $1,561,000
       Petroleum storage facilities..............        255,000         271,000          892,000          895,000
                                                       ---------        --------       ----------       ----------
                                                         833,000         785,000        2,667,000        2,456,000

     Interest ...................................         68,000          54,000          232,000          151,000
     Other ......................................                                          23,000
                                                       ---------        --------       ----------       ----------
                                                         901,000         839,000        2,922,000        2,607,000
                                                       ---------        --------       ----------       ----------
  Expenses:
     Expenses applicable to:
       Leasing ..................................        366,000         316,000          949,000          905,000
       Petroleum storage facilities .............        340,000         184,000          848,000          575,000
     General and administrative .................        207,000         212,000          700,000          645,000
     Interest expense ...........................                                          65,000
                                                       ---------        --------       ----------       ----------
                                                         913,000         712,000        2,562,000        2,125,000
                                                       ---------        --------       ----------       ----------

  Income (loss) before income taxes .............        (12,000)        127,000          360,000          482,000

  Income tax expense (benefit) ..................         (5,000)         56,000          147,000          201,000
                                                       ---------        --------       ----------       ----------
  Net income (loss) .............................      $  (7,000)       $ 71,000       $  213,000       $  281,000
                                                       =========        ========       ==========       ==========
  Basic earnings (loss) per
    common share ................................      $      --        $    .02       $      .07       $      .09
                                                       =========        ========       ==========       ==========

  Dividends on common stock .....................      $     .03        $    .03       $      .59       $      .08
                                                       =========        ========       ==========       ==========


See notes to consolidated financial statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)

                                                                   2000              1999
                                                               -----------       -----------

  Cash flows from operating activities:
     Net income .........................................      $   213,000        $  281,000
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
        Condemnation proceeds, temporary ................          (84,000)
        Depreciation ....................................          164,000            63,000
        Deferred income taxes ...........................           68,000           (13,000)
        Other, principally net changes in receivables,
          prepaids, accounts payable, income taxes and
          accrued expenses ..............................       (1,472,000)          351,000
                                                               -----------        ----------
     Net cash provided by (used in) operating activities        (1,111,000)          682,000


  Cash flows from investing activities, purchase of
     properties and equipment ...........................       (3,233,000)         (863,000)

  Cash used in financing activities, payment of
     dividends ..........................................       (1,770,000)         (240,000)
                                                               -----------        ----------


  Decrease in cash and cash equivalents .................       (6,114,000)         (421,000)
  Cash and cash equivalents, beginning ..................        9,395,000         4,743,000
                                                               -----------        ----------
  Cash and cash equivalents, ending .....................      $ 3,281,000        $4,322,000
                                                               ===========        ==========


  Supplemental disclosures, cash paid for income taxes ..      $ 1,819,000        $  117,000
                                                               ===========        ==========




See notes to consolidated financial statements.

     CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
     (UNAUDITED)


1.   Basis of presentation:

     The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999.

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

     Following the December 2, 1999 opinion, the parties raised several issues. The first issue was whether the Company was entitled to pre-judgment interest at the rate of 12% (the interest rate in effect when the Company entered into the 1987 Agreement with the State) or the U.S. Treasury Bill rate (which is the interest rate now required by State statute). The second issue was the Company's claim that, in connection with its obligation to return 50% of the condemnation proceeds to the State, it was not obligated to return interest on those proceeds. The third issue was whether the Company was entitled to post-judgment interest at the rate of 12% as opposed to the U.S. Treasury bill rate. On December 20, 1999, the Supreme Court entered an order directing these issues be presented to the Superior Court for determination. On March 24, 2000, the Superior Court ruled that the Company was only entitled to pre-judgment interest at the U.S.
     Treasury Bill rate, that the Company was entitled to retain interest on the portion of the condemnation award to be returned to the State, and that it was entitled to post-judgment interest at the rate of 12% as opposed to the U.S. Treasury Bill rate. A formal judgment was entered on June 16, 2000, and the State filed a notice of appeal on July 5, 2000. Oral argument on the appeal is scheduled for November 9, 2000.

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

     Following the receipt of the condemnation proceeds, the initial litigation between Amtrak and the Company and the Amtrak condemnation cases were consolidated for trial. Amtrak petitioned the Court to bring the State of Rhode Island Department of Transportation into the litigation as a third-party defendant on the grounds that they are responsible, in part, for the costs of condemnation, which petition was denied by the Court. The case is seeking a determination of the value of the properties condemned and the parties' rights and liabilities, if any, concerning the trespasses. The case is scheduled to be heard in the first quarter of 2001.

5.   Litigation with the City of Providence:

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

     Upon consultation with counsel, the Company believes that the Superior Court judgments, as affirmed by the Supreme Court, will be upheld and that the motion to vacate these judgments will be denied. However, should the City's motion be granted, the Company would further litigate the validity of the condemnation and taxes. This could expose the Company to a liability in excess of $20,000,000 for unanticipated property taxes, including interest, and the condemnation of Parcel 9, for which the Company would be compensated. A hearing was held in the Superior Court on September 22, 2000, and no decision has been rendered to date.

6.   Properties and equipment:

           Properties on lease or held for lease:
             Land and land improvements........................      $ 4,365,000
             Parking garage....................................        2,500,000
                                                                     -----------
                                                                       6,865,000
                                                                     -----------
           Petroleum storage facilities:
             Land and land improvements.........................       3,961,000
             Buildings and structures...........................         324,000
             Tanks and equipment................................       7,508,000
                                                                     -----------
                                                                      11,793,000
                                                                     -----------

           Office equipment......................................         76,000
                                                                     -----------
                                                                      18,734,000
                                                                     -----------
           Less accumulated depreciation:
             Properties on lease or held for lease..............         786,000
             Petroleum storage facilities.......................       4,410,000
             Office equipment...................................          57,000
                                                                     -----------
                                                                       5,253,000
                                                                     -----------
                                                                     $13,481,000
                                                                     ===========

     In April 2000, the Company purchased real estate consisting of 2.275 acres of land and a building (which property abuts the petroleum storage facilities (the Facilities)) for $533,000. The Company has conducted an environmental study of the property, demolished the building (to provide additional acreage for future expansion) and has commenced a cleanup of the property. Costs incurred through September 30, 2000 total $347,000. The Company anticipates that the cleanup will be completed prior to year-end at an additional cost of $149,000.

     In July 2000, the Company commenced construction of three new tanks (which will increase the total capacity of the Facilities by 182,000 barrels) together with certain enhancements within the Facilities, some of which are required by environmental regulators. Costs incurred through September 30, 2000 total $1,229,000. The Company expects to incur additional costs of $2,098,000 prior to year-end. The tanks will be in service during the fourth quarter of 2000; however, certain of the enhancements totaling approximately $645,000 will not be completed until the summer of 2001.

     Under an agreement with the State of Rhode Island entered into in 1990, the Company was obligated to pay the State $158,000 for the construction of certain improvements affecting one of the Company's parcels located in the Capital Center Project area. Since the Company had an agreement with the developer of the parcel to reimburse the Company for the amount owed to the State, the Company did not record this liability on its balance sheet. The agreement between the developer and the Company terminated in 1999. In December 1999, the Company attempted to tender the $158,000 to the State in satisfaction of its obligation, which amount was reported as an addition to properties and equipment. Subsequently, the State claimed that the Company owed interest in the amount of $130,000, which the Company disputed. In July 2000, the Company and the State reached an agreement whereby the Company has agreed to pay a total of $65,000 in interest, which amount is reported as interest expense on the accompanying statement of income for the nine months ended September 30, 2000. The State is unable to locate the original note and to deliver a discharge of the mortgage held by it with respect to this property. Until such time, the Company will not remit the $223,000 due to the State and, accordingly, is reporting this amount in accounts payable and accrued expenses, other on the accompanying consolidated balance sheet.


7.   Description of leasing arrangements:

     At September 30, 2000, the Company had entered into long-term land leases for five separate land parcels, two of which will not commence until construction begins. The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 25 years and for public parking purposes under short-term cancellable leases.

     For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $13,059,000 through September 30, 2000. Management has concluded that a portion of the excess of straight-line over contractual rentals ($473,000 at September 30, 2000) is realizable when payable over the terms of the leases.


8.   Petroleum storage facilities:

     Effective September 1, 1998, the Company entered into a short-term arrangement with a petroleum company (Petroleum Company) under which the Company operates the entire Facilities for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements. The Company and the Petroleum Company entered into an agreement effective May 1, 1999, extending the arrangement to April 30, 2002, plus options to extend on an annual basis, with a present minimum monthly fee of $70,000, increasing 4.5% annually during the extended term. In March 2000, the agreement was further amended, extending the agreement to April 30, 2004. The present minimum monthly fee will increase to $109,000 as the new tanks are placed in service (see Note 6). The agreement also provides that the Company will receive an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in an agreement year. For the agreement year ended April 30, 2000, the Company exceeded the 2,000,000 barrels, receiving $88,000 in additional revenue, which amount is reported in revenues, petroleum storage facilities on the accompanying statement of income for the nine months ended September 30, 2000.

9.   Income taxes:

     Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at September 30, 2000 were as follows:

             Gross deferred tax liabilities:
               Property having a financial statement basis
                 in excess of its tax basis..................        $1,443,000
               Accrued rental income.........................           189,000
               Condemnation proceeds.........................           392,000
                                                                     ----------
                                                                      2,024,000
             Gross deferred tax assets.......................           (88,000)
                                                                     ----------
                                                                     $1,936,000
                                                                     ==========
10.  Operating segment disclosures:

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

     The Petroleum Storage Facilities segment consists of the operating of the Facilities in East Providence under a five-year agreement at a fixed monthly rate for the Petroleum Company which stores and distributes petroleum products. The Agreement includes options to extend on an annual basis and additional payments based upon throughput.

     The principal difference between the two segments relates to the nature of the operations. The tenants in the Leasing segment incur substantially all of the development and operating costs of the asset constructed on the Company's land, whereas the Company is responsible for the capital, operating and maintenance expenditures of the Facilities.

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

     The following financial information is used by the chief operating decision maker for making operating decisions and assessing performance of the Company's segments:

                                                                                Petroleum Storage
                                                                    Leasing         Facilities            Total
                                                                   ----------   -----------------       ----------
     Nine  months  ended September 30, 2000:
     Revenues:
         Contractual..........................................     $1,626,000       $  804,000          $2,430,000
         Contingent...........................................         75,000           88,000             163,000
         Noncash:
           Condemnation, temporary............................         84,000                               84,000
           Excess of contractual over
               straight-line rentals..........................        (10,000)                             (10,000)
                                                                   ----------       ----------          ----------
                                                                   $1,775,000       $  892,000          $2,667,000
                                                                   ==========       ==========          ==========

     Depreciation.............................................     $   47,000       $  112,000          $  159,000
                                                                   ==========       ==========          ==========
     Income before income taxes...............................     $  826,000       $   44,000          $  870,000
                                                                   ==========       ==========          ==========

     Nine  months ended September 30, 1999:
     Revenues:
         Contractual..........................................     $1,514,000       $  895,000          $2,409,000
         Contingent...........................................         50,000                               50,000
         Noncash, excess of contractual over
           straight-line rentals..............................         (3,000)                              (3,000)
                                                                   ----------       ----------          ----------
                                                                   $1,561,000       $  895,000          $2,456,000
                                                                   ==========       ==========          ==========
     Depreciation.............................................     $   46,000       $   13,000          $   59,000
                                                                   ==========       ==========          ==========
     Income before income taxes...............................     $  656,000       $  320,000          $  976,000
                                                                   ==========       ==========          ==========

     The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the nine months ended September 30, 2000 and 1999:

                                                                   2000            1999
                                                               ----------       ----------
       Income:
          Revenues for operating segments ...............      $2,667,000       $2,456,000
          Interest income ...............................         232,000          151,000
          Other .........................................          23,000
                                                               ----------       ----------
            Total consolidated income ...................      $2,922,000       $2,607,000
                                                               ==========       ==========

       Depreciation:
          Depreciation for operating segments ...........      $ 159,000        $   59,000
          Unallocated corporate depreciation ............          5,000             4,000
                                                               ---------        ----------
            Total consolidated depreciation .............      $ 164,000        $   63,000
                                                               =========        ==========

       Income before income taxes:
          Income for operating segments .................      $ 870,000        $  976,000
          Interest income ...............................        232,000           151,000
          Other income, condemnation proceeds, permanent          23,000
          Interest expense ..............................        (65,000)
          Unallocated corporate expenses ................       (700,000)         (645,000)
                                                               ---------        ----------
            Total consolidated income before income taxes      $ 360,000        $  482,000
                                                               =========        ==========


CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION:

The Company's principal assets consist of land, a public parking garage, petroleum storage facilities (the Facilities) and outdoor advertising sites. A significant portion of the land consists of approximately 20.5 acres, including
1.9 acres of air rights, in downtown Providence, Rhode Island, held for development. At September 30, 2000, the Company is earning revenue from long-term land leases for three separate land parcels. The tenants of each parcel have constructed buildings which are substantially occupied.

At September 30, 2000, the Company had entered into two additional land leases. One lease is for 149 years under which the developer proposed to construct a building of approximately 250,000 square feet of commercial space and a minimum of 200 public parking spaces. The second lease is for 97 years under which the developer proposed to construct one or more buildings. Each lease provides for a period within which the developer may perform its due diligence, seek the approval of the plans for its complex from the Capital Center Commission and enter into a tax stabilization agreement with the City of Providence. There can be no assurance that the developers will be able to satisfy the conditions precedent to proceeding with the developments. The Company is unable to determine at this time when construction will begin and therefore the time at which the terms of the leases will commence. The Company has also entered into one letter of intent for the development of two additional parcels in the Capital Center area. The Company anticipates entering into a lease with the developer before year-end similar in terms and conditions with those leases already in place.

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

Effective September 1, 1998, the Company entered into a short-term arrangement with a petroleum company (Petroleum Company) under which the Company operates the entire Facilities for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements. The Company and the Petroleum Company entered into an agreement effective May 1, 1999, extending the arrangement to April 30, 2002, plus options to extend on an annual basis, with a present minimum monthly fee of $70,000, increasing 4.5% annually during the extended term. In March 2000, the agreement was further amended, extending the agreement to April 30, 2004. The present minimum monthly fee will increase to $109,000 as the new tanks are placed in service (see discussion below). The agreement also provides that the Company will receive an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in an agreement year. For the agreement year ended April 30, 2000, the Company exceeded the 2,000,000 barrels, receiving $88,000 in additional revenue.

In April 2000, the Company purchased real estate consisting of 2.275 acres of land and a building (which property abuts the petroleum storage facilities (the Facilities)) for $533,000. The Company has conducted an environmental study of the property, demolished the building (to provide additional acreage for future expansion) and has commenced a cleanup of the property. Costs incurred through September 30, 2000 total $347,000. The Company anticipates that the cleanup will be completed prior to year-end at an additional cost of $149,000.

In July 2000, the Company commenced construction of three new tanks (which will increase the total capacity of the Facilities by 182,000 barrels) together with certain enhancements within the Facilities, some of which are required by environmental regulators. Costs incurred through September 30, 2000 total $1,229,000. The Company expects to incur additional costs of $2,098,000 prior to year-end. The tanks will be in service during the fourth quarter of 2000; however, certain of the enhancements totaling approximately $645,000 will not be completed until the summer of 2001.

Under an agreement with the State of Rhode Island entered into in 1990, the Company was obligated to pay the State $158,000 for the construction of certain improvements affecting one of the Company's parcels located in the Capital Center Project area. Since the Company had an agreement with the developer of the parcel to reimburse the Company for the amount owed to the State, the Company did not record this liability on its balance sheet. The agreement between the developer and the Company terminated in 1999. In December 1999, the Company attempted to tender the $158,000 to the State in satisfaction of its obligation. Subsequently, the State claimed that the Company owed interest in the amount of $130,000, which the Company disputed. In July 2000, the Company and the State reached an agreement whereby the Company has agreed to pay a total of $65,000 in interest. The State is unable to locate the original note and to deliver a discharge of the mortgage held by it with respect to this property. Until such time, the Company will not remit the $223,000 due to the State.

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

Following the December 2, 1999 opinion, the parties raised several issues. The first issue was whether the Company was entitled to pre-judgment interest at the rate of 12% (the interest rate in effect when the Company entered into the 1987 Agreement with the State) or the U. S. Treasury Bill rate (which is the interest rate now required by State statute). The second issue was the Company's claim that, in connection with its obligation to return 50% of the condemnation proceeds to the State, it was not obligated to return interest on those proceeds. The third issue was whether the Company was entitled to post-judgment interest at the rate of 12% as opposed to the U. S. Treasury bill rate. On December 20, 1999, the Supreme Court entered an order directing these issues be presented to the Superior Court for determination. On March 24, 2000, the Superior Court ruled that the Company was only entitled to pre-judgment interest at the U. S. Treasury Bill rate, that the Company was entitled to retain interest on the portion of the condemnation award to be returned to the State, and that it was entitled to post-judgment interest at the rate of 12% as opposed to the U. S. Treasury Bill rate. A formal judgment was entered on June 16, 2000, and the State filed a notice of appeal on July 5, 2000. Oral argument on the appeal is scheduled for November 9, 2000.

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

Following the receipt of the condemnation proceeds, the initial litigation between Amtrak and the Company and the Amtrak condemnation cases were consolidated for trial. Amtrak petitioned the Court to bring the State of Rhode Island Department of Transportation into the litigation as a third-party defendant on the grounds that they are responsible, in part, for the costs of condemnation, which petition was denied by the Court. The case is seeking a determination of the value of the properties condemned and the parties' rights and liabilities, if any, concerning the trespasses. The case is scheduled to be heard in the first quarter of 2001.

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

Upon consultation with counsel, the Company believes that the Superior Court judgments, as affirmed by the Supreme Court, will be upheld and that the motion to vacate these judgments will be denied. However, should the City's motion be granted, the Company would further litigate the validity of the condemnation and taxes. This could expose the Company to a liability in excess of $20,000,000 for unanticipated property taxes, including interest, and the condemnation of Parcel

9, for which the Company would be compensated. A hearing was held in the Superior Court on September 22, 2000, and no decision has been rendered to date.

In February 2000, the Company paid a quarterly dividend of $.03 per share and a special dividend of $.50 per share on the Company's outstanding stock. The special dividend represented a portion of the interest received and expected to be received from the State of Rhode Island in connection with a condemnation award affirmed in December 1999 by the Rhode Island Supreme Court after deducting therefrom the expenses and income taxes related thereto. The Company also paid quarterly dividends of $.03 per share in May and August 2000. The Company expects to be in a position to continue dividend payments on a quarterly basis; however, the declaration of any dividend and the amount thereof will depend on the Company's future earnings, financial condition and other relevant factors.

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

RESULTS OF OPERATIONS:

For the three and nine months ended September 30, 2000, total income increased 7% and 12%, respectively, from the 1999 level.

For the three and nine months ended September 30, 2000, leasing revenue increased 12% and 14%, respectively, from the 1999 level due principally to the renewal of short-term leases, revenue from a temporary condemnation and contingent rentals received under a long-term lease. For the three and nine months ended September 30, 2000, expenses applicable to leasing increased 16% and 5%, respectively, from the 1999 level due principally to an increase in professional fees.

For the three months ended September 30, 2000, revenue from petroleum storage facilities decreased 6% from the 1999 level due principally to one tank being out of service for one month for scheduled repairs. For the nine months ended September 30, 2000, revenue from petroleum storage facilities remained at the 1999 level; however, the payment received of $.10 per barrel for every barrel in excess of 2,000,000 in the agreement year ended April 30, 2000 ($88,000) was offset in part by the tank being out of service for one month. For the three and nine months ended September 30, 2000, expenses applicable to petroleum storage facilities increased 84% and 47%, respectively, from the 1999 level due principally to an increase in depreciation expense and professional fees.

For the three and nine months ended September 30, 2000, interest income increased 26% and 53%, respectively, from the 1999 level resulting from higher levels of cash and cash equivalents.

For the three months ended September 30, 2000, general and administrative expenses remained at the 1999 level. For the nine months ended September 30, 2000, general and administrative expenses increased 9%, from the 1999 level due principally to an increase in professional fees.

Interest expense for the nine months ended September 30, 2000, relates to a payment to the State of Rhode Island relating to a prior year agreement.

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

   (27) Financial Data Schedule

        (b) For the quarter ended September 30, 2000, no reports on Form 8-K were filed.

                                    SIGNATURE



     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CAPITAL PROPERTIES, INC.


                                      By /s/Ronald P. Chrzanowski
                                        ---------------------------------
                                        Ronald P. Chrzanowski
                                        President



                                     By /s/Barbara J. Dreyer
                                       ---------------------------------
                                       Barbara J. Dreyer
                                       Treasurer and Principal Financial Officer


DATED:  October  27, 2000