Form 10KSB40
period 2000-12-31
CAPITAL PROPERTIES INC /RI/
filed 2001-03-28
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

  X               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
------            SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                            -----------------
                                      OR
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
------            SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from               to
                                                 -------------    -------------

Commission File Number  0-9380
                       --------


                            CAPITAL PROPERTIES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


         Rhode Island                                         05-0386287
----------------------------------                   ---------------------------
(State or other jurisdiction of                      IRS Employer Identification
incorporation or organization)                       No.


100 Dexter Road, East Providence, Rhode Island                    02914
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Issuer's telephone number            (401) 435-7171
                          -----------------------------------------------------


Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange
         Title of each class                         on which registered
         -----------------------------             -----------------------
         Common Stock-$1.00 par value              American Stock Exchange


Securities registered under Section 12(g) of the Exchange Act:
                                      None
         -------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

For the year ended December 31, 2000, the Issuer's revenues totaled $3,919,000.

As of March 1, 2001, the aggregate market value of the voting stock held by non-affiliates of the Issuer was $9,748,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Issuer's common stock (without conceding that such persons are "affiliates" of the Issuer for purposes of federal securities law.) The Issuer has no outstanding non-voting common equity.

As of March 1, 2001, the Issuer had 3,000,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the proxy statement for the 2001 annual meeting of shareholders are incorporated by reference into Part III. Portions of the annual report to shareholders of Capital Properties, Inc. for the year ended December 31, 2000 are incorporated by reference into Parts I, II, and III.

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

The Issuer owns all of the outstanding capital stock in the following companies:

     * Tri-State Displays, Inc., (through which the Issuer leases land for billboards along interstate and primary highways for outdoor advertising purposes);

     * Capital Terminal Company which was incorporated in 1996 (through which the Issuer operates its petroleum storage facilities). (See "Petroleum Storage Facilities" in Item 2 below.); and

     * CTC, LLC which was incorporated in 2000 (through which the Issuer owns real estate which abuts the petroleum storage facilities in East Providence, Rhode Island).

References hereinafter to the "Issuer" are, unless the context indicates otherwise, collectively to the Issuer and its wholly-owned subsidiaries and its predecessors.

MISCELLANEOUS

For information relating to the Issuer's dependence on one or a few major customers, see Note 10 of Notes to Consolidated Financial Statements in the Issuer's 2000 Annual Report to shareholders attached hereto as Exhibit 13 (hereinafter referred as the "2000 Annual Report"), which Note is incorporated herein by reference.

During the last two years, no monies were expended by the Issuer and its subsidiary on material research and development activities.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures and competitive position of the Issuer; however, certain ongoing costs are necessary due to the nature of the operations of the petroleum storage facilities.

On December 31, 2000, the Issuer employed a total of 10 full-time employees and 1 part-time employee.


ITEM 2.  -  DESCRIPTION OF PROPERTY

PRINCIPAL FACILITIES

The Issuer's principal executive offices are located at its petroleum storage facilities at 100 Dexter Road, East Providence, Rhode Island 02914.

INVESTMENT POLICIES AND INVESTMENTS IN REAL ESTATE

The Issuer has no established policy for the purchase of additional developed or undeveloped property. However, should suitable parcels become available in the general area of the Issuer's current land holdings in downtown Providence, Rhode Island, the Issuer would consider such an acquisition depending on current levels of cash, the availability of financing and unused condemnation proceeds qualifying for deferred reinvestment under the Internal Revenue Code. Any properties acquired would most likely be leased primarily to developers under long-term leases. The Issuer periodically invests its excess cash in United States government and governmental agency obligations maturing in not more than eighteen months.

DESCRIPTION OF REAL ESTATE AND OPERATING DATA

All of the properties described below (except the petroleum storage facilities) are shown on a map on page 8 of the Issuer's 2000 Annual Report, which map is incorporated herein by reference.

All the properties described below (except for the air rights) are owned in fee by the Issuer. There are no mortgages, liens or other encumbrances on such properties, except for Parcel 22.

In the opinion of management, all of the properties described below are adequately covered by insurance. Insurance is also required of all tenants, with the Issuer being named as an additional insured.

PETROLEUM STORAGE FACILITIES - The Issuer holds title to approximately 10 acres of land fronting on the Seekonk River in East Providence, Rhode Island, 2.275 acres of which were purchased during 2000 at a cost of $1,012,000. The property is used and operated primarily as a petroleum storage facility (the Facilities). During 2000, the Issuer constructed three new tanks (which increased the total capacity to 524,500 barrels) together with certain enhancements within the Facilities, some of which are required by environmental regulators. The total cost of this construction through December 31, 2000, is $3,788,000. Certain of the enhancements totaling approximately $566,000 will not be completed until the summer of 2001. During 2000, the Issuer completed construction of a new expanded truck rack which is fully automated with both top and bottom loading capabilities at a total cost of $2,356,000.

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

In October 1996, the Issuer resumed possession of the Facilities. In September 1998, the Issuer entered into a short-term arrangement with Global Companies, L.L.C. under which the Issuer operates the entire Facilities for Global. In 1999, the Issuer entered into an agreement with Global extending the arrangement for an additional three years plus options to extend on an annual basis. In 2000, the arrangement was extended another year to April 30, 2004.

The following schedule sets forth certain information on the federal tax basis of that portion of the petroleum terminal property which is depreciated:

                                Land
                            Improvements       Buildings           Tanks         Equipment
                            ------------       ---------           -----         ---------

Federal Tax Basis (cost)       $976,883        $273,051          $4,406,915      $2,586,696
Rate per year                    6.67%           2.56%              20%              20%
Method                         150% DB            S/L              200% DB          200% DB
Life (Years)                      15              39                 5                5

The 2000 real estate taxes are $43,936 for the petroleum storage facilities and $34,928 for the Wilkesbarre Pier at a $22.55 per thousand dollars of assessed valuation tax rate. It is not known what the tax assessment will be on land acquired in 2000 and on land improvements, tanks and equipment put into service in 2000.

The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct three additional 152,000 barrel tanks; however, the Issuer has no present plans to construct any new tanks.

PROPERTIES UNDER LONG-TERM LEASES - The Issuer owns approximately 20.5 acres of land within the Capital Center Project area of downtown Providence, including
1.9 acres of air rights over Amtrak's Northeast Corridor railroad tracks which run through downtown Providence. (The land underlying the Parking Garage described below is also included in this acreage.) See the map on page 8 of the Issuer's 2000 Annual Report, which map is incorporated herein by reference.

At December 31, 2000, land leases for three separate land parcels within this area have commenced with remaining terms of up to 142 years. These leases have scheduled rent increases over their terms. For further information on the development of these parcels by the tenants, reference is made to the President's Report at pages 2 and 3 in the Issuer's 2000 Annual Report, which pages are incorporated herein by reference.

The Issuer had entered into three additional land leases as follows:

     * In December 1998, the Issuer entered into a lease for 149 years under which the developer proposes to construct a building containing 200,000 square feet of office space, 67,000 square feet of retail space and a parking garage containing a minimum of 250 public parking spaces.

     * In August 2000, the Issuer entered into a lease for 97 years under which the developer proposes to construct a 200-225 room luxury hotel, a building containing 200-225 condominium units, a 100,000 square foot office building, and a parking garage containing 450-500 public parking spaces.

     * In December 2000, the Issuer entered into a lease for 250 years under which the developer proposes to construct a 23-story apartment tower containing 190 units and a 6-story parking garage containing 350 public parking spaces.

All of these leases provide a period of time within which each developer may perform its due diligence, seek the approval of the plans for its complex from the Capital Center Commission and enter into a tax stabilization agreement with the City of Providence. There can be no assurance that each developer will be able to satisfy the conditions precedent to proceeding with the development. The Issuer is unable to determine at this time when construction will begin and therefore the time at which the term of each lease will commence.

The Issuer has also entered into an option agreement with a developer for the future development of two parcels.

PROPERTIES UNDER SHORT-TERM LEASES:

PARKING GARAGE - The Issuer owns a 360-car parking garage adjacent to a rail passenger station in downtown Providence, Rhode Island, together with the underlying land (the Parking Garage), which is leased under a short-term cancelable lease to a firm experienced in parking operations. The annual rent is $129,600 ($.85 per square foot). The federal tax cost basis of the Parking Garage (exclusive of the underlying land) is $2,500,000, which is being depreciated on the straight-line method at the rate of 2.5% per year over a 40-year life. The 2000 real estate taxes are $108,171 on the Parking Garage and $66,543 on the underlying land at a $34.94 per thousand dollars of assessed valuation tax rate. (For a discussion of the litigation currently pending with the Federal Railroad Administration concerning the parking rates in the garage, reference is made to Note 5 to Consolidated Financial Statements in the Issuer's 2000 Annual Report, which note is incorporated herein by reference.)

Parcels 3E, 3W, 4E, 4W and 6 in the Capital Center Project area and Parcels 21 and 22 immediately adjacent to this area are leased for surface parking purposes to the same firm that leases the Parking Garage described above. The short-term lease on Parcel 3E and 4E will terminate when construction of one of the above-described project commences. The Issuer continues to seek developers for the remaining parcels, and these leases can be terminated on short notice should suitable development opportunities arise or when construction on a parcel commences as described above.


ITEM 3.  LEGAL PROCEEDINGS

PETITION FOR ASSESSMENT OF DAMAGES - For a discussion of the litigation currently pending with the City of Providence, reference is made to Note 3 of Notes to Consolidated Financial Statements in the Issuer's 2000 Annual Report, which note is incorporated herein by reference.

For a discussion of the litigation with the National Railroad Passenger Corporation (Amtrak) currently pending, reference is made to Note 4 of Notes to Consolidated Financial Statements in the Issuer's 2000 Annual Report, which note is incorporated herein by reference.

For a discussion of the litigation currently pending with the Federal Railroad Administration, reference is made to Note 5 of Notes to Consolidated Financial Statements in the Issuer's 2000 Annual Report, which note is incorporated herein by reference.

For a discussion of the litigation with the State of Rhode Island currently pending, reference is made to Note 6 of Notes to Consolidated Financial Statements in the Issuer's 2000 Annual Report, which note is incorporated herein by reference.

For a discussion of the litigation with an Oil Company currently pending, reference is made to Note 8 of Notes to Consolidated Financial Statements in the Issuer's 2000 Annual Report, which note is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See page 34 of the Issuer's 2000 Annual Report, which page is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

See pages 9 through 13 of the Issuer's 2000 Annual Report, which pages are incorporated herein by reference.


ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of the Issuer and its subsidiaries, set forth at pages 15 through 32 of the Issuer's 2000 Annual Report, are incorporated herein by reference:

     Consolidated balance sheet--December 31, 2000

     Consolidated statements of income and retained earnings--years ended December 31, 2000 and 1999

     Consolidated statements of cash flows--years ended December 31, 2000 and
     1999

     Notes to consolidated financial statements--years ended December 31, 2000 and 1999


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
ISSUER

For information with respect to the directors and control persons of the Issuer, see Pages 2, 3 and 4 of the Issuer's definitive proxy statement for the 2001 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Issuer:

                                                              Date of First
Name                         Age        Office Held         Election to Office
----                         ---        -----------         ------------------

Robert H. Eder               68          Chairman                 1995
Ronald P. Chrzanowski        58          President                1997
Barbara J. Dreyer            62          Treasurer                1997
Stephen J. Carlotti          58          Secretary                1998

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


ITEM 10. EXECUTIVE COMPENSATION

See page 3 of the Issuer's definitive proxy statement for the 2001 annual meeting of its shareholders, which page is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See page 4 of the Issuer's definitive proxy statement for the 2001 annual meeting of its shareholders, which pages are incorporated herein by reference.



                                      III-1

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index of Exhibits:

     (3)(a) Restated articles of incorporation (incorporated by reference to Exhibit 3 to the Issuer's report on Form 8A dated June 6, 1997).

        (b) By-laws, as amended (incorporated by reference to Exhibit 3(b) to the Issuer's quarterly report on Form 10-QSB for the quarter ended September 30, 1999).

    (10) Material contracts:
        (a)  Leases between Metropark, Ltd., and Issuer:
             (i)   Dated as of December 1, 2000; see page III-3;

             (ii)  Dated as of November 1, 2000; see page III-4;

             (iii) Dated as of January 1, 2000 (incorporated by reference to
                   Exhibit 10(b)(v) to the Issuer's quarterly report on Form 10-QSB for the quarter ended March 31, 2000).

             (iv)  Dated as of December 1, 1999 (incorporated by reference to
                   Exhibit 10(b)(i) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1999); and

             (v)   Dated as of January 1, 1999 (incorporated by reference to
                   Exhibit 10(b)(v) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1998)

    (13) Annual report to shareholders for the year ended December 31, 2000; see page III-5.

    (21) Subsidiaries of the Issuer; see page III-6.

    (22) (a) Plan of the Issuer's petroleum storage facilities in East Providence, Rhode Island (incorporated by reference to page 7 of the Issuer's annual report to shareholders for the year ended December 31, 2000), filed as Exhibit 13 hereto.

         (b) Plan of the Issuer's parcels in Downtown Providence
             (incorporated by reference to page 8 of the Issuer's annual report to shareholders for the year ended December 31, 2000), filed as Exhibit 13 hereto.

(b)  For the quarter ended December 31, 2000, no reports on Form 8-K were filed.


                                      III-2

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CAPITAL PROPERTIES, INC.


                                         By /s/ Ronald P. Chrzanowski
                                            ---------------------------------
                                            Ronald P. Chrzanowski
                                            President and Principal
                                            Executive Officer
Dated:  March 20, 2001




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature
---------


/s/ Robert H. Eder                                          March 21, 2001
----------------------------------------
Robert H. Eder
Chairman and Director


/s/ Ronald P. Chrzanowski                                   March 20, 2001
----------------------------------------
Ronald P. Chrzanowski
President and Director
(Principal Executive Officer)


/s/ Barbara J. Dreyer                                       March 20, 2001
----------------------------------------
Barbara J. Dreyer
Treasurer, Principal Financial Officer
and Principal  Accounting Officer


/s/ Harold J. Harris                                        March 20, 2001
----------------------------------------
Harold J. Harris, Director