Form 10QSB
period 2001-03-31
CAPITAL PROPERTIES INC /RI/
filed 2001-04-27
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from___________ to ____________

Commission File Number  0-9380

                            CAPITAL PROPERTIES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Rhode Island                                            05-0386287
-------------------------------                -------------------------------
(State or other jurisdiction of                IRS Employer Identification No.
incorporation or organization)

              100 Dexter Road, East Providence, Rhode Island 02914
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (401) 435-7171
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of April 24, 2001, the Issuer had 3,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes___   No _X_

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2001
(UNAUDITED)

ASSETS

Properties and equipment (net of accumulated depreciation)............         $15,804,000
Cash and cash equivalents.............................................             723,000
Receivables:
   Income taxes.......................................................             514,000
   Tenant property tax reimbursements.................................              85,000
   Other..............................................................             239,000
Accrued rental income.................................................             467,000
Prepaid and other.....................................................             162,000
                                                                               -----------
                                                                               $17,994,000
                                                                               ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes...................................................         $   587,000
    Petroleum storage facilities construction.........................             165,000
     Other............................................................             536,000
   Deferred:
    Income taxes, net.................................................           2,469,000
    Condemnation proceeds.............................................              46,000
                                                                               -----------
                                                                                 3,803,000
                                                                               -----------
Contingency (Note 9)

Shareholders' equity:
   Common stock, $1 par; authorized, issued
     and outstanding 3,000,000 shares.................................           3,000,000
   Capital in excess of par...........................................           8,828,000
   Retained earnings..................................................           2,363,000
                                                                               -----------
                                                                                14,191,000
                                                                               -----------
                                                                               $17,994,000
                                                                               ===========


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


                                                             2001                 2000
                                                             ----                 ----
Income:
   Revenues:
    Leasing, including temporary condemnation
      of $28,000 in 2001 and 2000.................      $  584,000           $  539,000
    Petroleum storage facilities..................         561,000              339,000
                                                        ----------              -------
                                                         1,145,000              878,000
   Interest.......................................          16,000              100,000
   Condemnation proceeds..........................                               23,000
                                                        ----------              -------
                                                         1,161,000            1,001,000
                                                        ----------              -------
Expenses:
   Expenses applicable to:
     Leasing......................................         266,000              321,000
     Petroleum storage facilities.................         526,000              283,000
   General and administrative.....................         257,000              236,000
                                                        ----------              -------
                                                         1,049,000              840,000
                                                        ----------              -------
Income before income taxes........................         112,000              161,000

Income tax expense................................          56,000               67,000
                                                        ----------              -------
Net income........................................      $   56,000           $   94,000
                                                        ==========           ==========
Basic earnings per common share...................      $      .02           $      .03
                                                        ==========           ==========
Dividends on common stock.........................      $      .03           $      .53
                                                        ==========           ==========



See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)

                                                                          2001                 2000
                                                                          ----                 ----
Cash flows from operating activities:
   Net income..................................................      $    56,000           $    94,000
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Condemnation proceeds, temporary.........................          (28,000)              (28,000)
      Depreciation ............................................          108,000                55,000
      Deferred income taxes....................................          130,000                55,000
      Other, principally net changes in receivables,
        prepaids, accounts payable, income taxes
        and accrued expenses...................................          102,000            (2,220,000)
                                                                     -----------           -----------
   Net cash provided by (used in) operating activities.........          368,000            (2,044,000)
                                                                     -----------           -----------
Cash used in investing activities, purchase
   of properties and equipment.................................       (1,164,000)             (376,000)
                                                                     -----------           -----------
Cash used in financing activities, payment of dividends........          (90,000)           (1,590,000)
                                                                     -----------           -----------
Decrease in cash and cash equivalents..........................         (886,000)           (4,010,000)
Cash and cash equivalents, beginning...........................        1,609,000             9,395,000
                                                                     -----------           -----------
Cash and cash equivalents, ending..............................      $   723,000           $ 5,385,000
                                                                     ===========           ===========
Supplemental disclosures, cash paid for income taxes...........      $     9,000           $ 1,925,000
                                                                     ===========           ===========


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


1.   Basis of presentation:

     The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

     The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.


2.   Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.


3.   Claim against the City of Providence for attorneys fees:

     In 1997, the City of Providence (the City) revalued certain of the Company's properties within the Capital Center area in downtown Providence, Rhode Island, and reached back six years to assess over $13,000,000 in back taxes, interest and penalties on the properties based upon a retroactive increase in the assessed values. These increases were not a part of a city-wide revaluation. The Company contended that this action by the City was both unprecedented and illegal.

     In another action, the City claimed that the Company was not the owner of a certain parcel of land in the Capital Center (Disputed Parcel), which the Company purchased in 1989 from the State of Rhode Island subsequent to the State's acquiring the parcel from the City. Moreover, the City attempted to condemn the Disputed Parcel. The Company contested both the City's claim of ownership and the City's attempt to condemn the Disputed parcel.

     In July 1999, the Rhode Island Superior Court (Superior Court) ruled in favor of the Company and found (1) that both the City's new tax assessments and back taxes were illegal and void, and (2) that the Company is the rightful owner of the Disputed Parcel and that the City had no right to condemn same. The City appealed the judgments to the Rhode Island Supreme Court (Supreme Court), which denied and dismissed the City's appeal in December 1999.

     In connection with these litigations, the Company is pursuing its claim against the City for attorneys fees totaling approximately $258,000.

     In July 2000, the City filed a motion to vacate the Superior Court judgments entered in favor of the Company. In October 2000, the Superior Court denied the motion to vacate and awarded attorneys fees to the Company in an amount to be determined by the Court after a hearing thereon. The City appealed the decision to the Supreme Court. The Company has filed a motion to dismiss the appeal and is awaiting a hearing thereon. The Company cannot presently determine what amount will be finally awarded by the Court.


4.   Dispute with Amtrak:

     The Company is in litigation with the National Railroad Passenger Corporation (Amtrak) concerning various trespasses by Amtrak. As part of the Capital Center Project, during the 1980's the Company, State, City and Amtrak each conveyed parcels of land in Capital Center so that each party had the land it needed for its designated functions within Capital Center. As part of this arrangement, the Company was conveyed approximately 1.9 acres of air rights over Amtrak's Northeast Corridor, which rights begin
     19.3 feet above the top of rail within what is now designated as Parcel 6. Following that conveyance, the railroad station and the Company's adjacent parking garage were constructed and partially financed by the Federal Railroad Administration.

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

     In the fall of 1998, as part of Amtrak's electrification of the Northeast Corridor, Amtrak erected towers within the air rights over Parcel 6 (the tops of which vary in height between 27 and 31 feet above the top of rail) and a signal bridge. The Company amended its complaint against Amtrak to include the air rights trespasses.

     In July 1999, Amtrak condemned a three-year temporary easement of all the air rights owned by the Company retroactive to August 1998. In October 1999, the Company received from Amtrak $335,000, the sum estimated by Amtrak to be just compensation for the property taken. In July 1999, Amtrak also condemned a permanent easement within a portion of the parking garage parcel upon which Amtrak had placed improvements. In October 1999, the Company received from Amtrak $60,000, the sum estimated by Amtrak to be just compensation for the property taken.

     Following the receipt of the condemnation proceeds, the trespass litigation between Amtrak and the Company and the Amtrak condemnation cases were consolidated for trial. In December 2000, Amtrak offered to purchase the air rights and a portion of Parcel 6 for $863,000, which offer the Company refused. Amtrak has indicated it will permanently condemn both properties. The Company expects the matter to be heard in 2001.

5.   Properties and equipment:

              Properties on lease or held for lease:
                Land and land improvements .....................        $ 4,365,000
                Parking garage .................................          2,500,000
                                                                        -----------
                                                                          6,865,000
                                                                        -----------
               Petroleum storage facilities:
                Land ...........................................          5,038,000
                Buildings and structures .......................            331,000
                Tanks and equipment ............................          8,709,000
                                                                        -----------
                                                                         14,078,000
                                                                        -----------

              Office equipment .................................             76,000
                                                                        -----------
                                                                         21,019,000
                                                                        -----------
              Less accumulated depreciation:
                Properties on lease or held for lease ..........            818,000
                Petroleum storage facilities ...................          4,335,000
                Office equipment ...............................             62,000
                                                                        -----------
                                                                          5,215,000
                                                                        -----------
                                                                        $15,804,000
                                                                        ===========

6.   Description of leasing arrangements:

     At March 31, 2001, the Company had entered into long-term land leases for six separate land parcels, three of which will not commence until construction begins. The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 24 years and for public parking purposes under short-term cancelable leases.

     For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $13,446,000 through March 31, 2001. Management has concluded that a portion of the excess of straight-line over contractual rentals ($467,000 at March 31, 2001) is realizable when payable over the terms of the leases.

7.   Petroleum storage facilities:

     The Company and a petroleum company (Petroleum Company) entered into an agreement which will expire April 30, 2004, unless options to extend on an annual basis are exercised, whereby the Company operates the entire petroleum storage facilities (the Facilities) for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements. The agreement further provides for annual fee increases of 4.5%. The minimum monthly fee was $70,000, which increased to $108,000 when the new tanks were placed in service in the fourth quarter of 2000.

     The agreement also provides that the Company will receive an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in an agreement year. For the agreement year ended April 30, 2000, the throughput exceeded 2,000,000 barrels in February 2000. For the agreement year ending April 30, 2001, throughput exceeded 2,000,000 barrels in December 2000. The Company earned $172,000 and $63,000 in contingent revenues for the quarters ended March 31, 2001 and 2000, respectively.

     Wilkesbarre Pier (the Pier) is a deep-water pier in East Providence, Rhode Island, now owned by the Company, which is integral to the operation of the Facilities. The Pier and the Facilities are connected by two petroleum pipelines. In 1995, the Company and Providence and Worcester Railroad Company (Railroad) (the owner of the Pier) entered into an agreement which, among other provisions, gave the Company the right to acquire the Pier for $1. The Company and Railroad have a common controlling shareholder.

     Effective January 1, 1998, Railroad and a company which uses the Pier to off-load product (Oil Company) entered into a throughput agreement (the Agreement) whereby Oil Company agreed to pay annual fees for five years based upon usage subject to minimums (1998, $185,000; 1999 and 2000, $235,000; and 2001 and 2002, $185,000) and two additional fees of $50,000 in each of 1999 and 2000. Under the terms of the Agreement, the owner of the Pier is not required to make any specific repairs to the Pier at any particular time. The Agreement may be terminated by Oil Company upon ninety
     (90) days notice in the event of a failure of a component of the Pier that the owner does not repair.

     In January 1998, the Company exercised its right to acquire the Pier, and Railroad assigned its rights under the Agreement to the Company.

     In May 2000, the Fire Department of the City of East Providence advised the Company, Oil Company and another company related thereto that there was a lack of adequate fire protection at the Pier and required them to install certain equipment and facilities. The Company demanded that Oil Company take steps to commence and complete the performance of all work and to supply all material required to satisfy the City.

     In August 2000, Oil Company filed a lawsuit in the United States District Court for the District of Rhode Island claiming fraud and misrepresentation on the part of the Railroad and sought rescission of the Agreement and other agreements. The Company has filed counterclaims against Oil Company, including Oil Company's failure to comply with the order and direction of the East Providence Fire Department. Through March 31, 2001, the Company has incurred costs totaling $146,000 in connection with the fire protection at the Pier, which amount is recorded in receivables, other on the accompanying consolidated balance sheet.

     This litigation is in the discovery stage.

8.   Income taxes:

     Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at March 31, 2001 were as follows:

       Gross deferred tax liabilities:
          Property having a financial statement basis
           in excess of its tax basis ...........................     $2,331,000
          Accrued rental income .................................        187,000
                                                                      ----------
                                                                       2,518,000
       Gross deferred tax assets ................................        (49,000)
                                                                      ----------
                                                                      $2,469,000
                                                                      ==========

9.   City of Providence property taxes:

     In accordance with Rhode Island law, the City of Providence is completing a revaluation of all real property for property tax assessment purposes. In March 2001, the Company received revaluation notices for each of its properties which sets forth the proposed assessed values of its properties as of December 31, 2000. The total proposed assessed values of the properties (other than those properties for which the tenant is responsible for tax payments) total $64,300,000 as compared with the present assessed values which total $24,400,000. In management's opinion, the proposed assessed values of certain of its properties are significantly in excess of their market values as of December 31, 2000. In a recent meeting between representatives of the Company and the revaluation firm retained by the City, the Company was advised that the City will not send notices of the final assessed values until June 2001. Consistent with prior years, the Company does not expect the City to set its property tax rate related to the final assessed values and mail tax bills until July 2001. The Company has the right to formally appeal the final assessed values after the tax bills are received and the first installment paid. Accordingly, the Company is unable to determine at this time what increase, if any, there will be in its property tax expense for the current year. For the quarter ended March 31, 2001, for its properties in the City of Providence, the Company accrued property tax expense at the prior year's level of $222,000.


10.  Operating segment disclosures:

     The Company operates in two segments: (1) leasing and (2) petroleum storage facilities.

     The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (to tenants that have constructed buildings thereon) and locations along interstate and primary highways in Rhode Island and Massachusetts (to a company which has constructed outdoor advertising boards thereon). The Company anticipates that the future development of its remaining properties will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels and an adjacent parking garage for public parking purposes under short-term cancelable arrangements.

     The petroleum storage facilities segment consists of the operating of the Facilities in East Providence under a five-year agreement at a fixed monthly rate for a petroleum distribution company which stores and distributes petroleum products. The Agreement includes options to extend on an annual basis and additional payments based upon throughput.

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

     There are no inter-segment revenues. The Company did not incur interest expense during the three months ended March 31, 2001 and 2000.

     The following financial information is used by the chief operating decision maker for making operating decisions and assessing performance of the Company's segments:

                                                                                       Petroleum
                                                                                         Storage
                                                                      Leasing          Facilities            Total
                                                                      -------          ----------            -----
      Three months ended March 31, 2001:
      Revenues:
         Contractual..........................................      $  558,000         $   389,000       $   947,000
         Contingent...........................................           2,000             172,000           174,000
         Noncash:
           Condemnation, temporary............................          28,000                                28,000
           Excess of contractual over straight-line rentals...          (4,000)                               (4,000)
                                                                    ----------         -----------       -----------
                                                                    $  584,000         $   561,000       $ 1,145,000
                                                                    ==========         ===========       ===========
      Depreciation............................................      $   16,000         $    90,000       $   106,000
                                                                    ==========         ===========       ===========
      Income before income taxes..............................      $  318,000         $    35,000       $   353,000
                                                                    ==========         ===========       ===========
      Assets..................................................      $6,693,000         $10,131,000       $16,824,000
                                                                    ==========         ===========       ===========
      Additions to properties and equipment...................      $    -0-           $   220,000       $   220,000
                                                                    ==========         ===========       ===========

      Three months ended March 31, 2000:
      Revenues:
         Contractual..........................................      $  518,000         $   276,000       $   794,000
         Contingent...........................................                              63,000            63,000
         Noncash:
           Condemnation, temporary............................          28,000                                28,000
           Excess of contractual over straight-line rentals...          (7,000)                               (7,000)
                                                                    ----------         -----------       -----------
                                                                    $  539,000         $   339,000       $   878,000
                                                                    ==========         ===========       ===========
      Depreciation............................................      $   16,000         $    37,000       $    53,000
                                                                    ==========         ===========       ===========
      Income before income taxes..............................      $  218,000         $    56,000       $   274,000
                                                                    ==========         ===========       ===========
      Assets..................................................      $6,901,000         $ 5,267,000       $12,168,000
                                                                    ==========         ===========       ===========
      Additions to properties and equipment...................      $     -0-          $   708,000       $   708,000
                                                                    ==========         ===========       ===========

     The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2001 and 2000:

                                                                     2001             2000
                                                                     ----             ----
      Income:
        Revenues for operating segments...................       $ 1,145,000      $   878,000
        Condemnation proceeds, permanent..................                             23,000
        Interest income...................................            16,000          100,000
                                                                 -----------      -----------
          Total consolidated income.......................       $ 1,161,000      $ 1,001,000
                                                                 ===========      ===========
      Depreciation:
        Depreciation for operating segments...............       $   106,000      $    53,000
        Unallocated corporate depreciation................             2,000            2,000
                                                                 -----------      -----------
          Total consolidated depreciation                        $   108,000      $    55,000
                                                                 ===========      ===========
      Income before income taxes:
        Income for operating segments.....................       $   353,000      $   274,000
        Condemnation proceeds, permanent..................                             23,000
        Interest income...................................            16,000          100,000
        Unallocated corporate expenses....................          (257,000)        (236,000)
                                                                 -----------      -----------
          Total consolidated income before income taxes...       $   112,000      $   161,000
                                                                 ===========      ===========
      Assets:
        Assets for operating segments.....................       $16,824,000      $12,168,000
        Corporate cash and cash equivalents...............           597,000        5,382,000
        Income tax receivable.............................           514,000          100,000
        Other unallocated amounts.........................            59,000           61,000
                                                                 -----------      -----------
          Total consolidated assets.......................       $17,994,000      $17,711,000
                                                                 ===========      ===========
      Additions to properties and equipment:
        Additions for operating segments..................       $   220,000      $   708,000
        Unallocated corporate additions...................                              3,000
                                                                 -----------      -----------
          Total consolidated additions....................       $   220,000      $   711,000
                                                                 ===========      ===========

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FORWARD LOOKING STATEMENTS

         Certain portions of this report, and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements, contain forward-looking statements which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectibility of the accrued rental income when due over the terms of the long-term land leases; changes in economic conditions that may affect either the current or future development on the Company's parcels; the final outcome of the City of Providence and Amtrak litigations; the final assessed values of certain properties located in the City of Providence and the property tax rate to be set in July 2001; and exposure to contamination, cleanup or similar costs associated with the operation of the petroleum storage facilities.


FINANCIAL CONDITION:

The Company operates in two segments.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (to tenants that have constructed buildings thereon) and locations along interstate and primary highways in Rhode Island and Massachusetts (to a company which has constructed outdoor advertising boards thereon). The Company anticipates that the future development of its remaining properties will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels and an adjacent parking garage for public parking purposes under short-term cancelable arrangements.

Certain of the long-term land leases, including the outdoor advertising locations, provide for scheduled rent increases over their terms. In accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 13 (Accounting for Leases) and certain of its interpretations, the Company recognizes the rental income on the straight-line basis over the term of each lease; however, the Company does not report as income that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties. At March 31, 2001, the cumulative amount not reported as income is $12,979,000.

The petroleum storage facilities (the Facilities) segment consists of the operating of the Facilities in East Providence under a five-year agreement at a fixed monthly rate for a petroleum distribution company which stores and distributes petroleum products. The Agreement includes options to extend on an annual basis and additional payments based upon throughput.

The principal difference between the two segments relates to the nature of the operations. The tenants in the Leasing segment incur substantially all of the development and operating costs of the asset constructed on the Company's land, whereas the Company is responsible for the operating and maintenance expenditures of the Facilities.

The Company is in litigation with the National Railroad Passenger Corporation (Amtrak) concerning various trespasses by Amtrak. In 1999, Amtrak condemned a three-year temporary easement of all the air rights owned by the Company on Parcel 6 in the Capital Center retroactive to August 1998, and the Company received $335,000. In 1999, Amtrak also condemned a permanent easement within a portion of the parking garage on Parcel 7A in the Capital Center upon which Amtrak had placed improvements, and the Company received $60,000. The Company has challenged in Court the adequacy of the condemnation amounts received. All of the Company's disputes with Amtrak have been consolidated for trial. In December 2000, Amtrak offered to purchase the air rights and a portion of Parcel 6 for $863,000, which offer the Company refused. Amtrak has indicated it will permanently condemn both properties. The Company expects the matter to be heard in 2001.

In accordance with Rhode Island law, the City of Providence is completing a revaluation of all real property for property tax assessment purposes. In March 2001, the Company received revaluation notices for each of its properties which sets forth the proposed assessed values of its properties as of December 31, 2000. The total proposed assessed values of the properties (other than those properties for which the tenant is responsible for tax payments) total $64,300,000 as compared with the present assessed values which total $24,400,000. In management's opinion, the proposed assessed values of certain of its properties are significantly in excess of their market values as of December 31, 2000. In a recent meeting between representatives of the Company and the revaluation firm retained by the City, the Company was advised that the City will not send notices of the final assessed values until June 2001. Consistent with prior years, the Company does not expect the City to set its property tax rate related to the final assessed values and mail tax bills until July 2001. The Company has the right to formally appeal the final assessed values after the tax bills are received and the first installment paid. Accordingly, the Company is unable to determine at this time what increase, if any, there will be in its property tax expense for the current year.

In 1994, a leak was discovered in a 25,000 barrel storage tank at the Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to the appropriate environmental agency (the Agency). During 2000, the tank was demolished. The Company presented a plan to the Agency whereby the Company would install three wells to monitor the groundwater until the end of the first quarter of 2001. The Agency approved the plan on a temporary basis, indicating that it would review the results of the monitoring. Testing of the groundwater in 2000 indicated that there was no large pooling of contaminants. Although the Company has not yet received final approval of its plan from the Agency, it is the opinion of management that the Company will not incur significant costs in implementing the plan.

The Company manages its exposure to contamination, cleanup or similar costs associated with the Facilities through its adherence to established procedures for operations and equipment maintenance. In addition, the Company maintains what it believes to be adequate levels of insurance.

The Company paid dividends of $.03 and $.53 (including a special dividend of $.50) per share in the first quarter of 2001 and 2000, respectively, on the Company's outstanding common stock. The special dividend represented a portion of the interest paid by the State of Rhode Island in connection with a condemnation award after deducting therefrom the expenses and income taxes related thereto. The Company expects to be in a position to continue dividend payments on a quarterly basis; however, the declaration of any dividend and the amount thereof will depend on the Company's future earnings, financial condition and other relevant factors.

The condemnation proceeds received in 1999 qualified for deferred reinvestment for income tax reporting purposes, whereby the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. The Company's acquisition of real estate and certain of the enhancements at the Facilities constructed during 2000 constituted qualifying acquisitions. The Company amended its 1999 income tax returns to claim a refund of the income taxes originally paid for 1999. The Company reported for income tax reporting purposes a loss for 2000 which it carried back to 1999. At March 31, 2001, the income taxes receivable consists principally of these claims for refunds.

In management's opinion, the Company will continue to be able to generate adequate amounts of cash to meet substantially all of its expenditures.


RESULTS OF OPERATIONS:

For the three months ended March 31, 2001, total income increased 16% from the 2000 level.

Leasing revenue increased 8% from the 2000 level due to rentals from short-term leases. Expenses applicable to leasing decreased 17% due principally to a decrease in professional fees in connection with concluded litigation. The property taxes accrued for 2001 do not reflect any additional taxes resulting from the proposed revaluation of the Company's properties in Providence since the Company is unable to determine at this time what increase, if any, there will be.

Revenue from petroleum storage facilities increased 65% from the 2000 level principally resulting in an increase in the minimum monthly fee resulting from the new tanks that were placed in service in the fourth quarter of 2000 and higher contingent revenues based upon throughput. Expenses applicable to petroleum storage facilities increased 86% from the 2000 level principally due to depreciation expense in connection with the construction of tanks, a truck rack and related enhancements in 2000 and professional fees associated with litigation related to the Wilkesbarre Pier.

The decrease in interest income from the 2000 level results from a lower level of temporary cash investments.

General and administrative expenses increased 9% principally due to higher professional fees.

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

    (10)  Material contracts:

          (a) Leases between Metropark, Ltd., and Issuer:
                 (i)  Dated as of January 1, 2001.

                (ii)  Dated as of December 1, 2000 (incorporated by reference to
                      Exhibit 10(a)(i) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 2000).

               (iii)  Dated as of November 1, 2000 (incorporated by reference to
                      Exhibit 10(a)(ii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 2000).

                (iv)  Dated as of January 1, 2000 (incorporated by reference to
                      Exhibit 10(b)(v) to the Issuer's annual report on Form 10-QSB for the quarter ended March 31, 2000);

                 (v)  Dated December 1, 1999 (incorporated by reference to
                      Exhibit 10(b)(i) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 1999).



(b) For the quarter ended March 31, 2001, no reports on Form 8-K were filed.

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


DATED: April 24, 2001