Form 10QSB
period 2001-06-30
CAPITAL PROPERTIES INC /RI/
filed 2001-08-08
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----     ACT OF 1934
          For the quarterly period ended June 30, 2001
                                         -------------

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----     ACT OF 1934
          For the transition period from ______________ to _________________

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of August 2, 2000, the Issuer had 3,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___  No _X_

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                   CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2001
                                  (UNAUDITED)


ASSETS

Properties and equipment (net of accumulated depreciation).....          $15,239,000
Cash and cash equivalents .....................................            1,948,000
Receivables:
   Income taxes ...............................................              330,000
   Other ......................................................              252,000
Accrued rental income .........................................              463,000
Prepaid and other .............................................              111,000
                                                                         -----------
                                                                         $18,343,000
                                                                         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
    Property taxes ............................................          $   889,000
    Petroleum storage facilities construction .................              137,000
    Other .....................................................              589,000
   Deferred income taxes, net .................................            2,714,000
                                                                         -----------
                                                                           4,329,000
                                                                         -----------

Shareholders' equity:
   Common stock, $1 par; authorized, issued
     and outstanding 3,000,000 shares .........................            3,000,000
   Capital in excess of par ...................................            8,828,000
   Retained earnings ..........................................            2,186,000
                                                                         -----------
                                                                          14,014,000
                                                                         -----------
                                                                         $18,343,000
                                                                         ===========


See notes to consolidated financial statements.

                   CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                         Three Months Ended                         Six Months Ended
                                                              June 30                                    June 30
                                                 ----------------------------------         ---------------------------------
                                                     2001                  2000                2001                   2000
                                                 -----------           ------------         -----------           -----------

Income:
   Revenues:
     Leasing, including temporary
      condemnation in 2001 of $46,000
      and $74,000, respectively, and in
      2000 of  $28,000 and $56,000,
      respectively ....................          $   686,000           $   658,000          $ 1,270,000           $ 1,197,000
     Petroleum storage facilities .....              409,000               298,000              970,000               637,000
                                                 -----------           -----------          -----------           -----------
                                                   1,095,000               956,000            2,240,000             1,834,000

   Interest ...........................               17,000                64,000               33,000               164,000
   Gain on permanent condemnation .....              300,000                                    300,000                23,000
                                                 -----------           -----------          -----------           -----------
                                                   1,412,000             1,020,000            2,573,000             2,021,000
                                                 -----------           -----------          -----------           -----------
Expenses:
   Expenses applicable to:
     Leasing ..........................              708,000               262,000              974,000               583,000
     Petroleum storage facilities .....              535,000               225,000            1,060,000               508,000
   General and administrative .........              258,000               257,000              516,000               493,000
   Interest expense ...................                                     65,000                                     65,000
                                                 -----------           -----------          -----------           -----------
                                                   1,501,000               809,000            2,550,000             1,649,000
                                                 -----------           -----------          -----------           -----------

Income (loss) before income taxes .....              (89,000)              211,000               23,000               372,000

Income tax expense (benefit) ..........               (2,000)               85,000               54,000               152,000
                                                 -----------           -----------          -----------           -----------

Net income (loss) .....................          $   (87,000)          $   126,000          $   (31,000)          $   220,000
                                                 ===========           ===========          ===========           ===========

Basic earnings (loss) per
   common share .......................          $      (.03)          $       .04          $      (.01)          $       .07
                                                 ===========           ===========          ===========           ===========

Dividends per common share ............          $       .03           $       .03          $       .06           $       .56
                                                 ===========           ===========          ===========           ===========


See notes to consolidated financial statements.

                   CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                              2001                   2000
                                                                           -----------           -----------

Cash flows from operating activities:
   Net income (loss) ............................................          $   (31,000)          $   220,000
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Condemnation proceeds, temporary ..........................              (74,000)              (56,000)
      Gain on permanent condemnation ............................             (300,000)              (23,000)
      Depreciation ..............................................              216,000               110,000
      Deferred income taxes .....................................              375,000                22,000
      Other, principally net changes in receivables,
        prepaids, accounts payable, income taxes and
        accrued expenses ........................................              768,000            (1,853,000)
                                                                           -----------           -----------
   Net cash provided by (used in) operating activities ..........              954,000            (1,580,000)
                                                                           -----------           -----------


Cash flows from investing activities:
   Purchase of properties and equipment .........................           (1,360,000)           (1,691,000)
   Proceeds from permanent condemnation .........................              925,000                23,000
                                                                           -----------           -----------
   Net cash used in investing activities ........................             (435,000)           (1,668,000)
                                                                           -----------           -----------

Cash used in financing activities, payment of
   dividends ....................................................             (180,000)           (1,680,000)
                                                                           -----------           -----------

Increase (decrease) in cash and cash equivalents ................              339,000            (4,928,000)
Cash and cash equivalents, beginning ............................            1,609,000             9,395,000
                                                                           -----------           -----------
Cash and cash equivalents, ending ...............................          $ 1,948,000           $ 4,467,000
                                                                           ===========           ===========


Supplemental disclosures, cash paid or received for income taxes:
     Cash paid ..................................................          $     9,000           $ 1,934,000
                                                                           ===========           ===========
     Refunds received ...........................................          $   434,000           $       -0-
                                                                           ===========           ===========


See notes to consolidated financial statements.

                   CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)


1.   Basis of presentation:

     The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000.

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

     After prevailing on the merits, the Company made claim against the City for attorneys fees totaling approximately $258,000.

     In July 2000, the City filed a motion to vacate the Superior Court judgments entered in favor of the Company. In October 2000, the Superior Court denied the motion to vacate and awarded attorneys fees to the Company in an amount to be determined by the Court after a hearing thereon. The City appealed the decision to the Supreme Court to deny its motion to vacate the judgment. The Company moved to dismiss the appeal, and the Supreme Court granted the Company's motion. A hearing on the amount of attorneys fees due the Company is scheduled during the third quarter of 2001. The Company cannot presently determine what amount, if any, will be finally awarded by the Court.


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

     Many of the Petroleum Facilities needed to service the railroad station were built within the confines of Parcel 7A (the parking garage parcel). Over the years, the Company did not charge Amtrak for this intrusion on its property; and over the years Amtrak assumed the cost of electricity provided to the parking garage. In 1997, Amtrak unilaterally refused to pay for the electricity, and the Company brought suit in the United States District Court for the District of Rhode Island (U.S. District Court) seeking an order requiring Amtrak to remove its facilities from Parcel 7A.

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

     In May 2001, Amtrak permanently condemned the air rights and took a portion of Parcel 6 by condemnation (with a carrying value of $625,000) for which the Company received from Amtrak $925,000, the amount estimated by Amtrak to be just compensation for the air rights and property taken. The Company believes that the condemnation amounts paid by Amtrak are inadequate and is seeking additional compensation. In June 2001, the Court included this condemnation suit in the consolidated case. The Company expects the matter to be heard in 2002.


5.   Properties and equipment:

          Properties on lease or held for lease:
            Land and land improvements ...............          $ 3,740,000
            Parking garage ...........................            2,500,000
                                                                -----------
                                                                  6,240,000
                                                                -----------

          Petroleum storage facilities:
            Land .....................................            5,153,000
            Buildings and structures .................              331,000
            Tanks and equipment ......................            8,752,000
                                                                -----------
                                                                 14,236,000
                                                                -----------

          Office equipment ...........................               86,000
                                                                -----------
                                                                 20,562,000
                                                                -----------
          Less accumulated depreciation:
            Properties on lease or held for lease.....              833,000
            Petroleum storage facilities .............            4,426,000
            Office equipment .........................               64,000
                                                                -----------
                                                                  5,323,000
                                                                -----------
                                                                $15,239,000
                                                                ===========

6.   Description of leasing arrangements:

     At June 30, 2001, the Company had entered into long-term land leases for six separate land parcels, three of which will not commence until construction begins. The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 24 years and for public parking purposes under short-term cancellable leases.

     For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $13,640,000 through June 30, 2001. Management has concluded that a portion of the excess of straight-line over contractual rentals ($463,000 at June 30, 2001) is realizable when payable over the terms of the leases.


7.   Petroleum storage facilities:

     The Company and a petroleum company (Petroleum Company) entered into an agreement which will expire April 30, 2004, unless options to extend on an annual basis are exercised, whereby the Company operates the entire petroleum storage facilities (the Petroleum Facilities) for the

     Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements. The agreement further provides for annual fee increases of 4.5%. The minimum monthly fee was $70,000, which increased to $108,000 when the new tanks were placed in service in the fourth quarter of 2000. After the scheduled increase on May 1, 2001, the present monthly fee is $113,000.

     The agreement also provides that the Company will receive an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in an agreement year. For the agreement year ended April 30, 2000, the throughput exceeded 2,000,000 barrels in February 2000. For the agreement year ending April 30, 2001, throughput exceeded 2,000,000 barrels in December 2000. For the three and six months ended June 30, 2001, the Company earned $25,000 and $197,000 in contingent revenues, respectively. For the three and six months ended June 30, 2000, the Company earned $25,000 and $88,000 in contingent revenues, respectively.

     Wilkesbarre Pier (the Pier) is a deep-water pier in East Providence, Rhode Island, now owned by the Company, which is integral to the operation of the Petroleum Facilities. The Pier and the Petroleum Facilities are connected by two petroleum pipelines. In 1995, the Company and Providence and Worcester Railroad Company (Railroad) (the owner of the Pier) entered into an agreement which, among other provisions, gave the Company the right to acquire the Pier for $1. The Company and Railroad have a common controlling shareholder.

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

     In August 2000, Oil Company filed a lawsuit in the United States District Court for the District of Rhode Island claiming fraud and misrepresentation on the part of the Railroad and sought rescission of the Agreement and other agreements. The Company has filed counterclaims against Oil Company, including Oil Company's failure to comply with the order and direction of the East Providence Fire Department. Oil Company amended its complaint in June 2001 to include additional claims. Through June 30, 2001, the Company has incurred costs totaling $162,000 in connection with the fire protection at the Pier, which amount is recorded in receivables, other on the accompanying consolidated balance sheet. Pursuant to the Court's Pre-trial Order, discovery in this litigation has closed. The Company has moved to dismiss all of the fraud claims and other claims as well.

8.   Income taxes:

     Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at June 30, 2001 were as follows:

          Gross deferred tax liabilities:
            Property having a financial statement basis
              in excess of its tax basis ..............          $ 2,547,000
            Accrued rental income .....................              185,000
                                                                 -----------
                                                                   2,732,000
          Gross deferred tax assets ...................              (18,000)
                                                                 -----------
                                                                 $ 2,714,000
                                                                 ===========

9.   City of Providence property taxes:

     In accordance with Rhode Island law, the City of Providence has completed a city-wide revaluation of all real property for property tax assessment purposes. In March 2001, the Company received revaluation notices for each of its properties which sets forth the proposed assessed values of its properties as of December 31, 2000. The proposed assessed values of the properties (other than those properties for which the tenant is responsible for tax payments) totaled $64,300,000 as compared with the prior assessed values which total $24,400,000. In management's opinion, the proposed assessed values of its properties are significantly in excess of their market values as of December 31, 2000. After a meeting between representatives of the Company and the revaluation firm retained by the City, the Company received notices indicating that the proposed assessed values had been reduced to $53,341,000. This amount is further reduced to $50,924,000 by the Amtrak condemnation of a portion of Parcel 6. In July 2001, the City set its tax rate. Consistent with prior years, the Company does not expect the City to mail tax bills until August 2001. Based upon information presently available, the Company's City of Providence property taxes for 2001 total $1,736,000, of which $868,000 was accrued for the six months ended June 30, 2001. For the three months ended March 31, 2001, the Company accrued property tax expense at the prior year's level totaling $222,000. Accordingly, for the three months ended June 30, 2001, the Company recorded property tax expense of $646,000.

     In accordance with statutory requirements, the Company intends to appeal the final assessed values after the tax bills are received and the first installment paid. The Company may be required to pay future installments, when due, during the appeal process.


10.  Operating segment disclosures:

     The Company operates in two segments: (1) leasing and (2) petroleum storage facilities.

     The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (to tenants that have constructed buildings thereon) and locations along interstate and primary highways in Rhode Island and Massachusetts (to a company which has constructed outdoor advertising boards thereon). The Company anticipates that the future development of its remaining properties will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels and an adjacent parking garage for public parking purposes under short-term cancellable arrangements.

     The petroleum storage facilities segment consists of the operating of the Petroleum Facilities in East Providence under a five-year agreement at a fixed monthly rate for a petroleum distribution company which stores and distributes petroleum products. The Agreement includes options to extend on an annual basis and additional payments based upon throughput.

     The principal difference between the two segments relates to the nature of the operations. The tenants in the Leasing segment incur substantially all of the development and operating costs of the asset constructed on the Company's land, whereas the Company is responsible for the operating and maintenance expenditures of the Petroleum Facilities.

     The Company makes decisions relative to the allocation of resources and evaluates performance based on income before income taxes, excluding interest and permanent condemnations and certain corporate expenses.

     There are no inter-segment revenues. The Company did not incur interest expense during the six months ended June 30, 2001.

     The following financial information is used by the chief operating decision maker for making operating decisions and assessing performance of the Company's segments:

                                                                                     Petroleum
                                                                                      Storage
                                                               Leasing               Facilities                Total
                                                             ------------           ------------           ------------

      Six months ended June 30, 2001:
      Revenues:
         Contractual ..............................          $  1,131,000           $    773,000           $  1,904,000
         Contingent ...............................                72,000                197,000                269,000
         Noncash:
           Condemnation, temporary ................                74,000                                        74,000
           Excess of contractual over straight-line
             rentals ..............................                (7,000)                                       (7,000)
                                                             ------------           ------------           ------------
                                                             $  1,270,000           $    970,000           $  2,240,000
                                                             ============           ============           ============

      Depreciation ................................          $     31,000           $    180,000           $    211,000
                                                             ============           ============           ============

      Income (loss) before income taxes ...........          $    296,000           $    (90,000)          $    206,000
                                                             ============           ============           ============

      Assets ......................................          $  6,058,000           $ 10,067,000           $ 16,125,000
                                                             ============           ============           ============

      Properties and equipment:
         Additions ................................          $        -0-           $    378,000           $    378,000
                                                             ============           ============           ============
         Deletions ................................          $   (625,000)          $        -0-           $   (625,000)
                                                             ============           ============           ============

                                                                                   Petroleum
                                                                                    Storage
                                                               Leasing             Facilities               Total
                                                             -----------           -----------           -----------

      Six months ended June 30, 2000:
      Revenues:
         Contractual ..............................          $ 1,065,000           $   549,000           $ 1,614,000
         Contingent ...............................               80,000                88,000               168,000
         Noncash:
           Condemnation, temporary ................               56,000                                      56,000
           Excess of contractual over straight-line
              rentals .............................               (4,000)                                     (4,000)
                                                             -----------           -----------           -----------
                                                             $ 1,197,000           $   637,000           $ 1,834,000
                                                             ===========           ===========           ===========

      Depreciation ................................          $    31,000           $    75,000           $   106,000
                                                             ===========           ===========           ===========

      Income before income taxes ..................          $   614,000           $   129,000           $   743,000
                                                             ===========           ===========           ===========

      Assets ......................................          $ 6,864,000           $ 6,034,000           $12,898,000
                                                             ===========           ===========           ===========

      Additions to properties and equipment .......          $       -0-           $ 1,487,000           $ 1,487,000
                                                             ===========           ===========           ===========

     The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the six months ended June 30, 2001 and 2000:

                                                             2001                2000
                                                          ----------          ----------
      Income:
        Revenues for operating segments ........          $2,240,000          $1,834,000
        Permanent condemnation:
          Proceeds .............................                                  23,000
          Gain .................................             300,000
        Interest income ........................              33,000             164,000
                                                          ----------          ----------
          Total consolidated income ............          $2,573,000          $2,021,000
                                                          ==========          ==========


      Depreciation:
        Depreciation for operating segments.....          $  211,000          $  106,000
        Unallocated corporate depreciation .....               5,000               4,000
                                                          ----------          ----------
          Total consolidated depreciation ......          $  216,000          $  110,000
                                                          ==========          ==========

                                                                          2001                   2000
                                                                      ------------           ------------
      Income before income taxes:
        Income for operating segments ......................          $    206,000           $    743,000
        Permanent condemnation:
          Proceeds .........................................                                       23,000
          Gain .............................................               300,000
        Interest income ....................................                33,000                164,000
        Interest expense ...................................                                      (65,000)
        Unallocated corporate expenses .....................              (516,000)              (493,000)
                                                                      ------------           ------------
          Total consolidated income before income taxes.....          $     23,000           $    372,000
                                                                      ============           ============


      Assets:
        Assets for operating segments ......................          $ 16,125,000           $ 12,898,000
        Corporate cash and cash equivalents ................             1,826,000              4,462,000
        Income tax receivable ..............................               330,000                102,000
        Other unallocated amounts ..........................                62,000                 60,000
                                                                      ------------           ------------
          Total consolidated assets ........................          $ 18,343,000           $ 17,522,000
                                                                      ============           ============


      Properties and equipment:
        Additions:
          Operating segments ...............................          $    378,000           $  1,487,000
          Unallocated corporate additions ..................                10,000                  3,000
                                                                      ------------           ------------
              Total consolidated additions .................          $    388,000           $  1,490,000
                                                                      ============           ============

        Deletion, operating segment and
          total consolidated deletion ......................          $   (625,000)          $        -0-
                                                                      ============           ============

                   CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FORWARD LOOKING STATEMENTS

     CERTAIN PORTIONS OF THIS REPORT, AND PARTICULARLY THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTAIN FORWARD-LOOKING STATEMENTS WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS. THE COMPANY CAUTIONS THAT THESE STATEMENTS ARE FURTHER QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, THE FOLLOWING: THE ABILITY OF THE COMPANY TO GENERATE ADEQUATE AMOUNTS OF CASH; THE COLLECTIBILITY OF THE ACCRUED RENTAL INCOME WHEN DUE OVER THE TERMS OF THE LONG-TERM LAND LEASES; THE COMMENCEMENT OF ADDITIONAL LONG-TERM LAND LEASES; CHANGES IN ECONOMIC CONDITIONS THAT MAY AFFECT EITHER THE CURRENT OR FUTURE DEVELOPMENT ON THE COMPANY'S PARCELS; THE FINAL OUTCOME OF THE CITY OF PROVIDENCE, AMTRAK, AND OIL COMPANY LITIGATIONS; THE FINAL TAXES ASSESSED ON CERTAIN PROPERTIES LOCATED IN THE CITY OF PROVIDENCE; AND EXPOSURE TO CONTAMINATION, CLEANUP OR SIMILAR COSTS ASSOCIATED WITH THE OPERATION OF THE PETROLEUM STORAGE FACILITIES.


FINANCIAL CONDITION:

The Company operates in two segments.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (to tenants that have constructed buildings thereon) and locations along interstate and primary highways in Rhode Island and Massachusetts (to a company which has constructed outdoor advertising boards thereon). The Company anticipates that the future development of its remaining properties will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels and an adjacent parking garage for public parking purposes under short-term cancellable arrangements.

Certain of the long-term land leases, including the outdoor advertising locations, provide for scheduled rent increases over their terms. In accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 13 (Accounting for Leases) and certain of its interpretations, the Company recognizes the rental income on the straight-line basis over the term of each lease; however, the Company does not report as income that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties. At June 30, 2001, the cumulative amount not reported as income is $13,177,000.

The petroleum storage facilities (the Petroleum Facilities) segment consists of the operating of the Petroleum Facilities in East Providence under a five-year agreement at a fixed monthly rate for a petroleum distribution company which stores and distributes petroleum products. The

Agreement includes options to extend on an annual basis and additional payments based upon throughput.

The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the asset constructed on the Company's land, whereas the Company is responsible for the operating and maintenance expenditures of the Petroleum Facilities.

The Company is in litigation with the National Railroad Passenger Corporation (Amtrak) concerning various trespasses by Amtrak. In 1999, Amtrak condemned a three-year temporary easement of all the air rights owned by the Company on Parcel 6 in the Capital Center retroactive to August 1998, and the Company received $335,000. In 1999, Amtrak also condemned a permanent easement within a portion of the parking garage on Parcel 7A in the Capital Center upon which Amtrak had placed improvements, and the Company received $60,000. In May 2001, Amtrak permanently condemned the air rights and took a portion of Parcel 6 by condemnation, and the Company received from Amtrak $925,000. The Company has challenged in Court the adequacy of the condemnation amounts received. All of the Company's disputes with Amtrak have been consolidated for trial. The Company expects the matter to be heard in 2002.

In accordance with Rhode Island law, the City of Providence has completed a city-wide revaluation of all real property for property tax assessment purposes. In March 2001, the Company received revaluation notices for each of its properties which set forth the proposed assessed values of its properties as of December 31, 2000. The proposed assessed values of the properties (other than those properties for which the tenant is responsible for tax payments) totaled $64,300,000 as compared with the prior assessed values which total $24,400,000. In management's opinion, the proposed assessed values of certain of its properties are significantly in excess of their market values as of December 31, 2000. After a meeting between representatives of the Company and the revaluation firm retained by the City, the Company received notices indicating that the proposed assessed values had been reduced to $53,341,000. This amount is further reduced to $50,924,000 by the Amtrak condemnation of a portion of Parcel 6. In July 2001, the City set its tax rate. Consistent with prior years, the Company does not expect the City to mail tax bills until August 2001. Based upon information presently available, the Company's City of Providence property taxes for 2001 total $1,736,000 (exclusive of the taxes on those properties for which the tenant is responsible), of which $868,000 was accrued for the six months ended June 30, 2001. In accordance with statutory requirements, the Company intends to appeal the final assessed values after the tax bills are received and the first installment paid. The Company may be required to pay future installments, when due, during the appeal process. The Company is unable at this time to predict the outcome or timing of the appeals.

Under one of the three long-term land leases which has not commenced, the Company expects to receive a payment of approximately $290,000 during the fourth quarter of 2001. Similar to those long-term land leases currently in effect, the tenants will be responsible for the payment of taxes from the effective date of the commencement of the leases. The parcels covered by these three leases which have not commenced account for approximately $400,000 of the Company's calculated property tax expense for 2001. The dates of the commencement of these leases are subject to a number of contingencies and, therefore, such dates cannot be determined at this time.

In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to the appropriate environmental agency (the Agency). During 2000, the tank was demolished. The Company presented a plan to the Agency whereby the Company will monitor the groundwater until the summer of 2002. The Agency has indicated that it will formally approve the final plan as recently submitted by the Company. Testing of the groundwater in 2000 indicated that there was no large pooling of contaminants. Although the Company has not yet received final approval of its plan from the Agency, it is the opinion of management that the Company will not incur significant costs in implementing the plan.

The Company manages its exposure to contamination, cleanup or similar costs associated with the Petroleum Facilities through its adherence to established procedures for operations and equipment maintenance. In addition, the Company maintains what it believes to be adequate levels of insurance.

The Company paid dividends of $.06 and $.56 (including a special dividend of $.50) per share in the six months ended June 30, 2001 and 2000, respectively, on the Company's outstanding common stock. The special dividend represented a portion of the interest paid by the State of Rhode Island in connection with a condemnation award after deducting therefrom the expenses and income taxes related thereto. On July 24, 2001, the Company declared a quarterly dividend of $.03 per share ($90,000) payable in August 2001. The declaration of future dividends and the amount thereof will depend on the Company's future earnings, financial condition and other relevant factors.

The condemnation proceeds received in 1999 qualified for deferred reinvestment for income tax reporting purposes, whereby the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. The Company's acquisition of real estate and certain of the enhancements at the Petroleum Facilities constructed during 2000 constituted qualifying acquisitions. The Company amended its 1999 income tax returns to claim a refund of the income taxes originally paid for 1999. The Company reported for income tax reporting purposes a loss for 2000 which it carried back to 1999. During the quarter ended June 30, 2001, the Company received all these tax refunds.

The Company expects to incur a loss for income tax reporting purposes for 2001 due principally to accelerated tax depreciation expense and the ability to exclude the condemnation gain and elect deferred reinvestment. The 2001 tax loss will be carried back to 1999, whereby the Company will receive a refund of federal income taxes originally paid. The estimated refund through June 30, 2001 totals $330,000, which the Company will not receive until 2002.

In management's opinion, the Company will continue to be able to generate adequate amounts of cash to meet substantially all of its expenditures.

RESULTS OF OPERATIONS:

Exclusive of the gain on permanent condemnation of $300,000, for the three and six months ended June 30, 2001, total income increased 9% and 12%, respectively, from the 2000 level.

For the three and six months ended June 30, 2001, leasing revenue increased 4% and 6%, respectively, from the 2000 level due to increased rentals from short-term leases and recognition of the remaining deferred condemnation proceeds. For the six months ended June 30, 2001, expenses applicable to leasing increased 67% from the 2000 level due principally to the City of Providence property tax increase and fluctuations in professional fees. For the three months ended June 30, 2001, expenses applicable to leasing increased 170% due to property tax expense resulting, in part, from the Company's accruing property tax expense for the first quarter of 2001 at the prior year's level.

For the three and six months ended June 30, 2001, revenue from petroleum storage facilities increased 37% and 52% from the 2000 level principally resulting from an increase in the minimum monthly fee resulting from the new tanks that were placed in service in the fourth quarter of 2000 and higher contingent revenues based upon throughput. Expenses applicable to petroleum storage facilities increased 138% and 109% from the 2000 level principally due to depreciation expense in connection with the construction of tanks, a truck rack and related enhancements in 2000 and professional fees associated with litigation related to the Wilkesbarre Pier.

The decrease in interest income from the 2000 level results from a lower level of temporary cash investments.

For the three months ended June 30, 2001, general and administrative expenses remained at the 2000 level. For the six months ended June 30, 2001, general and administrative expenses increased 5% principally due to higher professional fees.

For the three and six months ended June 30, 2001, income tax expense (benefit) does not bear the customary relationship to pretax income. For federal income tax reporting purposes, the Company can carry back its 2001 loss to 1999. For state income tax reporting purposes, losses cannot be carried back and cannot be carried forward if such losses are carried back for federal income tax reporting purposes. Accordingly, state income tax expense is a component of the deferred tax provision and not a component of the current tax benefit.

                                     PART II

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders was held on April 24, 2001. Of the 3,000,000 shares entitled to vote, 2,799,650 shares of stock were present, in person or by proxy.

          All directors of the Issuer are elected on an annual basis and the following were so elected at this Annual Meeting: Ronald P. Chrzanowski, Robert H. Eder, Harold J. Harris, Harris N. Rosen and Henry S. Woodbridge, Jr. Each director received 2,624,550 affirmative votes; 175,100 abstained.

          Also presented for approval was a resolution for the appointment of Lefkowitz, Garfinkel, Champi & DeRienzo P.C. as independent auditors of the accounts of the Issuer for the year 2001. The resolution received 2,624,060 affirmative votes and 120 negative votes; 175,470 abstained.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index of Exhibits:

     (3)(a) Restated articles of incorporation (incorporated by reference to Exhibit 4.1 to the Issuer's report on Form 8A dated June 6, 1997).

        (b) By-laws, as amended (incorporated by reference to Exhibit 3(b) to the Issuer's quarterly report on Form 10-QSB for the quarter ended September 30, 1999).

    (10)    Material contracts:

        (a) Leases between Metropark, Ltd., and Issuer:
               (i)   Dated as of January 1, 2001 (incorporated by reference to
                     Exhibit 10(a)(i) to the Issuer's quarterly report on Form 10-QSB for the quarter ended March 31, 2001).

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

(b) For the quarter ended June 30, 2001, no reports on Form 8-K were filed.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPITAL PROPERTIES, INC.


                                        By /s/ Ronald P. Chrzanowski
                                           -------------------------------------
                                           Ronald P. Chrzanowski
                                           President



                                        By /s/ Barbara J. Dreyer
                                           -------------------------------------
                                           Barbara J. Dreyer
                                           Treasurer and Principal Financial
                                            Officer


DATED: August 2, 2001