Form 10QSB
period 2001-09-30
CAPITAL PROPERTIES INC /RI/
filed 2001-11-05
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended SEPTEMBER 30, 2001
                                         ------------------

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934
          For the transition period from               to
                                         -------------    ----------------

Commission File Number  0-9380
                       --------

                            CAPITAL PROPERTIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         RHODE ISLAND                                      05-0386287
--------------------------------                 -------------------------------
(State or other jurisdiction of                  IRS Employer Identification No.
incorporation or organization)

            100 DEXTER ROAD, EAST PROVIDENCE, RHODE ISLAND    02914
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

As of November 2, 2001, the Issuer had 3,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes         No  X
                                                                ---        ---

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001
(UNAUDITED)

ASSETS
  Properties and equipment (net of accumulated depreciation)        $15,137,000
  Cash and cash equivalents ................................          1,493,000
  Receivables:
     Income taxes ..........................................            618,000
     Other .................................................            191,000
  Accrued rental income ....................................            459,000
  Prepaid and other ........................................             66,000
                                                                    -----------
                                                                    $17,964,000
                                                                    ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
     Accounts payable and accrued expenses:
      Property taxes .......................................        $   867,000
      Petroleum storage facilities construction ............             17,000
      Other ................................................            680,000
      Deferred income taxes ................................          2,886,000
                                                                    -----------
                                                                      4,450,000
                                                                    -----------

  Contingencies and commitments (Notes 5 and 6)

  Shareholders' equity:
     Common stock, $1 par; authorized, issued
       and outstanding 3,000,000 shares ....................          3,000,000
     Capital in excess of par ..............................          8,828,000
     Retained earnings .....................................          1,686,000
                                                                    -----------
                                                                     13,514,000
                                                                    -----------
                                                                    $17,964,000
                                                                    ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

                                             Three Months Ended             Nine Months Ended
                                                September 30                   September 30
                                        ---------------------------     ---------------------------
                                            2001            2000            2001            2000
                                        -----------     -----------     -----------     -----------
Income:
  Revenues:
    Leasing, including temporary
      condemnation of $74,000
      for the nine months ended
      September 30, 2001 and
      $28,000 and $84,000 for the
      three and nine months ended
      September 30, 2000,
      respectively ..................   $   618,000     $   578,000     $ 1,888,000     $ 1,775,000
    Petroleum storage facilities ....       389,000         255,000       1,359,000         892,000
                                        -----------     -----------     -----------     -----------
                                          1,007,000         833,000       3,247,000       2,667,000

  Interest ..........................        12,000          68,000          45,000         232,000
  Gain on permanent condemnation                                            300,000          23,000
                                        -----------     -----------     -----------     -----------
                                          1,019,000         901,000       3,592,000       2,922,000
                                        -----------     -----------     -----------     -----------
Expenses:
  Expenses applicable to:
    Leasing .........................       514,000         366,000       1,488,000         949,000
    Petroleum storage facilities            790,000         340,000       1,850,000         848,000
  General and administrative ........       263,000         207,000         779,000         700,000
  Interest expense ..................                                                        65,000
                                        -----------     -----------     -----------     -----------
                                          1,567,000         913,000       4,117,000       2,562,000
                                        -----------     -----------     -----------     -----------

Income (loss) before income taxes          (548,000)        (12,000)       (525,000)        360,000

Income tax expense (benefit) ........      (138,000)         (5,000)        (84,000)        147,000
                                        -----------     -----------     -----------     -----------
Net income (loss) ...................   $  (410,000)    $    (7,000)    $  (441,000)    $   213,000
                                        ===========     ===========     ===========     ===========

Basic earnings (loss) per
  common share ......................         $(.14)          $ -0-           $(.15)          $ .07
                                              =====           =====           =====           =====

Dividends on common stock ...........         $ .03           $ .03           $ .09           $ .59
                                              =====           =====           =====           =====


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

                                                                           2001            2000
                                                                       -----------     -----------
  Cash flows from operating activities:
     Net income (loss) ............................................    $  (441,000)    $   213,000
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
        Condemnation proceeds, temporary ..........................        (74,000)        (84,000)
        Gain on permanent condemnation ............................       (300,000)        (23,000)
        Depreciation ..............................................        324,000         164,000
        Deferred income taxes .....................................        547,000          68,000
         Other, principally net changes in receivables,
          prepaids, accounts payable, income taxes and
          accrued expenses ........................................        659,000      (1,472,000)
                                                                       -----------     -----------
     Net cash provided by (used in) operating activities ..........        715,000      (1,134,000)
                                                                       -----------     -----------

  Cash flows from investing activities:

     Purchase of properties and equipment .........................     (1,486,000)     (3,233,000)
     Proceeds from permanent condemnation .........................        925,000          23,000
                                                                       -----------     -----------
     Net cash used in investing activities ........................       (561,000)     (3,210,000)
                                                                       -----------     -----------

  Cash used in financing activities, payment of
     dividends ....................................................       (270,000)     (1,770,000)
                                                                       -----------     -----------

  Decrease in cash and cash equivalents ...........................       (116,000)     (6,114,000)
  Cash and cash equivalents, beginning ............................      1,609,000       9,395,000
                                                                       -----------     -----------
  Cash and cash equivalents, ending ...............................    $ 1,493,000     $ 3,281,000
                                                                       ===========     ===========

  Supplemental disclosures, cash paid or received for income taxes:

       Cash paid ..................................................    $     9,000     $ 1,934,000
                                                                       ===========     ===========
       Refunds received ...........................................    $   434,000     $       -0-
                                                                       ===========     ===========


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

1.   Basis of presentation:

     The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000.

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

     In July 2000, the City filed a motion to vacate the Superior Court judgments entered in favor of the Company. In October 2000, the Superior Court denied the motion to vacate and awarded attorneys fees to the Company in an amount to be determined by the Court after a hearing thereon. The City appealed the decision to the Supreme Court to deny its motion to vacate the judgment. The Company moved to dismiss the appeal, and the Supreme Court granted the Company's motion. A hearing was held on the amount of attorneys fees due the Company, and the Company is awaiting the decision. The Company cannot presently determine what amount, if any, will be finally awarded by the Court.

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

     In the fall of 1998, as part of Amtrak's electrification of the Northeast Corridor, Amtrak erected towers within the air rights over Parcel 6 (the tops of which vary in height between 27 and 31 feet above the top of rail) and+ a signal bridge. The Company amended its complaint against Amtrak to include the air rights trespasses.

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

     In May 2001, Amtrak permanently condemned the air rights and took a portion of Parcel 6 by condemnation (with a carrying value of $625,000) for which the Company received from Amtrak

     $925,000, the amount estimated by Amtrak to be just compensation for the air rights and property taken. The Company believes that the condemnation amounts paid by Amtrak are inadequate and is seeking additional compensation. In June 2001, the District Court included this condemnation suit in the consolidated case. The Company expects the matter to be heard in 2002.

5.   Properties and equipment:

           Properties on lease or held for lease:
             Land and land improvements.......................      $ 3,740,000
             Parking garage ..................................        2,500,000
                                                                    -----------
                                                                      6,240,000
                                                                    -----------

           Petroleum storage facilities:
             Land ............................................        5,159,000
             Buildings and structures ........................          331,000
             Tanks and equipment .............................        8,752,000
                                                                    -----------
                                                                     14,242,000
                                                                    -----------

           Office equipment ..................................           86,000
                                                                    -----------
                                                                     20,568,000
                                                                    -----------
           Less accumulated depreciation:
             Properties on lease or held for lease............          849,000
             Petroleum storage facilities.....................        4,516,000
             Office equipment.................................           66,000
                                                                    -----------
                                                                      5,431,000
                                                                    -----------
                                                                    $15,137,000
                                                                    ===========

6.   Description of leasing arrangements:

     At September 30, 2001, the Company had entered into long-term land leases for six separate land parcels, three of which will not commence until construction begins. The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 24 years and for public parking purposes under short-term cancellable leases.

     For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $13,832,000 through September 30, 2001. Management has concluded that a portion of the excess of straight-line over contractual rentals ($459,000 at September 30, 2001) is realizable when payable over the terms of the leases.

7.   Petroleum storage facilities:

     The Company and a petroleum company (Petroleum Company) entered into an agreement which will expire April 30, 2004, unless options to extend on an annual basis are exercised, whereby the Company operates the entire petroleum storage facilities (the Petroleum Facilities) for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements. The agreement further provides for annual fee increases of 4.5%. The minimum monthly fee was $70,000, which increased to $108,000 when new tanks were placed in service in the fourth quarter of 2000. After the scheduled increase on May 1, 2001, the present monthly fee is $113,000.

     The agreement also provides that the Company will receive an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in an agreement year. For the agreement year ended April 30, 2000, the throughput exceeded 2,000,000 barrels in February 2000. For the agreement year ended April 30, 2001, throughput exceeded 2,000,000 barrels in December 2000. For the nine months ended September 30, 2001 and 2000, the Company earned $197,000 and $88,000 in contingent revenues, respectively.

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

     Effective January 1, 1998, Railroad and a company which uses the Pier to off-load product (Oil Company) entered into a throughput agreement (the Agreement) whereby Oil Company agreed to pay annual fees for five years based upon usage subject to minimums (1998, $185,000; 1999 and 2000, $285,000; and 2001 and 2002, $185,000). Under the terms of the Agreement, the owner of the Pier is not required to make any specific repairs to the Pier at any particular time. The Agreement may be terminated by the Company or Oil Company upon ninety (90) days notice in the event of a failure of a component of the Pier that the Company, in its discretion, elects not to repair.

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

     In August 2000, Oil Company commenced a lawsuit against the Company in the United States District Court for the District of Rhode Island claiming fraud and misrepresentation on the part of the Railroad and sought rescission of the Agreement and other agreements. The Company has filed counterclaims against Oil Company, including one for damages based on Oil Company's failure to comply with the order and direction of the East Providence Fire Department. Oil Company amended its complaint in June 2001 to include additional claims. Through September 30, 2001, the Company has incurred costs totaling $182,000 in connection with the fire protection at the Pier, which amount is recorded in receivables, other on the accompanying consolidated balance sheet. Pursuant to the District Court's Pre-trial Order, discovery in this litigation has closed. The Company has moved to dismiss all claims.

8.   Income taxes:

     Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at September 30, 2001 were as follows:

           Gross deferred tax liabilities:
             Property having a financial statement basis
               in excess of its tax basis..................................         $2,720,000
             Accrued rental income.... ....................................            184,000
                                                                                    ----------
                                                                                     2,904,000
           Gross deferred tax assets.......................................            (18,000)
                                                                                    ----------
                                                                                    $2,886,000
                                                                                    ==========

9.   City of Providence property taxes:

     In accordance with Rhode Island law, the City of Providence has completed a city-wide revaluation of all real property for property tax assessment purposes. In March 2001, the Company received revaluation notices for each of its properties which sets forth the proposed assessed values of its properties as of December 31, 2000. The proposed assessed values of the properties (other than those properties for which the tenants are responsible for tax payments) totaled $64,300,000 as compared with the prior assessed values which totaled $24,400,000. In management's opinion, the proposed assessed values of its properties are significantly in excess of their market values as of December 31, 2000. After a meeting between representatives of the Company and the revaluation firm retained by the City, the Company received notices indicating that the proposed assessed values had been reduced to $53,341,000. In August 2001, the Company received the real property tax bills from the City of Providence, totaling $1,845,000. Of this amount, $82,000 represents the annual tax on the portion of Parcel 6 condemned by Amtrak in May 2001, and the Company has paid to the City its share of such tax on this Parcel ($29,000) to the date of condemnation. In accordance with statutory requirements, after the first installment of $461,000 was paid in August 2001, the Company filed appeals with the City contesting the assessed values with respect to most of its properties. If successful, the appeals will reduce the Company's annual tax expense to approximately $1,200,000. The Company anticipates that such appeals will be heard in a timely manner but is unable to determine to what extent, if any, the taxes may be reduced. It is the Company's present intention to pay future installments when due pending the outcome of the appeals. The Company is recording its tax expense in accordance with the bills received.

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

     The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the asset constructed on the Company's land, whereas the Company is responsible for the operating and maintenance expenditures, as well as capital improvements at the Petroleum Facilities.

     The Company makes decisions relative to the allocation of resources and evaluates performance based on income before income taxes, excluding interest and permanent condemnations and certain corporate expenses.

     There are no inter-segment revenues. The Company did not incur interest expense during the nine months ended September 30, 2001.

     The following financial information is used by the chief operating decision maker for making operating decisions and assessing performance of the Company's segments:

                                                                                     Petroleum
                                                                                      Storage
                                                                     Leasing         Facilities           Total
                                                                   ----------        -----------       -----------
      NINE MONTHS  ENDED SEPTEMBER 30, 2001:
      Revenues:
         Contractual..........................................     $1,768,000        $ 1,162,000       $ 2,930,000
         Contingent...........................................         57,000            197,000           254,000
         Noncash:
           Condemnation, temporary............................         74,000                               74,000
           Excess of contractual over straight-line
             rentals..........................................        (11,000)                             (11,000)
                                                                   ----------        -----------       -----------
                                                                   $1,888,000        $ 1,359,000       $ 3,247,000
                                                                   ==========        ===========       ===========

      Depreciation............................................     $   47,000        $   270,000       $   317,000
                                                                   ==========        ===========       ===========

      Income (loss) before income taxes.......................     $  400,000        $  (491,000)      $   (91,000)
                                                                   ==========        ===========       ===========

      Assets..................................................     $5,782,000        $10,105,000       $15,887,000
                                                                   ==========        ===========       ===========

      Properties and equipment:
         Additions............................................     $      -0-        $   384,000       $   384,000
                                                                   ==========        ===========       ===========
         Deletions............................................     $ (625,000)       $       -0-       $  (625,000)
                                                                   ==========        ===========       ===========

                                                                                      Petroleum
                                                                                       Storage
                                                                   Leasing            Facilities          Total
                                                                 ------------       --------------     ------------
      NINE MONTHS ENDED SEPTEMBER 30, 2000:
      Revenues:
         Contractual..........................................     $1,624,000        $   804,000       $ 2,428,000
         Contingent...........................................         73,000             88,000           161,000
         Noncash:
           Condemnation, temporary............................         84,000                               84,000
           Excess of contractual over straight-line
              rentals.........................................         (6,000)                              (6,000)
                                                                   ----------        -----------       -----------
                                                                   $1,775,000        $   892,000       $ 2,667,000
                                                                   ==========        ===========       ===========
      Depreciation............................................     $   47,000        $   112,000       $   159,000
                                                                   ==========        ===========       ===========

      Income before income taxes..............................     $  826,000        $    44,000       $   870,000
                                                                   ==========        ===========       ===========


      Assets..................................................     $6,897,000        $ 7,492,000       $14,389,000
                                                                   ==========        ===========       ===========

      Additions to properties and equipment...................     $      -0-        $ 3,030,000       $ 3,030,000
                                                                   ==========        ===========       ===========

      The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the nine months ended September 30, 2001 and 2000:

                                                                                      2001               2000
                                                                                   -----------       -----------
      Income:
        Revenues for operating segments...................................         $ 3,247,000       $ 2,667,000
        Permanent condemnation:
          Proceeds........................................................                                23,000
          Gain............................................................             300,000
        Interest income...................................................              45,000           232,000
                                                                                   -----------       -----------
          Total consolidated income.......................................         $ 3,592,000       $ 2,922,000
                                                                                   ===========       ===========


      Depreciation:
        Depreciation for operating segments...............................         $   317,000       $   159,000
        Unallocated corporate depreciation................................               7,000             5,000
                                                                                   -----------       -----------
          Total consolidated depreciation                                          $   324,000       $   164,000
                                                                                   ===========       ===========

                                                                                      2001               2000
                                                                                   -----------       -----------
      Income before income taxes:

        Income (loss) for operating segments..............................         $   (91,000)      $   870,000
        Permanent condemnation:
          Proceeds .......................................................                                23,000
          Gain............................................................             300,000
        Interest income...................................................              45,000           232,000
        Interest expense..................................................                               (65,000)
        Unallocated corporate expenses....................................            (779,000)         (700,000)
                                                                                   -----------       -----------
          Total consolidated income (loss) before income taxes............         $  (525,000)      $   360,000
                                                                                   ===========       ===========

      Assets:
        Assets for operating segments.....................................         $15,887,000       $14,389,000
      Corporate cash and cash equivalents.................................           1,400,000         3,148,000
        Income tax receivable.............................................             618,000
        Other unallocated amounts.........................................              59,000            61,000
                                                                                   -----------       -----------
          Total consolidated assets.......................................         $17,964,000       $17,598,000
                                                                                   ===========       ===========

      Properties and equipment:
        Additions:
          Operating segments..............................................         $   384,000       $ 3,030,000
          Unallocated corporate additions.................................              10,000             3,000
                                                                                   -----------       -----------
              Total consolidated additions................................         $   394,000       $ 3,033,000
                                                                                   ===========       ===========
        Deletion, operating segment and
          total consolidated deletion.....................................         $  (625,000)      $    -0-
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

Certain of the long-term land leases, including the outdoor advertising locations, provide for scheduled rent increases over their terms. In accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 13 (Accounting for Leases) and certain of its interpretations, the Company recognizes the rental income on the straight-line basis over the term of each lease; however, the Company does not report as income that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties. At September 30, 2001, the cumulative amount not reported as income is $13,373,000.

The petroleum storage facilities (the Petroleum Facilities) segment consists of the operating of the Petroleum Facilities in East Providence under a five-year agreement at a fixed monthly rate for a petroleum distribution company which stores and distributes petroleum products. The Agreement includes options to extend on an annual basis and additional payments based upon throughput.

The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the asset constructed on the Company's land, whereas the Company is responsible for the operating and maintenance expenditures, as well as capital improvements at the Petroleum Facilities.

The Company is in litigation with the National Railroad Passenger Corporation (Amtrak) concerning various trespasses by Amtrak. In 1999, Amtrak condemned a three-year temporary easement of all the air rights owned by the Company on Parcel 6 in the Capital Center retroactive to August 1998, and the Company received $335,000. In 1999, Amtrak also condemned a permanent easement within a portion of the parking garage on Parcel 7A in the Capital Center upon which Amtrak had placed improvements, and the Company received $60,000. In May 2001, Amtrak permanently condemned the air rights and took a portion of Parcel 6 by condemnation for which the Company received $925,000. The Company has challenged in Court the adequacy of the condemnation amounts received. All of the Company's disputes with Amtrak have been consolidated for trial. The Company expects the matter to be heard in 2002.

In accordance with Rhode Island law, the City of Providence has completed a city-wide revaluation of all real property for property tax assessment purposes. In March 2001, the Company received revaluation notices for each of its properties which set forth the proposed assessed values of its properties as of December 31, 2000. The proposed assessed values of the properties (other than those properties for which the tenants are responsible for tax payments) totaled $64,300,000 as compared with the prior assessed values which total $24,400,000. In management's opinion, the proposed assessed values of certain of its properties are significantly in excess of their market values as of December 31, 2000. After a meeting between representatives of the Company and the revaluation firm retained by the City, the Company received notices indicating that the proposed assessed values had been reduced to $53,341,000. In August 2001, the Company received the real property tax bills from the City of Providence, totaling $1,845,000. Of this amount, $82,000 represents the annual tax on the portion of Parcel 6 condemned by Amtrak in May 2001, and the Company has paid to the City its share of such tax on this Parcel ($29,000) to the date of condemnation. In accordance with statutory requirements, after the first installment of $461,000 was paid in August 2001, the Company filed appeals with the City contesting the assessed values with respect to most of its properties. If successful, the appeals will reduce the Company's annual tax expense to approximately $1,200,000. The Company anticipates that such appeals will be heard in a timely manner but is unable to determine to what extent, if any, the taxes may be reduced. It is the Company's present intention to pay future installments when due pending the outcome of the appeals. The Company is recording its tax expense in accordance with the bills received.

The Company has entered into three long-term land leases which will not commence until construction begins. Under one of these land leases, the Company expects to receive a payment of approximately $290,000 during the fourth quarter of 2001, representing a one-time pre-construction obligation of the tenant. Under each of these three leases, upon commencement the tenants will be responsible for the payment of the real property taxes on the parcels, which taxes total approximately $400,000 of the Company's billed annual tax expense from the City of Providence. The dates of the commencement of these leases are subject to a number of contingencies and, therefore, such dates cannot be determined at this time.

In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to the appropriate environmental agency (the Agency). During 2000, the tank was dismantled and removed. The Company presented a plan to the Agency whereby the Company will monitor the groundwater until the summer of 2002. The Agency has indicated that it will formally approve the final plan as recently submitted by the Company. Testing of the groundwater to date has not indicated that there is any large pooling of contaminants. Although the Company has not yet received final approval of its plan from the Agency, it is the opinion of management that the Company will not incur significant costs in implementing the plan.

The Company manages its exposure to contamination, cleanup or similar costs associated with the Petroleum Facilities through its adherence to established procedures for operations and equipment maintenance. In addition, the Company maintains what it believes to be adequate levels of insurance.

The Company paid dividends of $.09 and $.59 (including a special dividend of $.50) per share in the nine months ended September 30, 2001 and 2000, respectively, on the Company's outstanding common stock. The special dividend represented a portion of the interest paid by the State of Rhode Island in connection with a condemnation award after deducting therefrom the expenses and income taxes related thereto. On October 30, 2001, the Company declared a quarterly dividend of $.03 per share ($90,000) payable in November 2001. The declaration of future dividends and the amount thereof will depend on the Company's future earnings, financial condition and other relevant factors.

The condemnation proceeds received in 1999 qualified for deferred reinvestment for income tax reporting purposes, whereby the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. The Company's acquisition of real estate and certain of the enhancements at the Petroleum Facilities constructed during 2000 constituted qualifying acquisitions. The Company amended its 1999 income tax returns to claim a refund of the income taxes originally paid for 1999. The Company reported for income tax reporting purposes a loss for 2000 which it carried back to 1999. The Company has received all these tax refunds.

The Company expects to report a loss for income tax reporting purposes for 2001 in an amount greater than its expected financial statement loss due principally to accelerated tax depreciation expense and the ability to exclude the condemnation gain and elect deferred reinvestment. The 2001 tax loss will be carried back to 1999. As a result, the Company expects to receive a refund of federal income taxes totaling $618,000 through September 30, 2001. The Company will not receive a refund until it files its 2001 income tax returns.

The aftermath of the September 11, 2001 terrorist attack has had no material impact on the Company's business to date. The Company believes its security policies and procedures at the Petroleum Facilities are appropriate and does not anticipate making any material changes or incurring additional costs in connection therewith.

In management's opinion, the Company should be able to generate adequate amounts of cash to meet substantially all of its expenditures. The Company has no existing debt arrangements; however, management is of the opinion that a line of credit or other arrangement could be readily obtained, if needed, since the Company has significant unencumbered assets that could be pledged as collateral.

RESULTS OF OPERATIONS:

Exclusive of the gain on permanent condemnation of $300,000, for the three and nine months ended September 30, 2001, total income increased 13% from the 2000 level.

For the three months ended September 30, 2001, leasing revenue increased 7% from the 2000 level due to increased rentals from short-term leases. For the nine months ended September 30, 2001, leasing revenue increased 6%, from the 2000 level due to the recognition of the remaining deferred condemnation proceeds and increased rentals from short-term leases. For the three and nine months ended September 30, 2001, expenses applicable to leasing increased 40% and 57% from the 2000 level due principally to the City of Providence property tax increase offset, in part, by lower professional fees.

For the three and nine months ended September 30, 2001, revenue from petroleum storage facilities increased 52% from the 2000 level principally resulting from an increase in the minimum monthly fee resulting from new tanks that were placed in service in the fourth quarter of 2000 and higher contingent revenues based upon throughput. Expenses applicable to petroleum storage facilities increased 132% and 118% from the 2000 level principally due to depreciation expense in connection with the construction of tanks, a truck rack and related enhancements in 2000, scheduled repair and maintenance expenses, and professional fees associated with litigation related to the Pier. For the three and nine months ended September 30, 2001, the professional fees totaled $203,000 and $527,000, respectively. The litigation is ongoing and management cannot determine the amount of additional professional fees it will incur.

The decrease in interest income from the 2000 level results from a lower level of temporary cash investments.

For the three and nine months ended September 30, 2001, general and administrative expenses increased 27% and 11% from the 2000 level principally due to higher professional fees in connection with the planning and implementation of the Company's decision to position itself to qualify as a Real Estate Investment Trust (REIT). The Company has not decided to make an election to be taxed as a REIT and, depending on future circumstances, it may never do so.

For the three and nine months ended September 30, 2001, income tax expense (benefit) does not bear the customary relationship to pretax income. For federal income tax reporting purposes, the Company can carry back its 2001 loss to 1999. For state income tax reporting purposes, losses cannot be carried back and cannot be carried forward if such losses are carried back for federal income tax reporting purposes. Accordingly, state income tax expense is a component of the deferred tax provision but not a component of the current tax benefit.

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

   (10)  Material contracts:

        (a) Leases between Metropark, Ltd., and Issuer:

             (i)    Dated as of January 1, 2001 (incorporated by reference to
                    Exhibit 10(a)(i) to the Issuer's quarterly report on Form 10-QSB for the quarter ended March 31, 2001.

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

(b) For the quarter ended September 30, 2001, no reports on Form 8-K were filed.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CAPITAL PROPERTIES, INC.


                                     By /s/ Ronald p. Chrzanowski
                                       ---------------------------------------
                                       Ronald P. Chrzanowski
                                       President



                                     By /s/ Barbara J. Dreyer
                                       -------------------------------------
                                       Barbara J. Dreyer
                                       Treasurer and Principal Financial Officer


DATED:  November 2, 2001