Form 10KSB40
period 2001-12-31
CAPITAL PROPERTIES INC /RI/
filed 2002-03-25
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

  X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
------    SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended DECEMBER 31, 2001
                                       OR
          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
------    SECURITIES EXCHANGE ACT OF 1934
          For the transition period from               to
                                         -------------    -----------------

Commission File Number  0-9380


                            CAPITAL PROPERTIES, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         RHODE ISLAND                                         05-0386287
-------------------------------                      ---------------------------
(State or other jurisdiction of                      IRS Employer Identification
incorporation or organization)                       No.

100 DEXTER ROAD, EAST PROVIDENCE, RHODE ISLAND                    02914
----------------------------------------------               ---------------
   (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number    (401) 435-7171
                          --------------------

Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of each exchange
              Title of each class                       on which registered
     -----------------------------------             ---------------------------
     Class A Common Stock-$.01 par value              American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

                                      NONE
                       ----------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]


For the year ended December 31, 2001, the Issuer's revenues totaled $4,811,000.

As of March 1, 2002, the aggregate market value of the voting stock held by non-affiliates of the Issuer was $11,315,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Issuer's common stock (without conceding that such persons are "affiliates" of the Issuer for purposes of federal securities law.) The Issuer has no outstanding non-voting common equity.

As of March 1, 2002, the Issuer had 3,000,000 shares of Class A Common Stock and 299,956 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the proxy statement for the 2002 annual meeting of shareholders are incorporated by reference into Part III. Portions of the annual report to shareholders of Capital Properties, Inc. for the year ended December 31, 2002 are incorporated by reference into Parts I, II, and III.

Transitional Small Business Disclosure Format. Yes       No  X
                                                  -----    -----

                                     PART I

ITEM 1.  -  DESCRIPTION OF BUSINESS

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

The Issuer owns all of the outstanding capital stock in the following companies:

     - Tri-State Displays, Inc., (through which the Issuer leases land for billboards along interstate and primary highways for outdoor advertising purposes);

     - Capital Terminal Company which was incorporated in 1996 (through which the Issuer operates its petroleum storage facilities). (See "Petroleum Storage Facilities" in Item 2 below.); and

     - Dunellen, LLC which was incorporated in 2000 (through which the Issuer owns the petroleum storage facilities in East Providence, Rhode Island).

References hereinafter to the "Issuer" are, unless the context indicates otherwise, collectively to the Issuer and its wholly-owned subsidiaries and its predecessors.

MISCELLANEOUS

For information relating to the Issuer's dependence on one or a few major customers, see Note 11 of Notes to Consolidated Financial Statements in the Issuer's 2001 Annual Report to shareholders attached hereto as Exhibit 13 (hereinafter referred to as the "2001 Annual Report"), which Note is incorporated herein by reference.

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

On December 31, 2001, the Issuer employed a total of 10 full-time employees and 1 part-time employee.

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

DESCRIPTION OF REAL ESTATE AND OPERATING DATA

All of the properties described below (except the petroleum storage facilities) are shown on a map on page 7 of the Issuer's 2001 Annual Report, which map is incorporated herein by reference.

All the properties described below are owned in fee by the Issuer. There are no mortgages, liens or other encumbrances on such properties, except for Parcel 22.

In the opinion of management, all of the properties described below are adequately covered by insurance. Insurance is also required of all tenants, with the Issuer being named as an additional insured.

PETROLEUM STORAGE FACILITIES - The Issuer holds title to approximately 10 acres of land fronting on the Seekonk River in East Providence, Rhode Island which are shown on a map on page 6 of the Issuer's 2001 Annual Report, which map is incorporated herein by reference. The property is used and operated primarily as a petroleum storage facility (Petroleum Facilities).

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

In 1996, the Issuer resumed possession of the Facilities. In 1998, the Issuer entered into a short-term arrangement with Global Companies, L.L.C. under which the Issuer operates the entire Facilities for Global. In 1999, the Issuer entered into an agreement with Global extending the arrangement for an additional three years plus options to extend on an annual basis. In 2000, the arrangement was extended another year to April 30, 2004.

The following schedule sets forth certain information on the federal tax basis of that portion of the petroleum terminal property which is depreciated:

                                 Land
                             Improvements    Buildings         Tanks           Equipment
                             ------------    ---------      ----------       ------------
Federal Tax Basis (cost)      $976,883       $273,051       $4,406,915       $2,586,696
Rate per year                     6.67%          2.56%              20%              20%
Method                             150%DB         S/L              200%DB       200%DB
Life (Years)                        15             39                5                5

The 2001 real estate taxes are $62,955 for the petroleum storage facilities and $36,647 for the Wilkesbarre Pier at a $23.66 per thousand dollars of assessed valuation tax rate.

The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct three additional 152,000 barrel tanks; however, the Issuer has no present plans to construct any new tanks.

PROPERTIES UNDER LONG-TERM LEASES - The Issuer owns approximately 18 acres of land within the Capital Center Project area in downtown Providence, Rhode Island. (The land underlying the Parking Garage described below is also included in this acreage.) See the map on page 7 of the Issuer's 2001 Annual Report, which map is incorporated herein by reference.

At December 31, 2001, land leases for three separate land parcels within this area have commenced with remaining terms of up to 141years. These leases have scheduled rent increases over their terms. For further information on the development of these parcels by the tenants, reference is made to the President's Report at pages 2 and 3 in the Issuer's 2001 Annual Report, which pages are incorporated herein by reference.

The Issuer had entered into three additional land leases as follows:

     - In December 1998, the Issuer entered into a lease for 149 years. In November 2001, this lease was terminated and a new lease was entered into with a successor developer under which the developer proposes to construct a building containing 200,000 square feet of office space, 67,000 square feet of retail space and a parking garage containing a minimum of 250 public parking spaces.

     - In August 2000, the Issuer entered into a lease for 97 years under which the developer proposes to construct a 250-300 room luxury hotel, a building containing 75-90 condominium units, a building containing 225 apartments and a parking garage containing 550 public parking spaces.

     - In December 2000, the Issuer entered into a lease for 250 years under which the developer proposed to construct an apartment tower and a parking garage on two parcels. The Company also entered into an option agreement with the same developer for the future development of two adjacent parcels. At this time, the developer is redesigning and expanding its initial project to include all four parcels which will include a parking garage with 600 public parking spaces, a 200-room hotel and residential.

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

PROPERTIES UNDER SHORT-TERM LEASES:

PARKING GARAGE - The Issuer owns a 330-car parking garage adjacent to a rail passenger station in downtown Providence, Rhode Island, together with the underlying land (the Parking Garage), which is leased under a short-term cancelable lease to a firm experienced in parking operations. The annual rent is $138,600 ($.91 per square foot). The federal tax cost basis of the Parking Garage (exclusive of the underlying land) is $2,500,000, which is being depreciated on the straight-line method at the rate of 2.5% per year over a 40-year life. The 2001 real estate taxes are $105,691 on the Parking Garage and $81,757 on the underlying land at a $34.07 per thousand dollars of assessed valuation tax rate. (For a discussion of the litigation currently pending with the Federal Railroad Administration concerning the parking rates in the garage, reference is made to Note 10 to Consolidated Financial Statements in the Issuer's 2001 Annual Report, which note is incorporated herein by reference.)

Parcels 3E, 3W, 4E, 4W and 6 in the Capital Center Project area and Parcels 21 and 22 immediately adjacent to this area are leased for surface parking purposes to the same firm that leases the Parking Garage described above. The short-term leases on Parcels 3E, 4E, 3W and 4W will terminate when construction of one of the above-described projects commences. The Issuer continues to seek a developer for the remaining parcel. These leases can be terminated on short notice should suitable development opportunities arise or when construction on a parcel commences as described above.

ITEM 3.  LEGAL PROCEEDINGS

PETITION FOR ASSESSMENT OF DAMAGES - For a discussion of the litigation currently pending with the City of Providence, reference is made to Notes 6 and 7 of Notes to Consolidated Financial Statements in the Issuer's 2001 Annual Report, which notes are incorporated herein by reference.

For a discussion of the litigation with the National Railroad Passenger Corporation (Amtrak) currently pending, reference is made to Note 8 of Notes to Consolidated Financial Statements in the Issuer's 2001 Annual Report, which note is incorporated herein by reference.

For a discussion of the litigation currently pending with the Federal Railroad Administration, reference is made to Note 9 of Notes to Consolidated Financial Statements in the Issuer's 2001 Annual Report, which note is incorporated herein by reference.

For a discussion of the litigation with an Oil Company currently pending, reference is made to Note 4 of Notes to Consolidated Financial Statements in the Issuer's 2001 Annual Report, which note is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See page 32 of the Issuer's 2001 Annual Report, which page is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

See pages 8 through 12 of the Issuer's 2001 Annual Report, which pages are incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of the Issuer and its subsidiaries, set forth at pages 13 through 29 of the Issuer's 2001 Annual Report, are incorporated herein by reference:

     Consolidated balance sheet--December 31, 2001

     Consolidated statements of income (loss) and retained earnings--years ended December 31, 2001 and 2000

     Consolidated statements of cash flows--years ended December 31, 2001 and
     2000

     Notes to consolidated financial statements--years ended December 31, 2001 and 2000


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
ISSUER

For information with respect to the directors and control persons of the Issuer, see Pages 2, 3 and 4 of the Issuer's definitive proxy statement for the 2002 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Issuer:

                                                       Date of First
Name                      Age      Office Held        Election to Office
----                      ---      -----------        ------------------

Robert H. Eder            69        Chairman                 1995
Ronald P. Chrzanowski     59        President                1997
Barbara J. Dreyer         63        Treasurer                1997
Stephen J. Carlotti       59        Secretary                1998

All officers hold their respective offices until their successors are duly elected and qualified. Mr. Chrzanowski served as Vice President of the Issuer from November 12, 1997 to December 31, 1997, and as President since that date. Ms. Dreyer served as President and Treasurer of the Issuer from 1995 to 1997 and as Treasurer since that date.

ITEM 10. EXECUTIVE COMPENSATION

See page 3 of the Issuer's definitive proxy statement for the 2002 annual meeting of its shareholders, which page is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See page 4 of the Issuer's definitive proxy statement for the 2002 annual meeting of its shareholders, which page is incorporated herein by reference.


                                      III-1

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index of Exhibits:

       (3)(a)  Amended Articles of Incorporation (incorporated by reference to
               Exhibit 3.1 to the Issuer's report on Form 8-K filed December 10, 2001.)

          (b) Restated articles of incorporation (incorporated by reference to Exhibit 3 to the Issuer's report on Form 8A dated June 6, 1997).

          (c) By-laws, as amended (incorporated by reference to Exhibit 3(b) to the Issuer's quarterly report on Form 10-QSB for the quarter ended September 30, 1999).

     (10) Material contracts:

          (a)  Leases between Metropark, Ltd., and Issuer:

               (i)   Dated December 12, 2001; see page III-3;

               (ii)  Dated December 12, 2001; see page III-4;

               (iii) Dated December 12, 2001; see page III-5

               (iv)  Dated December 12, 2001; see page III-6; and

               (v)   Dated December 12, 2001; see page III-7

     (13) Annual report to shareholders for the year ended December 31, 2001; see page III-8.

     (21) Subsidiaries of the Issuer; see page III-9.

     (22) (a) Plan of the Issuer's petroleum storage facilities in East Providence, Rhode Island (incorporated by reference to page 6 of the Issuer's annual report to shareholders for the year ended December 31, 2001), filed as Exhibit 13 hereto.

          (b) Plan of the Issuer's parcels in Downtown Providence (incorporated by reference to page 7 of the Issuer's annual report to shareholders for the year ended December 31, 2001), filed as
               Exhibit 13 hereto.

(b) A report on Form 8-K was filed on December 10, 2001 announcing the filing of Articles of Amendment to the Articles of Incorporation with the Secretary of State of the State of Rhode Island effective December 6, 2001.


                                      III-2

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPITAL PROPERTIES, INC.


                                       By /s/ Ronald P. Chrzanowski
                                          -------------------------------------
                                          Ronald P. Chrzanowski
                                          President and Principal
                                          Executive Officer

Dated: March 18, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature
---------

/s/ Robert H. Eder                                             March 19, 2002
---------------------------------------
Robert H. Eder
Chairman and Director


/s/ Ronald P. Chrzanowski                                      March 18, 2002
---------------------------------------
Ronald P. Chrzanowski
President and Director
(Principal Executive Officer)


/s/ Barbara J. Dreyer                                          March 18, 2002
---------------------------------------
Barbara J. Dreyer
Treasurer, Principal Financial Officer
and Principal Accounting Officer


/s/ Harris N. Rosen                                            March 21, 2002
---------------------------------------
Harris N. Rosen, Director