Form 10QSB
period 2002-03-31
CAPITAL PROPERTIES INC /RI/
filed 2002-05-02
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-----       SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2002
                                           --------------

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-----       SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to
                                           --------    --------

Commission File Number  0-9380
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

As of April 26, 2002, the Issuer had 3,000,000 shares of Class A Common Stock and 299,956 shares of Class B Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                               ---     ---

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2002
(UNAUDITED)


ASSETS

Properties and equipment (net of accumulated depreciation) ......... $14,973,000
Cash and cash equivalents ..........................................     898,000
Receivables:
   Income taxes ....................................................   1,231,000
   Other ...........................................................     239,000
Accrued rental income ..............................................     446,000
Prepaid and other ..................................................     148,000
                                                                     -----------
                                                                     $17,935,000
                                                                     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes ................................................ $   917,000
     Other .........................................................     427,000
   Deferred income taxes, net ......................................   3,451,000
                                                                     -----------
                                                                       4,795,000
                                                                     -----------
Shareholders' equity (Note 6):
   Class A common stock, $.01 par; authorized 6,000,000 shares;
     issued and outstanding 3,000,000 shares .......................      30,000
   Class B common stock, $.01 par; authorized 300,000 shares;
     issued and outstanding 299,956 shares .........................       3,000
   Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding
   Capital in excess of par ........................................  11,795,000
   Retained earnings ...............................................   1,312,000
                                                                     -----------
                                                                      13,140,000
                                                                     -----------
                                                                     $17,935,000
                                                                     ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)


                                                      2002            2001
                                                   -----------     ----------
Income:
   Revenues:
    Leasing, including temporary condemnation
      of $28,000 in 2001 ......................... $   631,000     $  584,000
    Petroleum storage facilities .................     507,000        561,000
                                                   -----------     ----------
                                                     1,138,000      1,145,000
   Interest ......................................       2,000         16,000
                                                   -----------     ----------
                                                     1,140,000      1,161,000
                                                   -----------     ----------
Expenses:
   Expenses applicable to:
     Leasing .....................................     571,000        266,000
     Petroleum storage facilities ................     383,000        526,000
   General and administrative ....................     259,000        257,000
                                                   -----------     ----------
                                                     1,213,000      1,049,000
                                                   -----------     ----------

Income (loss) before income taxes ................     (73,000)       112,000

Income tax expense (benefit) .....................      (3,000)        56,000
                                                   -----------     ----------

Net income (loss) ................................ $   (70,000)    $   56,000
                                                   ===========     ==========

Basic earnings (loss) per common share (Note 6) .. $      (.02)    $      .02
                                                   ===========     ==========

Dividends on common stock ........................ $       .03     $      .03
                                                   ===========     ==========


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

                                                              2002            2001
                                                           -----------     -----------
Cash flows from operating activities:
   Net income (loss) ..................................... $   (70,000)    $    56,000
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Condemnation proceeds, temporary ...................                     (28,000)
      Depreciation .......................................     105,000         108,000
      Deferred income taxes ..............................     613,000         130,000
Other, principally net changes in receivables,
        prepaids, accounts payable, income taxes
        and accrued expenses .............................    (797,000)        102,000
                                                           -----------     -----------
   Net cash provided by (used in) operating activities ...    (149,000)        368,000
                                                           -----------     -----------

Cash used in investing activities, purchase
   of properties and equipment ...........................     (21,000)     (1,164,000)
                                                           -----------     -----------


Cash used in financing activities, payment of dividends ..     (99,000)        (90,000)
                                                           -----------     -----------

Decrease in cash and cash equivalents ....................    (269,000)       (886,000)
Cash and cash equivalents, beginning .....................   1,167,000       1,609,000
                                                           -----------     -----------
Cash and cash equivalents, ending ........................ $   898,000     $   723,000
                                                           ===========     ===========

Supplemental disclosures, cash paid for income taxes ..... $     9,000     $     9,000
                                                           ===========     ===========

See notes to consolidated financial statements.

     CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     THREE MONTHS ENDED MARCH 31, 2002 AND 2001
     (Unaudited)


1.   Basis of presentation:

     The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

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

3.   Properties and equipment:

       Properties on lease or held for lease:
         Land and land improvements........................      $ 3,740,000
         Parking garage......................................      2,500,000
                                                                 -----------
                                                                   6,240,000
                                                                 -----------
       Petroleum storage facilities:
          Land and land improvements.........................      5,106,000
          Buildings and structures...........................        331,000
          Tanks and equipment................................      8,826,000
                                                                 -----------
                                                                  14,263,000
                                                                 -----------

       Office equipment......................................         94,000
                                                                 -----------
                                                                  20,597,000
                                                                 -----------
       Less accumulated depreciation:
          Properties on lease or held for lease..............        881,000
          Petroleum storage facilities.......................      4,671,000
          Office equipment...................................         72,000
                                                                 -----------
                                                                   5,624,000
                                                                 -----------
                                                                 $14,973,000
                                                                 ===========


     In April 2002, the Company entered into a contract totaling $160,000 for the initial painting of the petroleum storage tanks erected in 2000; the painting will be completed in the second quarter of 2002.

4.   Description of leasing arrangements:

     At March 31, 2002, the Company had entered into six long-term land leases covering seven land parcels; of these leases, three will not commence until construction begins.

     The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 24 years and for public parking purposes under short-term cancellable leases.

     For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $14,211,000 through March 31, 2002. Management has concluded that a portion of the excess of straight-line over contractual rentals ($446,000 at March 31, 2002) is realizable when payable over the terms of the leases.

5.   Petroleum storage facilities:

     Current operations:

     The Company and a petroleum distribution company (Petroleum Company) entered into an agreement which will expire April 30, 2004, unless both parties agree to extend, whereby the Company operates the entire petroleum storage facilities (Petroleum Facilities) for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements. The agreement further provides for annual fee increases of 4.5%. After the scheduled increase on May 1, 2001, the present monthly fee is $113,000.

     The agreement also provides that the Company will receive an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in an agreement year (contingent revenue). For the agreement year ended April 30, 2001, throughput exceeded 2,000,000 barrels in December 2000. For the agreement year ending April 30, 2002, throughput exceeded 2,000,000 barrels in January 2002. For the three months ended March 31, 2002 and 2001, the Company earned contingent revenues of $106,000 and $172,000, respectively.

     Wilkesbarre Pier:

     Wilkesbarre Pier (the Pier) is a deep-water pier in East Providence, Rhode Island, now owned by the Company, which is integral to the operation of the Petroleum Facilities. The Pier and the Petroleum Facilities are connected by two petroleum pipelines. In 1995, the Company and Providence and Worcester Railroad Company (Railroad) (the then owner of the Pier) entered into an agreement which, among other provisions, gave the Company the right to acquire the Pier for $1. The Company and Railroad have a common controlling shareholder.

     Effective January 1, 1998, Railroad and a company which uses the Pier to off-load primarily gasoline from ships to its terminal (Oil Company) entered into an agreement (the Agreement) whereby Oil Company agreed to pay annual fees for five years (1998, $185,000; 1999 and 2000, $285,000; and
     2001 and 2002, $185,000). Under the terms of the Agreement, the owner of the Pier is not required to make any repairs to the Pier.

     In January 1998, the Company exercised its right and acquired the Pier, and Railroad assigned its rights under the Agreement to the Company.

     In May 2000, the Fire Department of the City of East Providence (Fire Department) notified the Company, Oil Company and another company related to Oil Company (Other Company) that there was a lack of adequate fire protection at the Pier and required them to install certain equipment and facilities. The Company demanded that Other Company take steps to commence and complete the performance of all work and to supply all material required to satisfy the Fire Department. Through March 31, 2002, the Company has expended $197,000 to satisfy some of the requirements, which amount is recorded in receivables, other on the accompanying consolidated balance sheet.

     In August 2000, Oil Company and Other Company filed a lawsuit in the United States District Court for the District of Rhode Island claiming fraud and misrepresentation on the part of Railroad and sought rescission of the Agreement and other agreements. The Company has filed counterclaims against Other Company, including one for damages based on Other Company's failure to comply with the order and direction of the Fire Department as well as the failure of Other Company to comply with certain other agreements. Oil Company and Other Company amended their complaint in June 2001 to include additional claims. Discovery in this litigation has closed. The Company moved to dismiss all the fraud claims. The motions have not been scheduled for hearing, but the Company anticipates the matters will be heard during 2002.

     In December 2001, the Company notified Oil Company that it was terminating the Agreement on December 31, 2002. However, the Company has indicated to Oil Company that it is willing to enter into a new agreement for Oil Company's use of the Pier under more favorable terms to the Company.

     For the three months ended March 31, 2002 and 2001, the Company has incurred legal fees in connection with this litigation totaling $34,000 and $115,000, respectively, which amounts are included in expenses, petroleum storage facilities on the accompanying statements of income (loss) for the three months ended March 31, 2002 and 2001.

     Environmental incident:

     On March 22, 2002, during a testing of a monitoring well at the Petroleum Facilities, the Company's consultant sampled a groundwater monitoring well on the southeast corner of the Petroleum Facilities' property and discovered floating free phase product. Preliminary laboratory analysis indicates that the product is gasoline which appears to be coming from a neighboring upgradient source. Gasoline is not a product the Company stores at its Facilities. The Company immediately commenced an environmental investigation and analysis of the contamination to confirm its source and has notified both its insurance company and the appropriate authority. The Company intends to take the necessary steps to ensure that the responsible party addresses this contamination. Costs to date in connection with the investigation have not been significant. The Company is presently unable to determine the costs to correct the situation as well as the responsible party for such costs. This situation does not affect current operations at the Petroleum Facilities.

6.   Shareholders' equity:

     In December 2001, the Company amended its Articles of Incorporation to create three classes of $.01 par value stock--Class A Common Stock, Class B Common Stock, and Excess Stock. The Company converted the then outstanding 3,000,000 shares of $1.00 par value common shares into 3,000,000 shares of Class A Common Stock. In addition, the Company issued (in the form of a stock dividend) 299,956 shares of Class B Common Stock

     (one share for each ten shares of Class A Common Stock held). No fractional Class B shares were issued.

     The holders of the Class A and Class B Common Stock presently vote together as a single class on all matters required to be submitted to the shareholders for approval and share equally in dividends declared by the Company. The Class A Common Stock is listed on the American Stock Exchange. The Class B Common Stock is not listed on any national or regional stock exchange or on the National Association of Securities Dealers Automated Quotation National Market System.

     The Company accounted for the recapitalization by transferring the net amount of $2,967,000 from common stock to capital in excess of par.

     Dividends on common stock and basic earnings per share on the accompanying consolidated statement of income for the three months ended March 31, 2001 have been restated to give effect to the additional shares outstanding.

7.   Claim against City of Providence for attorneys fees:

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

     After prevailing on the merits, the Company made claim against the City for attorneys fees.

     In July 2000, the City filed a motion to vacate the Superior Court and Supreme Court judgments entered in favor of the Company. In October 2000, the Superior Court denied the motion to vacate and awarded the Company attorneys fees of $258,000. The City has filed an appeal in the Supreme Court. The Court has not yet scheduled this matter for hearing. Pending the ultimate resolution of the matter, the Company is not reporting the award as income in the accompanying consolidated financial statements.

8.   City of Providence property taxes:

     After receiving tax bills from the City of Providence for the years 1995 through 1999 and making the necessary tax payments, the Company filed appeals with the City contesting the assessed values with respect to certain of its properties.

     In accordance with Rhode Island law, the City of Providence completed a city-wide revaluation of all real property for property tax assessment purposes. In March 2001, the Company received revaluation notices for each of its properties which set forth the proposed assessed values of its properties as of December 31, 2000. The proposed assessed values of the properties (other than those properties for which the tenants are responsible for tax payments) totaled $64,300,000 as compared with the prior assessed values which totaled $24,400,000. In management's opinion, the proposed assessed values of its properties are significantly in excess of their market values as of December 31, 2000. After a meeting between representatives of the Company and the revaluation firm retained by the City, the Company received notices indicating that the proposed assessed values had been reduced to $53,341,000.

     In August 2001, the Company received real property tax bills from the City of Providence totaling $1,845,000. Of this amount, $82,000 represented the annual tax on the property condemned by Amtrak in May 2001 (see Note 9), and the Company paid to the City its share of such tax on this condemned property ($29,000) to the date of condemnation.

     In accordance with statutory requirements, after the first tax installment of $461,000 was paid in August 2001, the Company filed appeals with the City contesting the assessed values with respect to most of its properties. If successful, the appeals will reduce the Company's annual tax expense to approximately $1,200,000.

     The Providence Board of Tax Assessment Review (the Board) failed to hear any of the Company's appeals until it was directed to do so by the Superior Court in February 2002. The hearing was held on March 1, 2002. On March 5, 2002, the Board denied all of the Company's appeals for the years 1995 through 1999 and 2001. The Company has appealed the decision of the Board to the Superior Court.

     The Company is unable to determine to what extent, if any, the taxes may be reduced. The Company is recording and paying its property tax expense in accordance with the bills received.

9.   Dispute with Amtrak:

     The Company is in litigation with the National Railroad Passenger Corporation (Amtrak) concerning various trespasses by Amtrak. During the 1980's, the Company, State, City and Amtrak each conveyed parcels of land in Capital Center so that each party had the land it needed for its designated functions within Capital Center. As part of this arrangement, the Company was conveyed approximately 1.9 acres of air rights over Amtrak's Northeast Corridor, which rights began 19.3 feet above the top of rail. Following that conveyance, the railroad station and the Company's adjacent parking garage were constructed and partially financed by the Federal Railroad Administration (FRA).

     Many of the facilities needed to service the railroad station were built within the confines of the Company's parking garage parcel. Over the years, the Company did not charge Amtrak for this intrusion on its property; and over the years Amtrak assumed the cost of electricity provided to the parking garage. In 1997, Amtrak unilaterally refused to pay for the electricity, and the Company brought suit in the United States District Court for the District of Rhode Island (U. S. District Court) seeking an order requiring Amtrak to remove its facilities from the parking garage parcel.

     In the fall of 1998, as part of Amtrak's electrification of the Northeast Corridor, Amtrak erected towers and a signal bridge within the air rights (the tops of which vary in height between 27 and 42 feet above the top of rail). The Company amended its complaint against Amtrak to include the air rights trespasses.

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

     In May 2001, Amtrak permanently condemned the air rights and a parcel of land adjacent to the air rights (with a carrying value of $625,000) for which the Company received from Amtrak $925,000, the amount estimated by Amtrak to be just compensation for the air rights and property taken.

     The Company believes that all the condemnation amounts paid by Amtrak are inadequate and is seeking additional compensation. In June 2001, the U. S. District Court included this condemnation suit in the consolidated case. The Company expects the matter to be heard in 2002.

10.  Income taxes:

     The permanent condemnation proceeds received in 1999 qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. In February 2002, the Company affected a qualifying purchase which permitted it to amend its 1999 federal and state income tax returns to claim refunds totaling $568,000 with respect to condemnation proceeds previously taxed.

     Under present Rhode Island law, income tax losses cannot be carried back, and state tax loss carryforwards are limited to the amount of the federal tax loss carryforward. As of March 31, 2002, the Company does not have any federal or state loss carryforwards.

     For income tax reporting purposes, the Company reported a loss for the year ended December 31, 2001. In April 2002, the Company filed a carryback claim which will result in a refund of federal income taxes previously paid for years 1996 through 1999 in the amount of $607,000.

     The Company has remaining $415,000 of federal income taxes paid for 1999 against which the Company can carryback future losses. For income tax reporting purposes, the Company expects to report a loss for the year ending December 31, 2002. Accordingly, the Company has recorded a federal income tax receivable of $56,000 for the three months ended March 31, 2002.

     Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at March 31, 2002 were as follows:

      Gross deferred tax liabilities:
           Property having a financial statement basis
              in excess of its tax basis................... $3,315,000
           Accrued rental income...........................    178,000
                                                            ----------
                                                             3,493,000
         Gross deferred tax assets.........................    (42,000)
                                                            ----------
                                                            $3,451,000
                                                            ==========

11.  Operating segment disclosures:

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

     The Petroleum Storage Facilities segment consists of the operating of the Petroleum Facilities in East Providence under a five-year agreement at a fixed monthly rate for the Petroleum Company which stores and distributes petroleum products. The Agreement includes provisions to extend and additional payments based upon throughput.

     The principal difference between the two segments relates to the nature of the operations. The tenants in the Leasing segment incur substantially all of the development and operating costs of the asset constructed on the Company's land, whereas the Company is responsible for the operating and maintenance expenditures as well as capital improvements at the Petroleum Facilities.

     The Company makes decisions relative to the allocation of resources and evaluates performance based on income (loss) before income taxes, excluding interest and permanent condemnations and certain corporate expenses.

     There are no inter-segment revenues. The Company did not incur interest expense during the three months ended March 31, 2002 and 2001.

     The following financial information is used for making operating decisions and assessing performance of the Company's segments:

                                                                           Petroleum
                                                                            Storage
                                                       Leasing            Facilities             Total
                                                     -----------         ------------         -----------
Three months ended March 31, 2002:
Revenues:
   Contractual ....................................  $   639,000         $    401,000         $ 1,040,000
   Contingent .....................................        2,000              106,000             108,000
   Noncash, excess of contractual over
     straight-line rentals ........................      (10,000)                                 (10,000)
                                                     -----------         ------------         -----------
                                                     $   631,000         $    507,000         $ 1,138,000
                                                     ===========         ============         ===========

Property tax expense ..............................  $   450,000         $     26,000         $   476,000
                                                     ===========         ============         ===========

Depreciation ......................................  $    16,000         $     86,000         $   102,000
                                                     ===========         ============         ===========

Income before income taxes ........................  $    60,000         $    124,000         $   184,000
                                                     ===========         ============         ===========

Assets ............................................  $ 5,883,000         $ 10,121,000         $16,004,000
                                                     ===========         ============         ===========

Properties and equipment, additions ...............  $       -0-         $     20,000         $    20,000
                                                     ===========         ============         ===========


Three months ended March 31, 2001:
Revenues:
   Contractual ....................................  $   558,000         $    389,000         $   947,000
   Contingent .....................................        2,000              172,000             174,000
   Noncash:
     Condemnation, temporary ......................       28,000                                   28,000
     Excess of contractual over straight-line
        rentals ...................................       (4,000)                                  (4,000)
                                                     -----------         ------------         -----------

                                                     $   584,000         $    561,000         $ 1,145,000
                                                     ===========         ============         ===========

Property tax expense ..............................  $   222,000         $     31,000         $   253,000
                                                     ===========         ============         ===========

Depreciation ......................................  $    16,000         $     90,000         $   106,000
                                                     ===========         ============         ===========

Income before income taxes ........................  $   318,000         $     35,000         $   353,000
                                                     ===========         ============         ===========

Assets ............................................  $ 6,693,000         $ 10,131,000         $16,824,000
                                                     ===========         ============         ===========

Additions to properties and equipment .............  $       -0-         $    220,000         $   220,000
                                                     ===========         ============         ===========

     The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2002 and 2001:

                                                                    2002                 2001
                                                                ------------         ------------
Income:
  Revenues for operating segments ............................. $  1,138,000         $  1,145,000
  Interest income .............................................        2,000               16,000
                                                                ------------         ------------
    Total consolidated income ................................. $  1,140,000         $  1,161,000
                                                                ============         ============

Property tax expense:
  Property tax expense for operating segments ................. $    476,000         $    253,000
  Unallocated corporate property tax expense ..................        1,000                1,000
                                                                ------------         ------------
    Total consolidated property tax expense ................... $    477,000         $    254,000
                                                                ============         ============

Depreciation:
  Depreciation for operating segments ......................... $    102,000         $    106,000
  Unallocated corporate depreciation ..........................        3,000                2,000
                                                                ------------         ------------
    Total consolidated depreciation ........................... $    105,000         $    108,000
                                                                ============         ============

Income before income taxes:
  Income for operating segments ............................... $    184,000         $    353,000
  Interest income .............................................        2,000               16,000
  Unallocated corporate expenses ..............................     (259,000)            (257,000)
                                                                ------------         ------------
    Total consolidated income (loss) before income taxes ...... $    (73,000)        $    112,000
                                                                ============         ============

                                                                   2002                  2001
                                                                ------------         ------------
Assets:
  Assets for operating segments ............................... $ 16,004,000         $ 16,824,000
Corporate cash and cash equivalents ...........................      646,000              597,000
  Income tax receivable .......................................    1,231,000              514,000
  Other unallocated amounts ...................................       54,000               59,000
                                                                ------------         ------------
    Total consolidated assets ................................. $ 17,935,000         $ 17,994,000
                                                                ============         ============

Additions to properties and equipment:
  Operating segments .......................................... $     20,000         $    220,000
  Unallocated corporate additions .............................        1,000
                                                                ------------         ------------
    Total consolidated additions .............................. $     21,000         $    220,000
                                                                ============         ============

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FORWARD LOOKING STATEMENTS

          CERTAIN PORTIONS OF THIS REPORT, AND PARTICULARLY THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTAIN FORWARD-LOOKING STATEMENTS WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS. THE COMPANY CAUTIONS THAT THESE STATEMENTS ARE FURTHER QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, THE FOLLOWING: THE ABILITY OF THE COMPANY TO GENERATE ADEQUATE AMOUNTS OF CASH; THE COLLECTIBILITY OF THE ACCRUED RENTAL INCOME WHEN DUE OVER THE TERMS OF THE LONG-TERM LAND LEASES; THE COMMENCEMENT OF ADDITIONAL LONG-TERM LAND LEASES; CHANGES IN ECONOMIC CONDITIONS THAT MAY AFFECT EITHER THE CURRENT OR FUTURE DEVELOPMENT ON THE COMPANY'S PARCELS; THE FINAL OUTCOME OF THE AMTRAK, OIL COMPANY AND CITY OF PROVIDENCE LITIGATIONS AND CITY OF PROVIDENCE TAX APPEALS; AND EXPOSURE TO CONTAMINATION, CLEANUP OR SIMILAR COSTS ASSOCIATED WITH THE OPERATION OF THE PETROLEUM STORAGE FACILITIES.

1.   OVERVIEW:

     The Company operates in two segments, leasing and petroleum storage.

     Leasing:

     The leasing segment is principally devoted to the leasing of Company-owned land in the Capital Center Project Area (Capital Center), in downtown Providence, Rhode Island under long-term ground leases. The Company owns approximately 18 acres in the Capital Center consisting of 11 individual parcels. The Capital Center (approximately 77 acres) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (Amtrak) and the Company during the 1980's in which two rivers, the Moshassuck and the Woonasquatucket, were moved, a new railroad station (the Railroad Station) was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area. The Company has not acted, and does not intend to act, as a developer with respect to any improvements constructed on Company-owned parcels.

     The Company first began offering parcels for lease in the late 1980's. As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage adjacent to the Railroad Station, and the Company paid one-half of the construction cost. Subsequently, the Company became the sole owner of the parking garage. The parking garage is leased to an experienced parking operator (parking operator). Three other parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex and a 114,000 square foot office building for a major financial services company. Four of the remaining parcels (undeveloped parcels) are the subject of three leases, the term of each of which has not commenced pending completion of development plans and closing of construction financing. Two additional undeveloped parcels are under an option agreement. During the interim, various payments are being made by the tenants under the leases and option agreements for the undeveloped parcels.

     There is no assurance that any one or more of these development projects will actually proceed. The three leases on the undeveloped parcels will expire June 30, 2002. In two of these three leases, the developers have options to extend by making certain payments to the Company.

     The Company continues to seek a developer for the remaining parcel in the Capital Center which contains 6.3 acres. The Company is unable to predict when this parcel will be leased. Pending future development or commencement of the leases, five of the parcels are subject to short-term leases to the parking operator.

     Additionally, the Company leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to an outdoor advertising company. Presently, there are forty-five billboard faces leased, which lease expires in 2025. The term of the lease is extended for two years for each additional location added. The Company has not added any locations since 1998.

     Petroleum storage:

     The Company owns a 524,500 barrel petroleum storage facility located in East Providence, Rhode Island. The petroleum storage facility utilizes the Company's deep-water pier (Wilkesbarre Pier) and a pipeline connecting the Wilkesbarre Pier to the facility. The Company operates the facility under a five-year agreement with a petroleum distribution company at a fixed monthly rate. The agreement expires April 30, 2004. The agreement includes provisions for additional payments based upon throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year. The Company bears all of the operating costs with respect to the facility, including real estate taxes and insurance charges.

     Pursuant to an agreement with another company (Oil Company), which affords the Oil Company the right to use the Wilkesbarre Pier, the Company receives annual payments. In 2001 and 2002, this payment is $185,000. This agreement expires on December 31, 2002 unless extended by the Company. The Company has elected not to extend the agreement. The Company has notified Oil Company that it is willing to enter into a new agreement on more favorable terms to the Company. There are no present negotiations and there can be no assurance that negotiations will take place, or that if they do take place that they will result in an agreement on terms more favorable to the Company. The Company is in litigation (Wilkesbarre Pier litigation) with Oil Company and a related party over termination of the agreement and the rights of others to utilize the Wilkesbarre Pier.

     On March 22, 2002, during a testing of a monitoring well at the Petroleum Facilities, the Company's consultant sampled a groundwater monitoring well on the southeast corner of the Petroleum Facilities' property and discovered floating free phase product. Preliminary laboratory analysis indicates that the product is gasoline which appears to be coming from a neighboring upgradient source. Gasoline is not a product the Company stores at its Facilities. The Company immediately commenced an environmental investigation and analysis of the contamination to confirm its source and has notified both its insurance company and the appropriate authority. The Company intends to take the necessary steps to ensure that the responsible party addresses this contamination. Costs to date in connection with the investigation have not been significant. The Company is presently unable to determine the costs to correct the situation as well as the responsible party for such costs. This situation does not affect current operations at the Petroleum Facilities.

     The Company manages its exposure to contamination, cleanup or similar costs associated with the petroleum storage facilities through adherence to established procedures for operations and equipment maintenance. In addition, the Company maintains what it believes to be adequate levels of insurance.

     Condemnation proceedings:

     As described in Note 9 of the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference), certain of the Company's property adjacent to Amtrak's Northeast Corridor in Providence, Rhode Island was condemned by Amtrak in 1999 and 2001. The Company believes that the amounts paid by Amtrak were inadequate and has made a claim for additional condemnation proceeds. The Company cannot predict when this matter will be heard or what the outcome may be.

     Changes in capital structure:

     During 2001 the shareholders of the Company approved a change in its capital structure to create three new classes of stock, Class A Common Stock, Class B Common Stock and Excess Stock. The former common stock has been reclassified to Class A, 3,000,000 shares of which are outstanding. In addition, in December 2001, the Company issued in the form of a stock dividend one Class B share for each ten Class A shares held, resulting in the issuance of 299,956 Class B shares. The Company further amended its Articles to prohibit shareholders from acquiring more than a 5% interest in the Company and to prohibit the two shareholders who beneficially own in excess of 5% of the Company's classes of common stock from increasing their percentage ownership of common stock. The purpose of the amendment was to provide the Company with the necessary flexibility to qualify as a real estate investment trust (REIT). The Company has not decided to make an election to be taxed as a REIT and, depending on further circumstances, may never do so. In the event that the Company elects to become a REIT, the holders of Class A common stock would be entitled to elect one-third of the Company's Board of Directors, with the balance of the Directors to be elected by the owners of the Class B common stock. If the Company does not make an election to be taxed as a REIT on or before March 31, 2005, the restrictions on share ownership will lapse and the Class B common shares will automatically be converted into Class A common shares on a one for one basis.

2.   RESULTS OF OPERATIONS:

     Leasing segment:

     For the three months ended March 31, 2002, leasing revenue increased 8% from 2001 principally due to revenue from renewals of short-term parking leases and certain tenant payments; in 2001, leasing revenue included $28,000 of temporary condemnation revenue. Expenses applicable to the leasing segment doubled from the 2001 level principally as a result of the City of Providence property tax increase and higher professional fees. As described in Note 8 to the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference) the Company appealed the tax increase to the Providence Board of Tax Assessment Review (the Board). In March 2002, the Board denied the Company's appeal. The Company has appealed the Board's decision to the Superior Court. The Company cannot predict when this case will be heard or the outcome of the case. The Company's failure to achieve relief from the City of Providence's taxes will continue to have a material adverse effect on the income derived from its leasing segment. To date, all of the Company's long-term leases of the Capital Center property require the tenant to pay all property taxes. The Company has no reason to believe that leases in the future will not contain a similar requirement.

     Petroleum storage:

     For the three months ended March 31, 2002, revenue from petroleum storage facilities decreased 10% from the 2001 level due principally to lower contingent revenues based upon throughput as a result of a warmer winter than normal in New England, offset in part by the scheduled annual fee increase. Expenses applicable to petroleum storage facilities for 2002 decreased 27% from the 2001 level principally due to (1) a decrease in maintenance and repair expenses and (2) lower legal fees associated with litigation related to the Wilkesbarre Pier ($34,000 and $115,000 for the three months ended March 31, 2002 and 2001, respectively). To date, the legal fees in connection with this litigation total $791,000. Absent settlement of the Wilkesbarre Pier litigation, it is likely that the Company will continue to incur substantial legal fees.

     General:

     For the three months ended March 31, 2002, interest income decreased from the 2001 level resulting from a lower level of temporary cash investments. General and administrative expenses remained at the 2001 level.

     Under present Rhode Island law, state income tax losses cannot be carried back, and state tax loss carryforwards are limited to the amount of the federal tax loss carryforward resulting in an income tax provision for 2002 that does not bear the customary relationship to income (loss) before income taxes.

     Liquidity:

     Historically, the Company has had adequate liquidity to fund its operations.

     In 1999, the Company was the recipient of substantial condemnation proceeds. In February 2002, the Company affected a qualifying purchase, which permitted it to amend its 1999 federal and state income tax returns to claim refunds totaling $568,000 with respect to condemnation proceeds previously taxed. For federal income tax reporting purposes, the Company reported a loss for the year ended December 31, 2001, and in April 2002 the Company filed a carryback claim that will result in a refund of federal income taxes previously paid for years 1996 through 1999 in the amount of $607,000. The Company anticipates receiving all of these refunds in the second quarter of 2002. The Company has remaining $415,000 of federal income taxes paid for 1999 against which the Company can carryback future losses. See Note 10 to the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference).

     In February 2002, the Company paid a quarterly dividend of $99,000 to holders of Class A and Class B common stock at the rate of $.03 per share. However, at its quarterly meeting held April 23, 2002, the Board of Directors elected to omit its regular quarterly dividend pending resolution of the Company's tax appeals against the City of Providence. See Note 8 to the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference.) The Board will reexamine the situation each quarter to determine whether or not a dividend will be reinstituted. The declaration of future dividends and the amount thereof will depend on the Company's future earnings, financial factors and other events. While the Company has been adversely impacted by the cost of the litigation with respect to the Wilkesbarre Pier, maintenance expenses with respect to its petroleum storage facility and the increase in the City of Providence taxes, in management's opinion, the Company should be able to generate sufficient amounts of cash to meet all of its anticipated obligations. In the event temporary additional liquidity is required, the Company believes that a line of credit or other arrangements could be obtained by pledging some or all of its unencumbered assets as collateral.

     In April 2002, the Company entered into a contract totaling $160,000 for the initial painting of the tanks erected in 2000 at its petroleum storage facility; the painting will be completed in the second quarter of 2002.

                                     PART II


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index of Exhibits:

       (3)(a)   Amended Articles of Incorporation (incorporated by reference to
                Exhibit 3.1 to the Issuer's report on Form 8-K filed December 10, 2001.

          (b) Restated articles of incorporation (incorporated by reference to Exhibit 3 to the Issuer's report on Form 8A dated June 6, 1997).

          (c) By-laws, as amended (incorporated by reference to Exhibit 3(b) to the Issuer's quarterly report on Form 10-QSB for the quarter ended September 30, 1999).

       (10) Material contracts:
           (a) Leases between Metropark, Ltd., and Issuer:
                 (i)  Dated December 12, 2001 (incorporated by reference to
                      Exhibit 10(a)(i) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 2001.

                (ii)  Dated December 12, 2001 (incorporated by reference to
                      Exhibit 10(a)(ii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 2001).

               (iii)  Dated December 12, 2001 (incorporated by reference to
                      Exhibit 10(a)(iii) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 2001).

                (iv)  Dated December 12, 2001 (incorporated by reference to
                      Exhibit 10(a)(iv) to the Issuer's annual report on Form 10-KSB for the Year ended December 31, 2001).

                 (v)  Dated December 12, 2001 (incorporated by reference to
                      Exhibit 10(a)(v) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 2001).

(b) For the quarter ended March 31, 2002, no reports on Form 8-K were filed.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CAPITAL PROPERTIES, INC.


                                    By /s/Ronald P. Chrzanowski
                                       -----------------------------------------
                                       Ronald P. Chrzanowski
                                       President



                                    By /s/Barbara J. Dreyer
                                       -----------------------------------------
                                       Barbara J. Dreyer
                                       Treasurer and Principal Financial Officer


DATED:  April 26, 2002