Form 10QSB
period 2002-06-30
CAPITAL PROPERTIES INC /RI/
filed 2002-08-06
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-----       SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2002
                                           -------------

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-----       SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to
                                           -------------    --------------------

Commission File Number  0-9380
                       --------

                            CAPITAL PROPERTIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Rhode Island                                    05-0386287
--------------------------------                ------------------------------
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


(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of August 1, 2002, the Issuer had 3,000,000 shares of Class A Common Stock and 299,956 shares of Class B Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ----    ----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2002
(UNAUDITED)


ASSETS

Properties and equipment (net of accumulated depreciation)...........     $15,021,000
Cash and cash equivalents............................................       1,704,000
Receivables:
   Income taxes......................................................         634,000
   Other.............................................................         255,000
Accrued rental income................................................         436,000
Prepaid and other....................................................          98,000
                                                                          -----------
                                                                          $18,148,000
                                                                          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes..................................................     $   956,000
     Other...........................................................         643,000
   Deferred income taxes, net........................................       3,537,000
                                                                          -----------
                                                                            5,136,000
                                                                          -----------

Shareholders' equity (Note 6):
   Class A common stock, $.01 par; authorized 6,000,000 shares;
     issued and outstanding 3,000,000 shares.........................          30,000
   Class B common stock, $.01 par; authorized 300,000 shares;
     issued and outstanding 299,956 shares...........................           3,000
   Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding..................................................
   Capital in excess of par..........................................      11,795,000
   Retained earnings.................................................       1,184,000
                                                                          -----------
                                                                           13,012,000
                                                                          -----------
                                                                          $18,148,000
                                                                          ===========


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

                                                  Three Months Ended            Six Months Ended
                                                        June 30                      June 30
                                                -----------------------      -----------------------
                                                   2002         2001            2002         2001
                                                ----------   ----------      ----------   ----------
Income:
   Revenues:
     Leasing, including temporary
      condemnation in 2001 of $46,000
      and $74,000, respectively..............   $  692,000   $  686,000      $1,323,000   $1,270,000
     Petroleum storage facilities............      429,000      409,000         936,000      970,000
                                                ----------   ----------      ----------   ----------
                                                 1,121,000    1,095,000       2,259,000    2,240,000

   Interest..................................       31,000       17,000          33,000       33,000
   Gain on permanent condemnation............                   300,000                      300,000
                                                ----------   ----------      ----------   ----------
                                                 1,152,000    1,412,000       2,292,000    2,573,000
                                                ----------   ----------      ----------   ----------
Expenses:
   Expenses applicable to:
     Leasing.................................      580,000      708,000       1,151,000      974,000
     Petroleum storage facilities............      490,000      535,000         873,000    1,060,000
   General and administrative................      252,000      258,000         511,000      516,000
                                                ----------   ----------      ----------   ----------
                                                 1,322,000    1,501,000       2,535,000    2,550,000
                                                ----------   ----------      ----------   ----------

Income (loss) before income taxes............     (170,000)     (89,000)       (243,000)      23,000
                                                ----------   ----------      ----------   ----------
Income tax expense (benefit):
   Current...................................     (130,000)    (247,000)       (746,000)    (321,000)
   Deferred..................................       86,000      245,000         699,000      375,000
                                                ----------   ----------      ----------   ----------
                                                   (44,000)      (2,000)        (47,000)      54,000
                                                ----------   ----------      ----------   ----------

Net loss.....................................   $ (126,000)  $  (87,000)     $ (196,000)  $  (31,000)
                                                ==========   ==========      ==========   ==========
Basic loss per common
   share (Note 6)............................   $     (.04)  $     (.03)     $     (.06)  $     (.01)
                                                ==========   ==========      ==========   ==========

Dividends on common stock....................   $      -0-   $      .03      $      .03   $      .06
                                                ==========   ==========      ==========   ==========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)


                                                                                   2002                 2001
                                                                            --------------         --------------
Cash flows from operating activities:
   Net loss........................................................         $    (196,000)         $      (31,000)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
      Condemnation proceeds, temporary.............................                                       (74,000)
      Gain on permanent condemnation...............................                                      (300,000)
      Depreciation.................................................               209,000                 216,000
      Deferred income taxes........................................               699,000                 375,000
      Other, principally net changes in receivables,
        prepaids, accounts payable, income taxes and
        accrued expenses...........................................                97,000                 768,000
                                                                            -------------          --------------
   Net cash provided by operating activities.......................               809,000                 954,000
                                                                            -------------          --------------

Cash flows from investing activities:
   Purchase of properties and equipment............................              (173,000)             (1,360,000)
   Proceeds from permanent condemnation............................                                       925,000
                                                                            -------------          --------------
   Net cash used in investing activities...........................              (173,000)               (435,000)
                                                                            -------------          --------------
Cash used in financing activities, payment of
   dividends.......................................................               (99,000)               (180,000)
                                                                            -------------          --------------

Increase in cash and cash equivalents.............................                537,000                 339,000
Cash and cash equivalents, beginning...............................             1,167,000               1,609,000
                                                                            -------------          --------------
Cash and cash equivalents, ending..................................         $   1,704,000          $    1,948,000
                                                                            =============          ==============
Supplemental disclosures, cash paid or received for income taxes:
     Cash paid.....................................................         $       9,000          $        9,000
                                                                            =============          ==============
     Refunds received..............................................         $     724,000          $      434,000
                                                                            =============          ==============


See notes to consolidated financial statements.

      CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      SIX MONTHS ENDED JUNE 30, 2002 AND 2001
      (Unaudited)


1.    Basis of presentation:

      The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001 and the cash flows for the six months ended June 30, 2002 and 2001.

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

3.    Properties and equipment:

                Properties on lease or held for lease:
                  Land and land improvements....................  $ 3,740,000
                  Parking garage................................    2,500,000
                                                                  -----------
                                                                    6,240,000
                                                                  -----------
                Petroleum storage facilities:
                   Land and land improvements...................    5,106,000
                   Buildings and structures.....................      331,000
                   Tanks and equipment..........................    8,978,000
                                                                 ------------
                                                                   14,415,000
                                                                 ------------

                Office equipment................................       94,000
                                                                 ------------
                                                                   20,749,000
                                                                 ------------
                Less accumulated depreciation:
                   Properties on lease or held for lease........      896,000
                   Petroleum storage facilities.................    4,758,000
                   Office equipment.............................       74,000
                                                                 ------------
                                                                    5,728,000
                                                                 ------------
                                                                 $ 15,021,000
                                                                 ============

4.    Description of leasing arrangements:

      At June 30, 2002, the Company had entered into five long-term land leases covering five land parcels; of these leases, two will not commence until construction begins.

      The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 24 years and for public parking purposes under short-term cancellable leases.

      For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the original leases) amounted to $14,398,000 through June 30, 2002. Management has concluded that a portion of the excess of straight-line over contractual rentals ($436,000 at June 30, 2002) is realizable when payable over the terms of the leases.

5.    Petroleum storage facilities:

      Current operations:

      The Company and a petroleum distribution company (Petroleum Company) entered into an agreement which will expire April 30, 2004, but will continue on a year-to-year basis unless terminated by either party upon six months written notice, whereby the Company operates the entire petroleum storage facilities (Petroleum Facilities) for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements. The agreement further provides for annual fee increases of 4.5%. After the scheduled increase on May 1, 2002 the present monthly fee is $118,000.

      The agreement also provides that the Company will receive an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in an agreement year (contingent revenue). For the agreement year ended April 30, 2001, throughput exceeded 2,000,000 barrels in December 2000. For the agreement year ending April 30, 2002, throughput exceeded 2,000,000 barrels in January 2002. For the six months ended June 30, 2002 and 2001, the Company earned contingent revenues of $135,000 and $197,000, respectively.

      Wilkesbarre Pier:

      Wilkesbarre Pier (the Pier) is a deep-water pier in East Providence, Rhode Island, owned by the Company, which is integral to the operation of the Petroleum Facilities. The Pier and the Petroleum Facilities are connected by two petroleum pipelines. In 1995, the Company and Providence and Worcester Railroad Company (Railroad) (the then owner of the Pier) entered into an agreement which, among other provisions, gave the Company the right to acquire the Pier for $1. The Company and Railroad have a common controlling shareholder.

      Effective January 1, 1998, Railroad and a company which uses the Pier to off-load primarily gasoline from ships to its own terminal (Oil Company) entered into an agreement (the Agreement) whereby Oil Company agreed to pay annual fees for five years (1998, $185,000; 1999 and 2000, $285,000;
      and 2001 and 2002, $185,000). Under the terms of the Agreement, the owner of the Pier is not required to make any repairs to the Pier.

      In January 1998, the Company exercised its right and acquired the Pier, and Railroad assigned its rights under the Agreement to the Company.

      In May 2000, the Fire Department of the City of East Providence (Fire Department) notified the Company, Oil Company and another company then related to Oil Company (Other Company) that there was a lack of adequate fire protection at the Pier and required them to install certain equipment and facilities. The Company demanded that Other Company take steps to commence and complete the performance of all work and to supply all material required to satisfy the Fire Department. Through June 30, 2002, the Company has expended $197,000 to satisfy some of the requirements, which amount is recorded in receivables, other on the accompanying consolidated balance sheet. The Company has been notified by a federal regulatory agency that additional equipment and facilities must be installed at the Pier at an additional cost of approximately $200,000 and expects completion of the work by yearend.

      In August 2000, Oil Company and Other Company (collectively Plaintiffs) filed a lawsuit against the Company in the United States District Court for the District of Rhode Island claiming fraud on the part of Railroad and sought rescission of the Agreement and other agreements. The Company has filed counterclaims against Other Company, including one for damages based on Other Company's failure to comply with the order and direction of the Fire Department as well as the failure of Other Company to comply with certain other agreements. Plaintiffs amended their complaint in June 2001 to include additional claims. Discovery in this litigation has closed. The Company moved to dismiss all the fraud claims. As a result of cross motions filed by the parties, the U. S. Magistrate Judge who heard the motions, upon the direction of the District Court Judge, recommended that the District Court approve a voluntary dismissal, with prejudice, of Plaintiffs' claims for rescission based on fraud as well as a dismissal of Plaintiffs' claims for damages based on fraud, with leave for Plaintiffs to file an amended claim. The Company is unable to determine when this matter will be heard.

      In December 2001, the Company notified Oil Company that it was terminating the Agreement on December 31, 2002. However, the Company has indicated to Oil Company that it is willing to enter into a new agreement for Oil Company's use of the Pier under more favorable terms to the Company.

      In connection with this litigation, the Company has incurred legal fees as follows: for the three months ended June 30, 2002 and 2001, $50,000 and $191,000, respectively; for the six months ended June 30, 2002 and 2001, $84,000 and $306,000, respectively. These amounts are included in expenses, petroleum storage facilities on the accompanying statements of loss for the three and six months ended June 30, 2002 and 2001.

      Environmental incident:

      In March 2002, during testing of a monitoring well at the Petroleum Facilities, the Company's consultant sampled a groundwater monitoring well on the southeast corner of the Petroleum Facilities' property and discovered floating free phase product. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company currently stores at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, and the results indicate that the gasoline is not coming from the Company's Petroleum Facilities. The Company notified both its insurance company and the appropriate authority. The Company intends to take the necessary steps to ensure that the responsible party addresses this contamination. Through June 30, 2002, the Company has incurred $56,000 in connection with this investigation, which amount is included in expenses, petroleum storage facilities on the accompanying statements of loss for the three and six months ended June 30, 2002. Further, the Company is unable to determine the costs it could incur to correct the situation as well as any costs to investigate, defend and seek reimbursement from the responsible party with respect to this contamination. This situation does not affect current operations at the Petroleum Facilities.

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

      Dividends on common stock and basic earnings per share on the accompanying consolidated statements of loss for the three and six months ended June 30, 2001 have been restated to give effect to the additional shares outstanding.

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

      Many of the facilities needed to service the railroad station were built within the confines of the Company's parking garage parcel. Over the years, the Company did not charge Amtrak for this intrusion on its property; and over the years Amtrak assumed the cost of electricity provided to the parking garage. In 1997, Amtrak unilaterally refused to pay for the electricity, and the Company brought suit in the United States District Court for the District of Rhode Island seeking an order requiring Amtrak to remove its facilities from the parking garage parcel.

      In the fall of 1998, as part of Amtrak's electrification of the Northeast Corridor, Amtrak erected towers and a signal bridge within the air rights (the tops of which vary in height between 27 and 42 feet above the top of rail). The Company amended its complaint against Amtrak to include the air rights trespasses.

      In July 1999, Amtrak condemned a three-year temporary easement of all the air rights owned by the Company retroactive to August 1998. In October 1999, the Company received from Amtrak $335,000, the sum estimated by Amtrak to be just compensation for the temporary easement taken. In July 1999, Amtrak also condemned a permanent easement within a portion of the parking garage parcel upon which Amtrak had placed improvements. In October 1999, the Company received from Amtrak $60,000, the sum estimated by Amtrak to be just compensation for the permanent easement taken.

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

      The Company believes that all the condemnation amounts paid by Amtrak are inadequate and is seeking additional compensation. In June 2001, the District Court included this condemnation suit in the consolidated case. The matter is scheduled to be heard in the fourth quarter of 2002.

10.   Income taxes:

      The permanent condemnation proceeds received in 1999 qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. In February 2002, the Company effected a qualifying purchase with a consolidated subsidiary which permitted it to amend its 1999 federal and state income tax returns to claim refunds totaling $568,000 with respect to condemnation proceeds previously taxed. Through June 30, 2002, the Company received the state refund of $117,000 plus interest of $30,000.

      Under present Rhode Island law, income tax losses cannot be carried back, and state tax loss carryforwards are limited to the amount of the federal tax loss carryforward. As of June 30, 2002, the Company does not have any federal or state loss carryforwards.

      For income tax reporting purposes, the Company reported a loss for the year ended December 31, 2001. In April 2002, the Company filed a carryback claim which resulted in a refund of federal income taxes previously paid for years 1996 through 1999 in the amount of $607,000, all of which has been received.

      The Company has remaining $415,000 of federal income taxes paid for 1999 against which the Company can carryback future losses. For income tax reporting purposes, the Company expects to report a loss for the year ending December 31, 2002. Accordingly, the Company has recorded a federal income tax receivable of $185,000 for the six months ended June 30, 2002.

      Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at June 30, 2002 were as follows:

                  Gross deferred tax liabilities:
                    Property having a financial statement basis
                       in excess of its tax basis..............     $3,388,000
                    Accrued rental income......................        174,000
                                                                    ----------
                                                                     3,562,000
                  Gross deferred tax assets....................        (25,000)
                                                                    ----------
                                                                    $3,537,000
                                                                    ==========

11.   Operating segment disclosures:

      The Company operates in two segments: (1) Leasing and (2) Petroleum Storage Facilities.

      The Leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (to tenants that have constructed buildings thereon) and locations along interstate and primary highways in Rhode Island and Massachusetts (to a company which has constructed outdoor advertising boards thereon). The Company anticipates that the future development of its remaining properties will consist primarily of long-term ground leases. Pending this development, the Company is receiving option payments from tenants of those leases which will not commence until construction begins and is leasing certain parcels and an adjacent parking garage for public parking purposes under short-term cancelable leasing arrangements.

      The Petroleum Storage Facilities segment consists of the operating of the Petroleum Facilities in East Providence for the Petroleum Company under a five-year agreement at a fixed monthly rate. The Agreement includes provisions to extend and additional payments based upon throughput.

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

      There are no inter-segment revenues. The Company did not incur interest expense during the six months ended June 30, 2002 and 2001.

      The following financial information is used for making operating decisions and assessing performance of the Company's segments:


                                                                             Petroleum
                                                                              Storage
                                                            Leasing          Facilities         Total
                                                        -------------     --------------   ---------------
      Six months ended June 30, 2002:
      Revenues:
         Contractual..................................  $   1,113,000     $      801,000   $     1,914,000
         Contingent...................................         59,000            135,000           194,000
         Option.......................................        170,000                              170,000
         Noncash, excess of contractual over
           straight-line rentals......................        (19,000)                             (19,000)
                                                        -------------     --------------   ---------------
                                                        $   1,323,000     $      936,000   $     2,259,000
                                                        =============     ==============   ===============

      Property tax expense............................  $     930,000     $       53,000   $       983,000
                                                        =============     ==============   ===============

      Depreciation....................................  $      31,000     $      173,000   $       204,000
                                                        =============     ==============   ===============

      Income before income taxes......................  $     172,000     $       63,000   $       235,000
                                                        =============     ==============   ===============

      Assets..........................................  $   5,953,000     $   10,028,000   $    15,981,000
                                                        =============     ==============   ===============

      Properties and equipment, additions.............  $         -0-     $      172,000   $       172,000
                                                        =============     ==============   ===============


                                                                             Petroleum
                                                                              Storage
                                                            Leasing          Facilities         Total
                                                        -------------     --------------   ---------------
      Six months ended June 30, 2001:
      Revenues:
         Contractual..................................  $   1,090,000     $      773,000   $     1,863,000
         Contingent...................................         72,000            197,000           269,000
         Option.......................................         41,000                               41,000
         Noncash:
           Condemnation, temporary....................         74,000                               74,000
           Excess of contractual over straight-line
              rentals.................................         (7,000)                              (7,000)
                                                        -------------     --------------   ---------------
                                                        $   1,270,000     $      970,000   $     2,240,000
                                                        =============     ==============   ===============

      Property tax expense............................  $     868,000     $       33,000   $       901,000
                                                        =============     ==============   ===============

      Depreciation....................................  $      31,000     $      180,000   $       211,000
                                                        =============     ==============   ===============

      Income (loss) before income taxes...............  $     296,000     $      (90,000)  $       206,000
                                                        =============     ==============   ===============

      Assets..........................................  $   6,058,000     $   10,067,000   $    16,125,000
                                                        =============     ==============   ===============
      Properties and equipment:
         Additions....................................  $         -0-     $      378,000   $       378,000
                                                        =============     ==============   ===============
         Deletions....................................  $    (625,000)    $          -0-   $      (625,000)
                                                        =============     ==============   ===============

      The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the six months ended June 30, 2002 and 2001:


                                                                                       2002             2001
                                                                                  --------------   ---------------
      Income:
        Revenues for operating segments...................................        $    2,259,000   $     2,240,000
        Gain from permanent condemnation..................................                                 300,000
        Interest income...................................................                33,000            33,000
                                                                                  --------------   ---------------
          Total consolidated income.......................................        $    2,292,000   $     2,573,000
                                                                                  ==============   ===============

      Property tax expense:
        Property tax expense for operating segments.......................        $      983,000   $       901,000
        Unallocated corporate property tax expense........................                 1,000             1,000
                                                                                  --------------   ---------------
          Total consolidated property tax expense.........................        $      984,000   $       902,000
                                                                                  ==============   ===============

      Depreciation:
        Depreciation for operating segments...............................        $      204,000   $       211,000
        Unallocated corporate depreciation................................                 5,000             5,000
                                                                                  --------------   ---------------
          Total consolidated depreciation.................................        $      209,000   $       216,000
                                                                                  ==============   ===============


                                                                                       2002             2001
                                                                                  --------------   ---------------
      Income before income taxes:
        Income for operating segments.....................................        $      235,000   $       206,000
        Gain from permanent condemnation..................................                                 300,000
        Interest income...................................................                33,000            33,000
        Unallocated corporate expenses....................................              (511,000)         (516,000)
                                                                                  --------------   ---------------
          Total consolidated income (loss) before income taxes............        $     (243,000)  $        23,000
                                                                                  ==============   ===============

      Assets:
        Assets for operating segments.....................................       $    15,981,000   $    16,125,000
      Corporate cash and cash equivalents.................................             1,473,000         1,826,000
        Income tax receivable.............................................               634,000           330,000
        Other unallocated amounts.........................................                60,000            62,000
                                                                                 ---------------   ---------------
          Total consolidated assets.......................................       $    18,148,000   $    18,343,000
                                                                                 ===============   ===============

      Properties and equipment:
        Additions:
          Operating segments..............................................       $       172,000   $       378,000
          Unallocated corporate additions.................................                 1,000            10,000
                                                                                 ---------------   ---------------
          Total consolidated additions....................................       $       173,000   $       388,000
                                                                                 ===============   ===============

        Deletion, operating segment and
          total consolidated deletion.....................................       $           -0-   $      (625,000)
                                                                                 ===============   ===============

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



1.   OVERVIEW:

     Critical accounting policies:

     The Securities and Exchange Commission (SEC) recently issued guidance for the disclosure of "critical accounting policies." The SEC defines such policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in its Annual Report to Shareholders. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the Company's revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the SEC definition of "critical."

     Certain of the Company's long-term land leases have original terms of 30 to 149 years and contain scheduled rent increases where the future dollar increases are known at the time of the commencement of the lease.

     The first such lease commenced in 1988, had an original term of 99 years and provides for fixed percentage increases at specified intervals (as well as reappraisal increases). In accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 13 (Accounting for Leases) and certain of its interpretations, rental income should be recognized on a straight-line basis. To calculate the annual straight-line amount, the 99 annual rental amounts are totaled and this total is divided by 99.

     For this lease, the calculated annual straight-line amount for 1988 was eight times (multiple) the amount paid by the tenant under the terms of the lease (contractual amount). In subsequent years, as the tenant pays higher rents, the multiple gradually decreases until the 57th year of the lease, at which time the contractual amount paid by the tenant will exceed the calculated straight-line amount. If the Company were to report annual revenue for this lease using the straight-line amount, it would record a significant receivable for each of the first 56 years, which receivable would grow to approximately $33,000,000. Management does not believe that the Company should record a receivable that would not begin to be collected for 56 years (turnaround date) since management could not be assured of collection.

     In 1988, management met with the SEC accounting staff to discuss its concerns over the provisions of FAS No. 13 as they related to a lease of this length which results in the recording of such a significant receivable that would remain on the Company's balance sheet and continue to grow on an annual basis with a turnaround date so far in the future. The Company presented the SEC accounting staff with an application of the accounting policy whereby management would evaluate the collectibility of the receivable on an annual basis and report as leasing revenue only that portion of the receivable that management could conclude would be collectible. The SEC accounting staff agreed with this application.

     Through June 30, 2002, this receivable has grown to approximately $13,000,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 42 years away. Accordingly, the Company has not reported any portion of this amount as leasing revenue in its financial statements and does not anticipate that it can reach such a conclusion until the turnaround date is closer.

     By contrast, the Company's long-term lease for outdoor advertising locations had an original term of 30 years, scheduled rent increases where the future dollar increases were known at the time of the commencement of the lease, and a turnaround date in the 9th year. In this instance, management was of the opinion that the receivable was collectible due to the closeness of the turnaround date and other factors. Accordingly, the Company has recognized leasing revenue on the straight-line basis in its financial statements since the inception of the lease.

     Although the Company's other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that the future dollar amounts could not be calculated at the time of the commencement of the lease, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values. The Company is reporting the annual rental income under these leases using the contractual amounts in accordance with the provisions of FAS No. 13.

     The audit committee concurs with the Company's application of its critical accounting policy relating to leasing revenue under long-term land leases.

     Segments:

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

     The Company first began offering parcels for lease in the late 1980's. As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage adjacent to the Railroad Station. The Company paid one-half of the construction cost and became sole owner of the parking garage. The parking garage is leased to an experienced parking operator (parking operator). Three other parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex and a 114,000 square foot office building for a major financial services company. Two of the remaining parcels (undeveloped parcels) are the subject of two leases, the term of each of which has not commenced pending completion of development plans and closing of construction financing. During the interim, option payments are being made by the tenants under the leases for the undeveloped parcels. There is no assurance that either of these development projects will actually proceed. One of the leases on an undeveloped parcels will terminate December 27, 2002; however, the developer has the option to extend for another six months by making a certain payment to the Company. Under the other lease on the other undeveloped parcel, the Company receives payments on a month-to-month arrangement.

     The Company continues to seek a developer for its remaining parcels in the Capital Center. The Company is unable to predict when these parcels will be leased. Pending future development or commencement of the leases, five of the parcels are subject to short-term leases to the parking operator.

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

     PETROLEUM STORAGE:

     The Company owns a 524,500 barrel petroleum storage facility (Petroleum Facilities) located in East Providence, Rhode Island. The Petroleum Facilities utilizes the Company's deep-water pier (Wilkesbarre Pier) and a pipeline connecting the Wilkesbarre Pier to the Petroleum Facilities. The Company operates the Petroleum Facilities under a five-year agreement with a petroleum distribution company at a fixed monthly rate. The agreement expires April 30, 2004 but will continue on a year-to-year basis unless terminated by either party upon six months written notice. The agreement includes provisions for additional payments based upon throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year. The Company bears all of the operating costs with respect to the Petroleum Facilities, including real estate taxes and insurance charges.

     Pursuant to an agreement (Agreement) with another company (Oil Company), which affords the Oil Company the right to use the Wilkesbarre Pier, the Company receives annual payments. In 2001 and 2002, this payment is $185,000. This Agreement expires on December 31, 2002, and the Company has elected not to extend the agreement. The Company has notified Oil Company that it is willing to enter into a new agreement on more favorable terms to the Company. There are no present negotiations and there can be no assurance that negotiations will take place, or that if they do take place that they will result in an agreement on terms more favorable to the Company. The Company is in litigation (Wilkesbarre Pier litigation) with Oil Company and a then related party over the terms of the Agreement and other agreements.

     In March 2002, during testing of a monitoring well at the Petroleum Facilities, the Company's consultant sampled a groundwater monitoring well on the southeast corner of the Petroleum Facilities' property and discovered floating free phase product. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company currently stores at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, and the results indicate that the gasoline is not coming from the Company's Petroleum Facilities. The Company has notified both its insurance company and the appropriate authority. The Company intends to take the necessary steps to ensure that the responsible party addresses this contamination. Through June 30, 2002, the Company has incurred $56,000 in connection with the investigation. Further, the Company is unable to determine the costs it will incur to correct the situation as well as the costs to investigate, defend and seek payment from the responsible party with respect to this contamination. This situation does not affect current operations at the Petroleum Facilities.

     The Company manages its exposure to contamination, cleanup or similar costs associated with the Petroleum Facilities through adherence to established procedures for operations and equipment maintenance. In addition, the Company maintains what it believes to be adequate levels of insurance.

     Condemnation proceedings:

     As described in Note 9 of the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference), certain of the Company's property adjacent to Amtrak's Northeast Corridor in Providence, Rhode Island was condemned by Amtrak in 1999 and 2001. The Company believes that the amounts paid by Amtrak were inadequate and has made a claim for additional condemnation proceeds. The matter is scheduled to be heard in the fourth quarter of 2002; however, the Company cannot predict what the outcome may be.

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

2.   RESULTS OF OPERATIONS:

     Leasing segment:

     For the three and six months ended June 30, 2002, leasing revenue increased 1% and 4%, respectively. The increase in 2002 was principally due to higher option payments received on those leases which will not commence until construction begins. This increase was offset in part by the fact that the Company, unlike the comparable period in 2001, did not record any temporary condemnation revenue in 2002. For the three and six months ended June 30, 2001, leasing revenue included $46,000 and $74,000, respectively, of temporary condemnation revenue. For the three months ended June 30, 2002, expenses applicable to leasing decreased 18% from 2001 due to the fact that in June 2001, the Company recorded a substantial increase in the City of Providence property taxes relating to the first six months of 2001, the amount of which was not known before that time. This decrease was offset in part by higher professional fees. For the six months ended June 30, 2002, expenses applicable to leasing increased 18% from 2001 principally due to higher professional fees.

     As described in Note 8 to the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference) the Company appealed the tax increase to the Providence Board of Tax Assessment Review (the Board). In March 2002, the Board denied the Company's appeal. The Company has appealed the Board's decision to the Rhode Island Superior Court. The Company cannot predict when this case will be heard or the outcome of the case. The Company's failure to achieve relief from the City of Providence's taxes will continue to have a material adverse effect on the income derived from its leasing segment. To date, all of the Company's long-term leases of the Capital Center property require the tenant to pay all property taxes. The Company has no reason to believe that future leases will not contain a similar requirement.

     Petroleum storage:

     For the three months ended June 30, 2002, revenue from petroleum storage facilities increased 5% from 2001 resulting from a scheduled annual fee increase. For the six months ended June 30, 2002, revenue from petroleum storage facilities decreased 4% from 2001 due principally to lower contingent revenues based upon throughput as a result of a warmer than normal winter in New

     England, offset in part by the scheduled annual fee increase. For the three and six months ended June 30, 2002, expenses applicable to petroleum storage facilities decreased 8% and 18%, respectively, from 2001 principally due to lower legal fees associated with the Wilkesbarre Pier litigation offset in part by higher property taxes and costs associated with the environmental incident. To date, the legal fees in connection with this litigation total $841,000. Absent settlement of the Wilkesbarre Pier litigation, it is likely that the Company will continue to incur substantial legal fees.

     General:

     For the three months ended June 30, 2002, interest income increased from 2001 resulting from interest received on the state income tax refund. For the three and six months ended June 30, 2002, general and administrative expenses remained at the 2001 level.

     Under present Rhode Island law, state income tax losses cannot be carried back, and state tax loss carryforwards are limited to the amount of the federal tax loss carryforward resulting in an income tax provisions that does not bear the customary relationship to income (loss) before income taxes.

     Liquidity:

     Historically, the Company has had adequate liquidity to fund its operations.

     In 1999, the Company was the recipient of substantial condemnation proceeds. In February 2002, the Company effected a qualifying purchase with a consolidated subsidiary which permitted it to amend its 1999 federal and state income tax returns to claim refunds totaling $568,000 with respect to condemnation proceeds previously taxed. For federal income tax reporting purposes, the Company reported a loss for the year ended December 31, 2001, and in April 2002 the Company filed a carryback claim that resulted in a refund of federal income taxes previously paid for years 1996 through 1999 in the amount of $607,000. The Company received $749,000 of these refunds in the second quarter of 2002. The Company has a remaining refund of $449,000 which has not yet been received.

     The Company has remaining $415,000 of federal income taxes paid for 1999 against which the Company can carryback future losses. The Company expects to report a loss for income tax reporting purposes for 2002 in an amount greater than its expected financial statement loss due principally to greater tax depreciation expense. At June 30, 2002, the Company has recognized a receivable of $185,000 related to this carryback claim. The Company will not receive such amount until it files its 2002 income tax returns in 2003. See Note 10 to the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference).

     The option revenue is received under the two leases which will not commence until construction begins; one payment is received under an arrangement that expires December 27, 2002 and the other is on a month-to-month basis. The Company cannot be certain that such payments will continue.

     The Agreement with the Oil Company which uses the Wilkesbarre Pier to off-load primarily gasoline from ships to its own terminal expires December 31, 2002. Under this Agreement, the Oil Company presently pays an annual fee of $185,000. The Company has notified Oil Company that it is terminating the Agreement on December 31, 2002. However, the Company has
indicated to Oil Company that it is willing to enter into a new agreement for Oil Company's use of the Pier under more favorable terms to the Company. No discussions have occurred to date. See Note 5 to the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference).

In addition, the Company has been notified by a federal regulatory agency that additional equipment and facilities must be installed at the Pier and expects completion of the work by yearend with a cost of approximately $200,000. See
Note 5 to the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference).

In August 2001, after receiving its 2001 tax bills from the City of Providence and paying the first installment, the Company filed appeals with the City contesting the assessed values with respect to most of its properties. These appeals were denied by the Providence Board of Tax Assessment Review and the Company has appealed the Board's decision to the Rhode Island Superior Court. The Company is recording and paying its property tax expense in accordance with the bills received. Although the Company has not yet received the City of Providence property tax bills for 2002, it anticipates a 5% increase in the tax rate and has recorded its 2002 property taxes accordingly. See Note 8 to the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference).

In February 2002, the Company paid a quarterly dividend of $99,000 to holders of Class A and Class B common stock at the rate of $.03 per share. However, at its quarterly meetings held in April and July 2002, the Board of Directors elected to omit the regular quarterly dividend pending resolution of the Company's tax appeals against the City of Providence and other matters. See Note 8 to the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference). The Board will reexamine the situation each quarter to determine whether or not a dividend will be reinstituted. The declaration of future dividends and the amount thereof will depend on the Company's future earnings, financial factors and other events. While the Company has been adversely impacted by the cost of the Wilkesbarre Pier litigation, and the increase in the City of Providence taxes, in management's opinion, the Company should be able to generate sufficient amounts of cash to meet all of its anticipated obligations. In the event temporary additional liquidity is required, the Company believes that a line of credit or other arrangements could be obtained by pledging some or all of its unencumbered assets as collateral.

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

(b)      For the quarter ended June 30, 2002, no reports on Form 8-K were filed.

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


DATED:  August 1, 2002