Form 10QSB
period 2002-09-30
CAPITAL PROPERTIES INC /RI/
filed 2002-11-08
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
--------      SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2002
                                             ------------------

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
--------      SECURITIES EXCHANGE ACT OF 1934
              For the transition period from               to
                                             -------------    --------------

Commission File Number  0-9380
                       --------

                            CAPITAL PROPERTIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         RHODE ISLAND                                     05-0386287
-------------------------------                ---------------------------------
(State or other jurisdiction of                 IRS Employer Identification No.
 incorporation or organization)

            100 DEXTER ROAD, EAST PROVIDENCE, RHODE ISLAND        02914
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
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X         No
                                                             ----           ----
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of November 6, 2002, the Issuer had 3,000,000 shares of Class A Common Stock and 299,956 shares of Class B Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes           No  X
                                                               ----         ----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(UNAUDITED)


ASSETS
Properties and equipment (net of accumulated depreciation) ........      $14,916,000
Cash and cash equivalents .........................................        1,716,000
Receivables:
   Income taxes ...................................................          729,000
   Other ..........................................................          199,000
Accrued rental income .............................................          427,000
Prepaid and other .................................................           56,000
                                                                         -----------
                                                                         $18,043,000
                                                                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes ...............................................      $   963,000
     Other ........................................................          646,000
   Deferred income taxes, net .....................................        3,580,000
                                                                         -----------
                                                                           5,189,000
                                                                         -----------

Shareholders' equity (Note 6):
   Class A common stock, $.01 par; authorized 6,000,000 shares;
     issued and outstanding 3,000,000 shares ......................           30,000
   Class B common stock, $.01 par; authorized 300,000 shares;
     issued and outstanding 299,956 shares ........................            3,000
   Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding
   Capital in excess of par .......................................       11,795,000
   Retained earnings ..............................................        1,026,000
                                                                         -----------
                                                                          12,854,000
                                                                         -----------
                                                                         $18,043,000
                                                                         ===========



See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30                       SEPTEMBER 30
                                       -----------------------------       -----------------------------
                                           2002              2001             2002               2001
                                       -----------       -----------       -----------       -----------
Income:
   Revenues:
     Leasing, including temporary
       condemnation of $74,000
       for the nine months ended
       September 30, 2001 ...........  $   689,000       $   618,000       $ 2,012,000       $ 1,888,000
       Petroleum storage facilities..      403,000           389,000         1,339,000         1,359,000
                                       -----------       -----------       -----------       -----------
                                         1,092,000         1,007,000         3,351,000         3,247,000

   Interest ..........................       3,000            12,000            36,000            45,000
   Gain on permanent condemnation.....                                                           300,000
                                       -----------       -----------       -----------       -----------
                                         1,095,000         1,019,000         3,387,000         3,592,000
                                       -----------       -----------       -----------       -----------
Expenses:
   Expenses applicable to:
     Leasing ........................      618,000           514,000         1,769,000         1,488,000
     Petroleum storage facilities....      470,000           790,000         1,343,000         1,850,000
   General and administrative .......      242,000           263,000           753,000           779,000
                                       -----------       -----------       -----------       -----------
                                         1,330,000         1,567,000         3,865,000         4,117,000
                                       -----------       -----------       -----------       -----------

Loss before income taxes ............     (235,000)         (548,000)         (478,000)         (525,000)
                                       -----------       -----------       -----------       -----------
Income tax expense (benefit):
   Current ..........................     (118,000)         (310,000)         (864,000)         (631,000)
   Deferred .........................       43,000           172,000           742,000           547,000
                                       -----------       -----------       -----------       -----------
                                           (75,000)         (138,000)         (122,000)          (84,000)
                                       -----------       -----------       -----------       -----------
Net loss ............................  $  (160,000)      $  (410,000)      $  (356,000)      $  (441,000)
                                       ===========       ===========       ===========       ===========
Basic loss per common share
   (Note 6) .........................     $   (.05)         $   (.12)         $   (.11)         $   (.13)
                                          ========          ========          ========          ========
Dividends on common stock
   (Note 6) .........................     $    -0-          $    .03          $    .03          $    .08
                                          ========          ========          ========          ========


See notes to consolidated financial statements.



                                       -3

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)


                                                                             2002              2001
                                                                         -----------       -----------
Cash flows from operating activities:
   Net loss .....................................................      $  (356,000)      $  (441,000)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
      Condemnation proceeds, temporary ..........................                            (74,000)
      Gain on permanent condemnation ............................                           (300,000)
      Depreciation ..............................................          314,000           324,000
      Deferred income taxes .....................................          742,000           547,000
       Other, principally net changes in receivables,
        prepaids, accounts payable, income taxes and
        accrued expenses ........................................          121,000           659,000
                                                                       -----------       -----------
   Net cash provided by operating activities ....................          821,000           715,000
                                                                       -----------       -----------
Cash flows from investing activities:
   Purchase of properties and equipment .........................         (173,000)       (1,486,000)
   Proceeds from permanent condemnation .........................                            925,000
                                                                       -----------       -----------
   Net cash used in investing activities ........................         (173,000)         (561,000)
                                                                       -----------       -----------
Cash used in financing activities, payment of
   dividends ....................................................          (99,000)         (270,000)
                                                                       -----------       -----------

Increase (decrease) in cash and cash equivalents ................          549,000          (116,000)
Cash and cash equivalents, beginning ............................        1,167,000         1,609,000
                                                                       -----------       -----------
Cash and cash equivalents, ending ...............................      $ 1,716,000       $ 1,493,000
                                                                       ===========       ===========


Supplemental disclosures, cash paid or received for
  income taxes:
     Cash paid ..................................................      $     9,000       $     9,000
                                                                       ===========       ===========
     Refunds received ...........................................      $   724,000       $   434,000
                                                                       ===========       ===========


See notes to consolidated financial statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)


1.   Basis of presentation:

     The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001 and the cash flows for the nine months ended September 30, 2002 and 2001.

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

3.   Properties and equipment:

               Properties on lease or held for lease:
                 Land and land improvements..........................      $ 3,740,000
                 Parking garage......................................        2,500,000
                                                                           -----------
                                                                             6,240,000
                                                                           -----------
               Petroleum storage facilities:
                  Land and land improvements.........................        5,106,000
                  Buildings and structures...........................          331,000
                  Tanks and equipment................................        8,978,000
                                                                           -----------
                                                                            14,415,000
                                                                           -----------

               Office equipment......................................           94,000
                                                                           -----------
                                                                            20,749,000
                                                                           -----------
               Less accumulated depreciation:
                  Properties on lease or held for lease..............          912,000
                  Petroleum storage facilities.......................        4,844,000
                  Office equipment...................................           77,000
                                                                           -----------
                                                                             5,833,000
                                                                           -----------
                                                                           $14,916,000
                                                                           ===========

4.   Description of leasing arrangements:

     At September 30, 2002, the Company had entered into five long-term land leases covering five land parcels; of these leases, two will not commence until construction begins.

     The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 24 years and for public parking purposes under short-term cancellable leases.

     For those leases with scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the original leases) amounted to $14,585,000 through September 30, 2002. Management has concluded that a portion of the excess of straight-line over contractual rentals ($427,000 at September 30, 2002) is realizable when payable over the terms of the leases.

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

     The agreement also provides that the Company will receive an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in an agreement year (contingent revenue). For the agreement year ended April 30, 2001, throughput exceeded 2,000,000 barrels in December 2000. For the agreement year ending April 30, 2002, throughput exceeded 2,000,000 barrels in January 2002. For the nine months ended September 30, 2002 and 2001, the Company earned contingent revenues of $135,000 and $197,000, respectively.

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

     In May 2000, the Fire Department of the City of East Providence (Fire Department) notified the Company, Oil Company and another company then related to Oil Company (Other Company) that there was a lack of adequate fire protection at the Pier and required them to install certain equipment and facilities. The Company demanded that Other Company take steps to commence and complete the performance of all work and to supply all material required to satisfy the Fire Department. Through September 30, 2002, the Company has expended $197,000 to satisfy some of the requirements, which amount is recorded in receivables, other on the accompanying consolidated balance sheet. The Company has been notified by a federal regulatory agency that additional equipment and facilities must be installed at the Pier at an additional cost of approximately $175,000, which work commenced in October 2002 and will be completed by yearend.

     In August 2000, Oil Company and Other Company (collectively Plaintiffs) filed a lawsuit against the Company in the United States District Court for the District of Rhode Island claiming fraud on the part of Railroad and sought rescission of the Agreement and other agreements. The Company filed counterclaims against Other Company, including one for damages based on Other Company's failure to comply with the order and direction of the Fire Department as well as the failure of Other Company to comply with certain other agreements. Plaintiffs amended their complaint in June 2001 to include additional claims. Discovery in this litigation has closed. The District Court dismissed all the fraud claims. The trial on the remaining matters is scheduled for December 2002. Management does not expect the outcome of this trial to have a material adverse effect on the accompanying consolidated financial statements.

     In December 2001, the Company notified Oil Company that it was terminating the Agreement on December 31, 2002. However, the Company has indicated to Oil Company that it is willing to enter into a new agreement for Oil Company's use of the Pier under more favorable terms to the Company.

     In connection with this litigation, the Company has incurred legal fees as follows: for the three months ended September 30, 2002 and 2001, $74,000 and $183,000, respectively; for the nine months ended September 30, 2002 and 2001, $219,000 and $514,000, respectively. These amounts are included in expenses, petroleum storage facilities on the accompanying statements of loss for the three and nine months ended September 30, 2002 and 2001.

     Pursuant to a Guaranty and Indemnity Agreement dated as of January 3, 1986, the Company filed a lawsuit in September 2002 against Other Company and Other Company's parent in the United States District Court for the Eastern District of New York seeking reimbursement for all reasonable costs incurred by the Company in defending the Wilkesbarre Pier litigation described above. The matter is in the early stages of discovery.

     ENVIRONMENTAL INCIDENT:

     In March 2002, during testing of a monitoring well at the Petroleum Facilities, the Company's consultant sampled a groundwater monitoring well on the southeast corner of the Petroleum Facilities' property and discovered free floating phase product. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company currently stores at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, and the results indicate that the gasoline is not coming from the Company's Petroleum Facilities. The Company notified both its insurance company and the appropriate authority. The Company intends to take the necessary steps to ensure that the responsible party addresses this contamination. For the three and nine months ended September 30, 2002, the Company has incurred $38,000 and $94,000, respectively, in connection with this investigation, which amounts are included in expenses, petroleum storage facilities on the accompanying statements of loss. Further, the Company is unable to determine the costs it could incur to correct the situation as well as any costs to investigate, defend and seek reimbursement from the responsible party with respect to this contamination. This situation does not affect current operations at the Petroleum Facilities.


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

     Dividends on common stock and basic loss per share on the accompanying consolidated statements of loss for the three and nine months ended September 30, 2001 have been restated to give effect to the additional shares outstanding.


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

     In August 2001, the Company received real property tax bills from the City of Providence for 2001 totaling $1,845,000. Of this amount, $82,000 represented the annual tax on the property condemned by Amtrak in May 2001 (see Note 9), and the Company paid to the City its share of such tax on this condemned property ($29,000) to the date of condemnation.

     In accordance with statutory requirements, after the first tax installment of $461,000 was paid in August 2001, the Company filed appeals with the City contesting the assessed values with respect to most of its properties. If successful, the appeals will reduce the Company's annual tax expense for 2001 to approximately $1,105,000.

     The Providence Board of Tax Assessment Review (the Board) failed to hear any of the Company's appeals until it was directed to do so by the Superior Court. The hearing was held in March 2002, and the Board denied all of the Company's appeals for the years 1995 through 1999 and 2001. The Company has appealed the decision of the Board to the Superior Court.

     In August 2002, the Company received real property tax bills from the City of Providence for 2002 totaling $1,850,000. After paying the first installment of $463,000 in September 2002, the Company filed appeals with the City contesting the assessed values with respect to most of its properties. If successful, the appeals will reduce the Company's annual tax expense for 2002 to approximately $1,166,000. The Board has not scheduled a hearing date for the 2002 appeals.

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

     Many of the facilities needed to service the railroad station were built within the confines of the Company's parking garage parcel, while some of the facilities needed to service the garage were located within the confines of the railroad station. Over the years, the Company did not charge Amtrak for this intrusion on its property; and over the years Amtrak assumed the cost of electricity provided to the parking garage. In 1997, Amtrak unilaterally refused to pay for the electricity, and the Company brought suit in the United States District Court for the District of Rhode Island seeking an order requiring Amtrak to remove its facilities from the parking garage parcel.

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

     In October 2002, the Company agreed to pay $92,000 to Amtrak in full settlement of all claims for electricity used in the parking garage from 1988 to 1997, which amount is included in expenses, leasing on the accompanying statements of loss for the three and nine months ended September 30, 2002. The Company and Amtrak have also agreed to enter into a reciprocal cross easement agreement relative to all encroachments and to exchange title reports. The Company anticipates that this agreement will be executed in November 2002.

     The remaining issue in the consolidated case is the adequacy of the amounts paid by Amtrak resulting from the temporary and permanent condemnation of the air rights and the permanent condemnation of the parcel of land adjacent to the air rights, which case is scheduled for trial in November 2002.


10.  Income taxes:

     The permanent condemnation proceeds received in 1999 qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. In February 2002, the Company effected a qualifying purchase with a consolidated subsidiary which permitted it to amend its 1999 federal and state income tax returns to claim refunds totaling $568,000 with respect to condemnation proceeds previously taxed. Through September 30, 2002, the Company received the state refund of $117,000 plus interest of $30,000.

     Under present Rhode Island law, income tax losses cannot be carried back, and state tax loss carryforwards are limited to the amount of the federal tax loss carryforward. As of September 30, 2002, the Company does not have any federal or state loss carryforwards.

     For income tax reporting purposes, the Company reported a loss for the year ended December 31, 2001. In April 2002, the Company filed a carryback claim which resulted in a refund of federal income taxes previously paid for years 1996 through 1999 in the amount of $607,000, all of which has been received.

     The Company has remaining $415,000 of federal income taxes paid for 1999 against which the Company can carryback future losses. For income tax reporting purposes, the Company expects to report a loss for the year ending December 31, 2002. Accordingly, the Company has recorded a federal income tax receivable of $303,000 for the nine months ended September 30, 2002.

     Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at September 30, 2002 were as follows:

           Gross deferred tax liabilities:
             Property having a financial statement basis
                in excess of its tax basis..................................   $3,456,000
             Accrued rental income..........................................      166,000
                                                                               ----------
                                                                                3,622,000
           Gross deferred tax assets........................................      (42,000)
                                                                               ----------
                                                                               $3,580,000
                                                                               ==========

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

     There are no inter-segment revenues. The Company did not incur interest expense during the nine months ended September 30, 2002 and 2001.

     The following financial information is used for making operating decisions and assessing performance of the Company's segments:

                                                                                PETROLEUM
                                                                                 STORAGE
                                                               LEASING          FACILITIES            TOTAL
                                                             -----------       -----------        -----------
Nine months ended September 30, 2002:
Revenues:
   Contractual..........................................     $ 1,682,000       $ 1,204,000        $ 2,886,000
   Contingent...........................................          59,000           135,000            194,000
   Option...............................................         300,000                              300,000
   Noncash, excess of contractual over
     straight-line rentals..............................         (29,000)                             (29,000)
                                                             -----------       -----------        -----------
                                                             $ 2,012,000       $ 1,339,000        $ 3,351,000
                                                             ===========       ===========        ===========

Property tax expense....................................     $ 1,401,000       $    79,000        $ 1,480,000
                                                             ===========       ===========        ===========

Depreciation............................................     $    47,000       $   259,000        $   306,000
                                                             ===========       ===========        ===========

Income (loss) before income taxes.......................     $   243,000       $    (4,000)       $   239,000
                                                             ===========       ===========        ===========

Assets..................................................     $ 5,921,000       $ 9,905,000        $15,826,000
                                                             ===========       ===========        ===========

Additions to properties and equipment...................     $       -0-       $   172,000        $   172,000
                                                             ===========       ===========        ===========


Nine months ended September 30, 2001:
Revenues:
   Contractual..........................................     $ 1,701,000       $ 1,162,000        $ 2,863,000
   Contingent...........................................          57,000           197,000            254,000
   Option...............................................          67,000                               67,000
   Noncash:
     Condemnation, temporary............................          74,000                               74,000
     Excess of contractual over straight-line
       rentals..........................................         (11,000)                             (11,000)
                                                             -----------       -----------        -----------
                                                             $ 1,888,000       $ 1,359,000        $ 3,247,000
                                                             ===========       ===========        ===========

Property tax expense....................................     $ 1,303,000       $    74,000        $ 1,377,000
                                                             ===========       ===========        ===========

Depreciation............................................     $    47,000       $   270,000        $   317,000
                                                             ===========       ===========        ===========

Income (loss) before income taxes.......................     $   400,000       $  (491,000)       $   (91,000)
                                                             ===========       ===========        ===========

Assets..................................................     $ 5,782,000       $10,105,000        $15,887,000
                                                             ===========       ===========        ===========

Properties and equipment:
   Additions............................................     $       -0-       $   384,000        $   384,000
                                                             ===========       ===========        ===========
   Deletions............................................     $  (625,000)      $       -0-        $  (625,000)
                                                             ===========       ===========        ===========

     The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the nine months ended September 30, 2002 and 2001:

                                                                                         2002              2001
                                                                                     -----------       -----------
      Income:
        Revenues for operating segments...................................           $ 3,351,000       $ 3,247,000
        Gain from permanent condemnation..................................                                 300,000
        Interest income...................................................                36,000            45,000
                                                                                     -----------       -----------
          Total consolidated income.......................................           $ 3,387,000       $ 3,592,000
                                                                                     ===========       ===========

      Property tax expense:
        Property tax expense for operating segments.......................           $ 1,480,000       $ 1,377,000
        Unallocated corporate property tax expense........................                 1,000             1,000
                                                                                     -----------       -----------
          Total consolidated property tax expense.........................           $ 1,481,000       $ 1,378,000
                                                                                     ===========       ===========

      Depreciation:
        Depreciation for operating segments...............................           $   306,000       $   317,000
        Unallocated corporate depreciation................................                 8,000             7,000
                                                                                     -----------       -----------
          Total consolidated depreciation.................................           $   314,000       $   324,000
                                                                                     ===========       ===========

      Loss before income taxes:
        Income (loss) for operating segments..............................           $   239,000       $   (91,000)
        Gain from permanent condemnation..................................                                 300,000
        Interest income...................................................                36,000            45,000
        Unallocated corporate expenses....................................              (753,000)         (779,000)
                                                                                     -----------       -----------
          Total consolidated loss before income taxes.....................           $  (478,000)      $  (525,000)
                                                                                     ===========       ===========

      Assets:
        Assets for operating segments.....................................           $15,826,000       $15,887,000
        Corporate cash and cash equivalents...............................             1,428,000         1,400,000
        Income tax receivable.............................................               729,000           618,000
        Other unallocated amounts.........................................              60,000              59,000
                                                                                     -----------       -----------
          Total consolidated assets.......................................           $18,043,000       $17,964,000
                                                                                     ===========       ===========

      Properties and equipment:
        Additions:
          Operating segments..............................................           $   172,000       $   384,000
          Unallocated corporate additions.................................                 1,000            10,000
                                                                                     -----------       -----------
          Total consolidated additions....................................           $   173,000       $   394,000
                                                                                     ===========       ===========
        Deletion, operating segment and
          total consolidated deletion.....................................           $       -0-       $  (625,000)
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

     The first such lease commenced in 1988, had an original term of 99 years and provides for fixed percentage increases at specified intervals (as well as reappraisal increases). In accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 13 (Accounting for Leases) and certain of its interpretations, rental income related to the fixed percentage increases should be recognized on a straight-line basis. To calculate the annual straight-line amount, the 99 annual rental amounts are totaled and this total is divided by 99.

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

     In 1988, management met with the SEC accounting staff to discuss its concerns over the provisions of FAS No. 13 as they related to a lease of this length which results in the recording of such a significant receivable that would remain on the Company's balance sheet and continue to grow on an annual basis with a turnaround date so far in the future. The Company presented the SEC accounting staff with an application of the accounting policy whereby management would evaluate the collectibility of the receivable on an annual basis and report as leasing revenue only that portion of the receivable that management could conclude would be collectible. The SEC accounting staff did not object to this application by the Company.

     Through September 30, 2002, this receivable has grown to approximately $13,320,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 42 years away. Accordingly, the Company has not reported any portion of this amount as leasing revenue in its financial statements and does not anticipate that it can reach such a conclusion until the turnaround date is closer.

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

     The audit committee of the Board of Directors concurs with the Company's application of its critical accounting policy relating to leasing revenue under long-term land leases.

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

     The Company first began offering parcels for lease in the late 1980's. As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage adjacent to the Railroad Station. The Company paid one-half of the construction cost and became sole owner of the parking garage. The parking garage is leased to an experienced parking operator (parking operator). Three other parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex and a 114,000 square foot office building for a major financial services company. Two of the remaining parcels (undeveloped parcels) are the subject of two leases, the term of each of which has not commenced pending completion of development plans and closing of construction financing. During the interim, option payments are being made by the tenants under the leases for the undeveloped parcels. There is no assurance that either of these development projects will actually proceed. One of the leases on an undeveloped parcel will terminate December 27, 2002; however, the developer has the option to extend for another six months by making an additional option payment to the Company. Under the other lease on the other undeveloped parcel, the Company receives option payments on a month-to-month arrangement.

     The Company continues to seek a developer for its remaining parcels in the Capital Center. The Company is unable to predict when these parcels will be leased. Pending future development or commencement of the leases, five of the parcels are subject to short-term leases to the parking operator.

     Additionally, the Company leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to an outdoor advertising company. In October 2002, one billboard with one face was demolished and a new billboard with two faces was erected in a new location. There are now forty-six billboard faces leased, which lease expires in 2027. The term of the lease is extended for two years for each additional location added.

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

     Pursuant to an agreement (Agreement) with another company (Oil Company), which affords the Oil Company the right to use the Wilkesbarre Pier, the Company receives annual payments. In 2001 and 2002, this payment is $185,000. This Agreement expires on December 31, 2002, and the Company has elected not to extend the agreement. The Company has notified Oil Company that it is willing to enter into a new agreement on more favorable terms to the Company. There are no present negotiations and there can be no assurance that negotiations will take place, or that if they do take place that they will result in an agreement on terms more favorable to the Company. The Company is in litigation (Wilkesbarre Pier litigation) with Oil Company and a then related party over the terms of the Agreement and other agreements, and a trial is scheduled for December 2002.

     In March 2002, during testing of a monitoring well at the Petroleum Facilities, the Company's consultant sampled a groundwater monitoring well on the southeast corner of the Petroleum Facilities' property and discovered free floating phase product. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company currently stores at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, and the results indicate that the gasoline is not coming from the Company's Petroleum Facilities. The Company has notified both its insurance company and the appropriate authority. The Company intends to take the necessary steps to ensure that the responsible party addresses this contamination. Through September 30, 2002, the Company has incurred $94,000 in connection with the investigation. Further, the Company is unable to determine the costs it could incur to correct the situation as well as the costs to investigate, defend and seek reimbursement from the responsible party with respect to this contamination. This situation does not affect current operations at the Petroleum Facilities.

     The Company manages its exposure to contamination, cleanup or similar costs associated with the Petroleum Facilities through adherence to established procedures for operations and equipment maintenance. In addition, the Company maintains what it believes to be adequate levels of insurance.

     CONDEMNATION PROCEEDINGS:

     As described in Note 9 of the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference), certain of the Company's property adjacent to Amtrak's Northeast Corridor in Providence, Rhode Island was condemned by Amtrak in 1999 and 2001. The Company believes that the amounts paid by Amtrak were inadequate and has made a claim for additional condemnation proceeds. The matter is scheduled to be heard in November 2002; however, the Company cannot predict what the outcome may be.

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


2.   RESULTS OF OPERATIONS:

     LEASING SEGMENT:

     For the three and nine months ended September 30, 2002, leasing revenue increased 11% and 7%, respectively, principally due to higher option payments received on those leases which will not commence until construction begins. For the nine months ended September 30, 2002, this increase was offset by the fact that the Company, unlike in 2001, did not record any temporary condemnation revenue. For the three and nine months ended September 30, 2002, expenses applicable to leasing increased approximately 20% from 2001 due to the settlement with Amtrak of the electricity issue in the parking garage for $92,000, an increase in property taxes and higher professional fees.

     As described in Note 8 to the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference) the Company appealed the tax increases to the Providence Board of Tax Assessment Review (the Board). In March 2002, the Board denied the Company's appeals. The Company has appealed the Board's decision to the Rhode Island Superior Court. The Company cannot predict when this case will be heard or the outcome of the case. The Company's failure to achieve relief from the City of Providence's taxes will continue to have a material adverse effect on the income derived from its leasing segment. To date, all of the Company's long-term leases of the Capital Center property which have commenced require the tenant to pay all property taxes. The Company has no reason to believe that future leases will not contain a similar requirement.

     PETROLEUM STORAGE:

     For the three months ended September 30, 2002, revenue from petroleum storage facilities increased 4% from 2001 resulting principally from a scheduled annual fee increase. For the nine months ended Septemer 30, 2002, revenue from petroleum storage facilities decreased 1% from 2001 due principally to lower contingent revenues based upon throughput as a result of a warmer than normal winter in New England, offset in part by the scheduled annual fee increase. For the three and nine months ended September 30, 2002, expenses applicable to petroleum storage facilities decreased 40% and 27%, respectively, from 2001 principally due to lower legal fees associated with the Wilkesbarre Pier litigation and a decrease in repairs and maintenance expense. To date, the legal fees in connection with this litigation total $999,000. Absent settlement of the Wilkesbarre Pier litigation, it is likely that the Company will continue to incur substantial legal fees.

     GENERAL:

     For the nine months ended September 30, 2002, interest income increased from 2001 resulting from interest received on the state income tax refund. For the three and nine months ended September 30, 2002, general and administrative expenses remained approximately at the 2001 level.

     Under present Rhode Island law, state income tax losses cannot be carried back, and state tax loss carryforwards are limited to the amount of the federal tax loss carryforward resulting in income tax provisions that do not bear the customary relationship to income (loss) before income taxes.

     LIQUIDITY:

     Historically, the Company has had adequate liquidity to fund its operations.

     In 1999, the Company was the recipient of substantial condemnation proceeds. In February 2002, the Company effected a qualifying purchase with a consolidated subsidiary which permitted it to amend its 1999 federal and state income tax returns to claim refunds totaling $568,000 with respect to condemnation proceeds previously taxed. For federal income tax reporting purposes, the Company reported a loss for the year ended December 31, 2001, and in April 2002 the Company filed a carryback claim that resulted in a refund of federal income taxes previously paid for years 1996 through 1999 in the amount of $607,000. The Company received $749,000 of these refunds in the second quarter of 2002. The Company expects to receive the remaining refund before yearend.

     The Company has remaining $415,000 of federal income taxes paid for 1999 against which the Company can carryback future losses. The Company expects to report a loss for income tax reporting purposes for 2002 in an amount greater than its expected financial statement loss due principally to greater tax depreciation expense. At September 30, 2002, the Company has recognized a receivable of $303,000 related to this carryback claim. The Company will not receive such amount until it files its 2002 income tax returns in 2003.

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

     In addition, the Company has been notified by a federal regulatory agency that additional equipment and facilities must be installed at the Pier and expects completion of the work by yearend with a cost of approximately $175,000. See Note 5 to the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference).

     In September 2002, after receiving its 2002 tax bills from the City of Providence and paying the first installment, the Company filed appeals with the City contesting the assessed values with respect to most of its properties. The Company had similarly filed appeals of its 2001 tax bills from the City of Providence, which appeals were denied by the Providence Board of Tax Assessment Review and the Company appealed the Board's decision to the Rhode Island Superior Court. The Company is recording and paying its property tax expense in accordance with the bills received. See
     Note 8 to the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference).

     In February 2002, the Company paid a quarterly dividend of $99,000 to holders of Class A and Class B common stock at the rate of $.03 per share. However, at its quarterly meetings held in April, July and October 2002, the Board of Directors elected to omit the regular quarterly dividend pending resolution of the Company's tax appeals against the City of Providence and other matters. See Note 8 to the Company's unaudited Consolidated Financial Statements (which note is incorporated herein by reference). The Board will reexamine the situation each quarter to determine whether a dividend will be reinstituted. The declaration of future dividends and the amount thereof will depend on the Company's future earnings, financial factors and other events.

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

ITEM 3.  CONTROLS AND PROCEDURES

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, the undersigned officers of the Company have concluded that such disclosure controls and procedures are adequate. There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by the undersigned officers of the Company of the design and operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

                                     PART II


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index of Exhibits:

     (3)(a)  Amended Articles of Incorporation (incorporated by reference to
             Exhibit 3.1 to the Issuer's report on Form 8-K filed December 10,
             2001).

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

     (99.1) Certification of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (99.2) Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) For the quarter ended September 30, 2002, no reports on Form 8-K were filed.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 6, 2002             CAPITAL PROPERTIES, INC.


                                     By /s/ Ronald P. Chrzanowski
                                       -------------------------------------
                                       Ronald P. Chrzanowski
                                       President



                                     By /s/ Barbara J. Dreyer
                                       -------------------------------------
                                       Barbara J. Dreyer
                                       Treasurer and Principal Financial Officer

              CAPITAL PROPERTIES, INC. AND CONSOLIDATED AFFILIATES
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald P. Chrzanowski, President, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capital Properties, Inc. and Consolidated Affiliates;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002
     ------------------------------


/s/ Ronald P. Chrzanowski
-----------------------------------
Ronald P. Chrzanowski
President

I, Barbara J. Dreyer, Treasurer and Principal Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capital Properties, Inc. and Consolidated Affiliates;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002
    -----------------------------


/s/ Barbara J. Dreyer
---------------------------------
Barbara J. Dreyer
Treasurer and Principal Financial Officer