Form 10KSB
period 2002-12-31
CAPITAL PROPERTIES INC /RI/
filed 2003-03-26
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _______________

                          Commission File Number 0-9380

                            CAPITAL PROPERTIES, INC.
               (Name of small business registrant in its charter)

            RHODE ISLAND                                  05-0386287
  (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                    Identification No.)

                                 100 DEXTER ROAD
                       EAST PROVIDENCE, RHODE ISLAND 02914
               (Address of principal executive offices) (ZipCode)

                                 (401) 435-7171
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                      CLASS A COMMON STOCK, $.01 PAR VALUE
                             AMERICAN STOCK EXCHANGE

         Securities registered under Section 12(g) of the Exchange Act:
                                      NONE

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No | |

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

For the year ended December 31, 2002, the registrant's revenues totaled $4,738,000.

As of March 3, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $11,316,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the registrant's common stock (without conceding that such persons are "affiliates" of the registrant for purposes of federal securities laws.) The registrant has no outstanding non-voting common equity.

As of March 3, 2003, the registrant had 3,000,000 shares of Class A Common Stock and 299,956 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on April 29, 2003, is incorporated by reference into
Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format. Yes | | No |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

The registrant was organized as a business corporation under the laws of Rhode Island in 1983 as Providence and Worcester Company and is the successor by merger in 1983 to a corporation also named Providence and Worcester Company which was organized under the laws of Delaware in 1979. The registrant's corporate name was changed to Capital Properties, Inc. in 1984.

BUSINESS OF REGISTRANT

The Company owns approximately 18 acres of land in the Capital Center Project Area in downtown Providence, Rhode Island which it leases or is holding for lease to third parties (see "Properties Under Long-Term Leases" and "Properties Under Short-Term Leases," in Item 2 below). The registrant is the largest single landowner in the Capital Center Project Area but is nevertheless subject to some measure of competition from other landowners in the vicinity of the Company's properties.

The registrant owns all of the outstanding capital stock and/or membership interests in the following companies:

      - Tri-State Displays, Inc. (through which the registrant leases land for billboards along interstate and primary highways for outdoor advertising purposes);

      - Capital Terminal Company (through which the registrant operates its petroleum storage facilities). (See "Petroleum Storage Facilities" in Item 2 below.); and

      - Dunellen, LLC which was formed in 2000 (through which the registrant owns the petroleum storage facilities in East Providence, Rhode Island).

References hereinafter to the "registrant" are, unless the context indicates otherwise, collectively to the registrant and its wholly-owned subsidiaries and its predecessors.

MISCELLANEOUS

For information relating to the registrant's dependence on one or a few major customers, see Note 11 of Notes to Consolidated Financial Statements in Item 7 hereof.

During the last two years, no monies were expended by the registrant and its subsidiaries on material research and development activities.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures and competitive position of the registrant; however, certain ongoing costs are necessary due to the nature of the operations of the petroleum storage facilities. See Note 4 of Notes to Consolidated Financial Statements in Item 7 hereof.

EMPLOYEES

On December 31, 2002, the registrant employed a total of 10 full-time employees and 1 part-time employee.

ITEM 2. - DESCRIPTION OF PROPERTY

PRINCIPAL FACILITIES

The registrant's principal executive offices are located at its petroleum storage facilities at 100 Dexter Road, East Providence, Rhode Island 02914.

INVESTMENT POLICIES AND INVESTMENTS IN REAL ESTATE

The registrant has no established policy for the purchase of additional developed or undeveloped property. However, should suitable parcels become available in the general area of the registrant's current land holdings in downtown Providence, Rhode Island, the registrant would consider such an acquisition depending on current levels of cash and the availability of financing and unused condemnation proceeds qualifying for deferred reinvestment under the Internal Revenue Code. Any properties acquired would most likely be leased primarily to developers under long-term leases. The registrant periodically invests its excess cash in United States government and governmental agency obligations maturing in not more than eighteen months.

DESCRIPTION OF REAL ESTATE AND OPERATING DATA

All of the properties described below (except the petroleum storage facilities) are shown on a map in Exhibit 20.1 hereof, which map is incorporated herein by reference.

All the properties described below are owned in fee by the registrant. There are no mortgages, liens or other encumbrances on such properties, except for Parcel 22.

In the opinion of management, all of the properties described below are adequately covered by insurance. Insurance is also required of all tenants, with the registrant being named as an additional insured.

Petroleum Storage Facilities - The registrant holds title to approximately 10 acres of land fronting on the Seekonk River in East Providence, Rhode Island which are shown on a map in Exhibit 20.2 hereof, which map is incorporated herein by reference. The property is used and operated primarily as a petroleum storage facility (Petroleum Facilities).

In January 1998, the registrant purchased the Wilkesbarre Pier in the Port of Providence and its deep-water berth for receiving petroleum products by tanker. In January 1998, the registrant also purchased the perpetual right to transport petroleum products from the Pier to its terminal property through pipelines owned by a third party.

Petroleum Facilities is the only independent petroleum storage facility with deep-water access in the market area. All of the petroleum storage tanks and buildings are owned by the registrant.

In 1998, the registrant entered into a short-term arrangement with Global Companies, L.L.C. under which the registrant operates the entire Petroleum Facilities for Global. In 1999, the registrant entered into an agreement with Global extending the arrangement for an additional three years plus options to extend on an annual basis. In 2000, the arrangement was extended another year to April 30, 2004. The registrant is in negotiation with Global to further extend the agreement.

The following schedule sets forth certain information on the federal income tax basis of that portion of the petroleum terminal property which is depreciated:

                                   Land
                               Improvements      Buildings         Tanks         Equipment
                               ------------      ---------         -----         ---------
Federal income
  tax basis (cost)               $641,466         $126,562      $4,617,755      $2,619,133
Rate per year                        6.67%          2.56%           20%             20%
Method                            150% DB            S/L          200% DB         200% DB
Life (Years)                           15            39              5               5

The 2002 real estate taxes are $65,722 for the petroleum storage facilities and $38,258 for the Wilkesbarre Pier at a $24.70 per thousand dollars of assessed valuation tax rate.

The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct three additional 152,000 barrel tanks; however, the registrant has no present plans to construct any new tanks.

Properties Under Long-Term Leases - The registrant owns approximately 18 acres of land within the Capital Center Project area in downtown Providence, Rhode Island. (The land underlying the Parking Garage described below is also included in this acreage.) See map in Exhibit 20.1 hereof, which map is incorporated herein by reference.

At December 31, 2002, the registrant had entered into land leases for three separate land parcels within this area with remaining terms of up to 140 years. These leases have scheduled rent increases over their terms. Tenant improvements on the land subject to these leases and the lease terms are as follows:

      - Parcel 3S - A 13-story office building containing approximately 235,000 square feet, which lease terminates in 2087.

      - Parcel 5 - An 8-story apartment building containing approximately 454,000 square feet with 225 units, which lease terminates in 2142.

      - Parcel 8 - A 4-story office building containing approximately 114,000 square feet, which lease terminates in 2090.

The registrant has entered into three additional land leases, all of which provide a period of time within which each developer may perform its due diligence, seek the approval of the plans for its complex from the Capital Center Commission and enter into a tax stabilization agreement with the City of Providence. The term of each lease commences when the developer begins construction. There can be no assurance that each developer will be able to satisfy the conditions precedent to proceeding with the development. The registrant is unable to determine at this time when construction will begin and therefore the time at which the term of each lease will commence.

      - Parcel 9 - In December 1998, the registrant entered into a lease for 149 years. In November 2001, this lease was terminated and a new lease was entered into with a successor developer under which the developer proposes to construct a building containing 200,000 square feet of office space or a hotel, 67,000 square feet of retail space and a parking garage containing a minimum of 250 public parking spaces.

      - Parcel 2 - In August 2000, the registrant entered into a lease for 97 years under which the developer proposes to construct a 165 room luxury hotel, a building containing 40-50 condominium units, a building containing 225 apartments and a parking garage containing 440 public parking spaces.

      - Parcel 6 - In December 2002, the registrant entered into a lease for 99 years under which the developer will construct several buildings containing a total of 675,000 square feet of residential, office or retail space. In addition, the developer will construct parking structures which will contain sufficient spaces to satisfy the requirements for the project.

Properties Under Short-Term Leases - The registrant owns a 330-car parking garage adjacent to a rail passenger station in downtown Providence, Rhode Island, together with the underlying land (the Parking Garage), which is leased under a short-term cancelable lease to a firm experienced in parking operations. The annual rent is $147,600 ($.97 per square foot). The federal tax cost basis of the Parking Garage (exclusive of the underlying land) is $2,500,000, which is being depreciated on the straight-line method at the rate of 2.5% per year over a 40-year life. The 2002 real estate taxes are $111,493 on the Parking Garage and $86,244 on the underlying land at a $35.94 per thousand dollars of assessed valuation tax rate. (For a discussion of the litigation currently pending with the Federal Railroad Administration concerning the parking rates in the garage, reference is made to Note 9 of Notes to Consolidated Financial Statements in
Item 7 hereof.)

Parcels 3E, 3W, 4E, 4W and 6 in the Capital Center Project area and Parcels 21 and 22 immediately adjacent to this area are leased for surface parking purposes to the same firm that leases the Parking Garage described above. The short-term lease on Parcel 6 will terminate when construction on that parcel commences. The registrant continues to seek a developer for the remaining parcels. These leases can be terminated on short notice should suitable development opportunities arise or when construction on a parcel commences as described above.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of the litigation with an Oil Company currently pending, reference is made to Note 4 of Notes to Consolidated Financial Statements in
Item 7 hereof.

For a discussion of the litigation currently pending with the City of Providence, reference is made to Notes 6 and 7 of Notes to Consolidated Financial Statements in Item 7 hereof.

For a discussion of the litigation with the National Railroad Passenger Corporation (Amtrak) currently pending, reference is made to Note 8 of Notes to Consolidated Financial Statements in Item 7 hereof.

For a discussion of the litigation currently pending with the Federal Railroad Administration, reference is made to Note 9 of Notes to Consolidated Financial Statements in Item 7 hereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock(1) is traded on the American Stock Exchange, symbol "CPI." The following table shows the high and low trading prices for the Company's Class A Common Stock during the quarterly periods indicated as obtained from the American Stock Exchange, together with dividends paid per share during such periods.

                                             Trading Prices(2)
                                             -----------------      Dividends(3)
                                             High         Low            Paid
                                             ----         ---       ------------
     2002
     1st Quarter........................      9.25        8.06           .03
     2nd Quarter........................     10.00        8.90            -0-
     3rd Quarter........................      9.40        8.87            -0-
     4th Quarter........................      8.75        8.25            -0-

     2001
     1st Quarter........................      8.00        7.125          .03
     2nd Quarter........................      9.37        7.60           .03
     3rd Quarter........................      9.78        8.85           .03
     4th Quarter........................     10.25        7.51           .03

At March 3, 2003, there were 394 holders of record of the Company's Class A Common Stock.

At its quarterly meeting in April, 2002, the Board of Directors elected to omit the quarterly dividend pending resolution of certain tax appeals against the City of Providence and other matters. See Note 7 of Notes to Consolidated Financial Statements in Item 7 hereof. The Board re-examines the situation quarterly to determine whether the dividend will be reinstated.

The Company does not have any compensation plans under which its equity securities are authorized for issuance.

----------
(1) The Company's common stock was reclassified as Class A Common Stock as a result of a recapitalization effective December 6, 2001.

(2) Information with respect to the high and low trading prices for the Class B Common Stock is not available because the stock is not listed on any exchange, is not quoted by any quotation service, and there is no known market for such Class B Common Stock.

(3) Dividends were paid on both the Class A and Class B Common Stock subsequent to the recapitalization date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           FORWARD LOOKING STATEMENTS

            CERTAIN PORTIONS OF THIS REPORT, AND PARTICULARLY THE MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, AND THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTAIN FORWARD-LOOKING STATEMENTS WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS. THE COMPANY CAUTIONS THAT THESE STATEMENTS ARE FURTHER QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, THE FOLLOWING: THE ABILITY OF THE COMPANY TO GENERATE ADEQUATE AMOUNTS OF CASH; THE COLLECTIBILITY OF THE ACCRUED RENTAL INCOME WHEN DUE OVER THE TERMS OF THE LONG-TERM LAND LEASES; THE COMMENCEMENT OF ADDITIONAL LONG-TERM LAND LEASES; CHANGES IN ECONOMIC CONDITIONS THAT MAY AFFECT EITHER THE CURRENT OR FUTURE DEVELOPMENT ON THE COMPANY'S PARCELS; THE FINAL OUTCOME OF THE AMTRAK, OIL COMPANY AND CITY OF PROVIDENCE LAWSUITS AND CITY OF PROVIDENCE TAX APPEALS; AND EXPOSURE TO CONTAMINATION, CLEANUP OR SIMILAR COSTS ASSOCIATED WITH THE OPERATION OF THE PETROLEUM STORAGE FACILITIES.

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

      The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in Item 7 hereof . Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the Company's revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the SEC definition of "critical."

      Certain of the Company's long-term land leases have original terms of 30 to 149 years and contain scheduled rent increases where the future dollar increases are known at the time of the commencement of the lease or at a subsequent date.

      The first such lease commenced in 1988, had an original term of 99 years and provides for fixed percentage increases at specified intervals (as well as reappraisal increases). In accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 13 (Accounting for Leases) and certain of its interpretations, rental income related to the fixed percentage increases that are presently known should be recognized on a straight-line basis. To calculate the annual straight-line amount, the 99 known annual rental amounts are totaled and this total is divided by 99.

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

      In 1988, management met with the SEC accounting staff to discuss its concerns over the provisions of FAS No. 13 as they related to a lease of this length which results in the recording of such a significant receivable that would remain on the Company's balance sheet and continue to grow on an annual basis with a turnaround date so far in the future. The Company presented the SEC accounting staff with an application of the accounting policy whereby management would evaluate the collectibility of the receivable on an annual basis and report as leasing revenue only that portion of the receivable that management could presently conclude would be collectible. The SEC accounting staff did not object to this application by the Company.

      Through December 31, 2002, the receivable on this lease has grown to approximately $13,518,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 42 years away. Accordingly, the Company has not reported any portion of this amount as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround date is closer.

      By contrast, the Company's long-term lease for outdoor advertising locations had an original term of 30 years, scheduled rent increases where the future dollar increases were known at the time of the commencement of the lease, and a turnaround date in the 9th year. In this instance, management was of the opinion that the receivable was collectible due to the closeness of the turnaround date and other factors. Accordingly, the Company has recognized leasing revenue using the annual straight-line amount in its consolidated financial statements since the inception of the lease.

      Although the Company's other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that the future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values. The Company is reporting the annual rental income under these leases using the contractual amounts in accordance with the provisions of FAS No. 13.

      The Audit Committee of the Board of Directors concurs with the Company's application of its critical accounting policy relating to leasing revenue under long-term land leases.

      Segments:

      The Company operates in two segments, leasing and petroleum storage.

      Leasing:

      The leasing segment is principally devoted to the leasing of Company-owned land in the Capital Center Project Area (Capital Center), in downtown Providence, Rhode Island under long-term ground leases. The Company owns approximately 18 acres in the Capital Center consisting of 11 individual parcels, as shown on a map in Exhibit 20.1 hereof. The Capital Center (approximately 77 acres of land) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (Amtrak) and the Company during the 1980's in which two rivers, the Moshassuck and the Woonasquatucket, were moved, a new railroad station (the Railroad Station) was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area. The Company has not acted, and does not intend to act, as a developer with respect to any improvements constructed on Company-owned parcels.

      The Company first began offering parcels for lease in the late 1980's. As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage adjacent to the Railroad Station, and the Company paid one-half of the construction cost. Subsequently, the Company became the sole owner of the parking garage, which is currently leased to an experienced parking operator (parking operator). Three other parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex and a 114,000 square foot office building.

      Three of the remaining parcels (undeveloped parcels) are the subject of three leases, the term of each of which has not commenced pending completion of development plans and closing of construction financing. During the interim, option payments are being made by the developers under the leases for the undeveloped parcels. Under one of the leases, the developer made a series of six-month option payments, the last of which was paid in December 2002. The option will terminate June 27, 2003. Under another lease, the Company receives option payments pursuant to a month-to-month arrangement. On the third lease, the Company will begin receiving option payments April 1, 2003. There is no assurance that any one or more of these development projects will actually proceed.

      The Company continues to seek a developer for the remaining four parcels in the Capital Center which contain 2.9 acres. The Company is unable to predict when these parcels will be leased.

      Pending future development or commencement of the leases, five of the parcels are subject to short-term leases to the parking operator.

      Additionally, the Company, through a wholly-owned subsidiary, leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to an outdoor advertising company. Presently, there are fifty billboard faces leased. The lease expires in 2031. The term of the lease is extended for two years for each additional location added. The Company added three locations in 2002.

      Petroleum storage:

      The Company, through a wholly-owned subsidiary, owns a 524,500 barrel petroleum storage facility (Petroleum Facilities) located in East Providence, Rhode Island. The Petroleum Facilities utilize the Company's deep-water pier (Wilkesbarre Pier) and a pipeline connecting the Wilkesbarre Pier to the Petroleum Facilities. Another wholly-owned subsidiary operates the Petroleum Facilities under a five-year agreement with a petroleum distribution company at a fixed monthly rate. The agreement expires April 30, 2004 but will continue on a year-to-year basis unless terminated by either party upon three months written notice. The agreement includes provisions for additional payments based upon throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year. The Company bears all of the operating costs with respect to the Petroleum Facilities, including real estate taxes and insurance charges.

      Pursuant to an agreement (Agreement) with another company (Oil Company), which affords that Oil Company the right to use the Wilkesbarre Pier, the Company received annual payments of $185,000 in 2001 and 2002. The Agreement terminates March 31, 2003,. As described in Note 4 of Notes to Consolidated Financial Statements in Item 7 hereof, the Company is in litigation (Wilkesbarre Pier litigation) with Oil Company and a related party over the Agreement and the rights of others to utilize the Wilkesbarre Pier.

      In March 2002, during testing of monitoring wells at the Petroleum Facilities, the Company's consultant sampled a groundwater monitoring well located on that portion of the Petroleum Facilities purchased in 2002 and discovered free floating phase product. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company currently stores at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, and the results indicate that the gasoline is not coming from the Company's Petroleum Facilities. The Company notified the State of Rhode Island Department of Environmental Management (RIDEM). The Company will continue to monitor RIDEM's investigation of this contamination to ensure that the responsible party addresses this contamination.

      The Company maintains what management believes to be adequate levels of insurance. The Company notified its insurance company of the contamination. The insurance company advised the Company that coverage is only provided under policies in place at the time the contamination occurs.

      For the year ended December 31, 2002, the Company incurred costs totaling $102,000 principally for the initial investigation and laboratory analysis. Currently, the Company is not incurring significant costs in connection with this matter and is unable to determine the costs it might incur to remedy the situation as well as any costs to investigate, defend and seek reimbursement from the responsible party with respect to this contamination. This situation does not affect current operations at the Petroleum Facilities.

      The Company has sufficient land to expand the storage capacity, but has no present intention to do so. The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct three additional 152,000 barrel tanks but has no present plans to construct any new tanks.

      The Company manages its exposure to contamination, cleanup or similar costs associated with the petroleum storage facilities through adherence to established procedures for operations and equipment maintenance.

      Condemnation proceedings:

      As described in Note 8 of Notes to Consolidated Financial Statements in
      Item 7 hereof, certain of the Company's property adjacent to Amtrak's Northeast Corridor in Providence, Rhode Island was condemned by Amtrak in 1999 and 2001. The Company believed that the amounts paid by Amtrak were inadequate and made a claim for additional condemnation proceeds. In November 2002, the U. S. District Court for the District of Rhode Island awarded the Company approximately $1,500,000, including interest, in additional damages. In February 2003, Amtrak appealed the decision to the
      U. S. Court of Appeals for the First Circuit.

      Changes in capital structure:

      During 2001, the shareholders of the Company approved a change in its capital structure to create three new classes of stock, Class A Common Stock, Class B Common Stock and Excess Stock. The former common stock has been reclassified to Class A, 3,000,000 shares of which are outstanding. In addition, in December 2001, the Company issued in the form of a stock dividend one Class B share for each ten Class A shares held, resulting in the issuance of 299,956 Class B shares. The Company further amended its Articles of Incorporation to prohibit shareholders from acquiring more than a 5% interest in the Company and to prohibit the two shareholders who beneficially own in excess of 5% of the Company's classes of common stock from increasing their percentage ownership of each class of common stock. The purpose of the amendment was to provide the Company with the necessary flexibility to qualify as a real estate investment trust (REIT). The Company has not decided to make an election to be taxed as a

      REIT and, depending on future circumstances, may never do so. In the event that the Company elects to become a REIT, the holders of Class A common stock would be entitled to elect one-third of the Company's Board of Directors, with the balance of the Directors to be elected by the owners of the Class B common stock. If the Company does not make an election to be taxed as a REIT on or before March 31, 2005, the restrictions on share ownership will lapse and the shares of Class B Common Stock will automatically be converted into shares of Class A Common Stock on a one for one basis.

      New accounting pronouncements:

      During 2001, Statement of Financial Accounting Standards (FAS) No. 143 (Accounting for Asset Retirement Obligations) was issued and is effective for fiscal years beginning after June 15, 2002. FAS No. 143 establishes standards for the recognition and measurement of a liability for an asset retirement obligation associated with the retirement of tangible long-lived assets and an associated asset retirement cost in instances where the obligation is the result of an existing or enacted law, statute, ordinance, or written or oral contract. The Company is not subject to any such obligations and, accordingly, the provisions of FAS No. 143 are not applicable to the Company.

      During 2001 and 2002 various other FAS's were issued, the provisions of which are also not applicable to the Company.

2.    RESULTS OF OPERATIONS:

      Leasing segment:

      Revenue from leasing for 2002 increased 3% from 2001 principally due to revenue from renewals of short-term parking leases and higher option payments received from leases on undeveloped parcels which will not commence until construction begins. This increase was offset by the fact that the Company, unlike in 2001, did not record any temporary condemnation revenue or receive a pre-construction payment. Exclusive of the temporary condemnation revenue and the pre-construction payment reported in 2001, revenue from leasing for 2002 increased 18% from the 2001 level. The expenses applicable to the leasing segment increased 16% from the 2001 level principally due to the settlement with Amtrak of the electricity issue in the parking garage for $92,000, higher professional fees related to the Amtrak litigation and an increase in property taxes.

      As described in Note 7 of Notes to Consolidated Financial Statements in
      Item 7 hereof, the Company appealed the tax increase for the years 1995 through 1999 and 2001 to the Providence Board of Tax Assessment Review (the Board). In March 2002, the Board denied the Company's appeal. The Company appealed the decision of the Board to the Superior Court. The Company cannot predict when this case will be heard or the outcome of the case. The Company's failure to achieve relief from the City of Providence's taxes will continue to have a material adverse effect on the income derived from its leasing segment. To date, all of the Company's long-term leases of the Capital Center property which have commenced require the tenant to pay all real property taxes. The Company has no reason to believe that future leases will not contain a similar requirement.

      Petroleum storage:

      Revenue from petroleum storage facilities for 2002 increased 6% from the 2001 level resulting principally from a scheduled annual fee increase and the reversal of the $50,000 payable in connection with an environmental incident that occurred in 1994. See Note 4 of Notes to Consolidated Financial Statements in Item 7 hereof. Expenses applicable to petroleum storage facilities for 2002 decreased 3% from 2001 principally due to a decrease in scheduled repairs and maintenance expense offset in part by higher professional fees and the accrual of the $100,000 verdict entered against the Company in connection with the Wilkesbarre Pier litigation. See Note 4 of Notes to Consolidated Financial Statements in Item 7 hereof. For the years ended December 31, 2002 and 2001, the legal fees in connection with this litigation were $690,000 and $638,000, respectively. The Company believes that the amount of legal fees incurred will be substantially lower in 2003.

      General:

      Interest income increased 81% from 2001 resulting from interest received on income tax refunds offset in part by a decrease in interest income resulting from a lower level of temporary cash investments. General and administrative expenses for 2002 decreased 8% from the 2001 level due principally to lower professional fees. The Company incurred significant professional fees in 2001 in connection with its recapitalization.

      Liquidity:

      Historically, the Company has had adequate liquidity to fund its operations.

      In 1999, the Company was the recipient of substantial condemnation proceeds. In February 2002, the Company effected a qualifying purchase with a consolidated subsidiary which permitted it to amend its 1999 federal and state income tax returns to claim refunds totaling $568,000 with respect to condemnation proceeds previously taxed. For federal income tax reporting purposes, the Company reported a loss for the year ended December 31, 2001, and filed a carryback claim that resulted in a refund of federal income taxes previously paid for years 1996 through 1999 in the amount of $607,000. The Company received all of these refunds plus interest in 2002.

      For income tax reporting purposes, the Company is reporting a tax loss for the year ended December 31, 2002 and will file a carryback claim that will result in a refund of federal income taxes previously paid in the amount of $372,000. With this refund, the Company will have recovered substantially all federal income taxes paid during the carryback period.

      In February 2002, the Company paid a quarterly dividend of $99,000 to holders of Class A and Class B common stock at the rate of $.03 per share. However, at subsequent quarterly meetings, the Board of Directors elected to omit the dividend pending resolution of the Company's tax appeals against the City of Providence and other matters. See Note 7 of Notes to Consolidated Financial Statements in Item 7 hereof. The Board re-examines the situation quarterly to determine whether the dividend will be reinstated. The declaration of future dividends and the amount thereof will depend on the Company's future earnings, financial factors and other events.

      The Company has no present commitments for the purchase of properties and equipment.

      In connection with the condemnation by Amtrak, in November 2002 the Company was awarded approximately $1,500,000 including interest in additional damages. In February 2003, Amtrak appealed the decision to the
      U. S. Court of Appeals for the First Circuit. The Company is unable to determine when the appeal will be heard and the amount of additional damages, if any, the Company may ultimately receive.

      In connection with one of the land leases which will not commence until construction begins, the developer has made a series of six-month option payments each in the amount of $109,000, the last of which was paid in December 2002. This option will terminate June 27, 2003. The Company has no assurance that additional option payments will be made.

      As discussed above, the Company's extended agreement with Oil Company terminates March 31, 2003.

      While the Company has been adversely impacted by the cost of the Wilkesbarre Pier litigation and the increase in the City of Providence real property taxes, in management's opinion, the Company should be able to generate sufficient amounts of cash to meet all of its anticipated obligations. In the event temporary additional liquidity is required, the Company believes that a line of credit or other arrangements could be obtained by pledging some or all of its unencumbered assets as collateral.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Certified Public Accountants
10 Weybosset Street
Suite 700
Providence, Rhode Island 02903

INDEPENDENT AUDITORS' REPORT

Board of Directors
Capital Properties, Inc.
East Providence, Rhode Island

We have audited the accompanying consolidated balance sheet of Capital Properties, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of loss and retained earnings, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.


                                /s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

March 11, 2003

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002

ASSETS

Properties and equipment (net of accumulated depreciation) ..................          $15,184,000
Cash and cash equivalents ...................................................            1,633,000
Receivables:
   Income taxes .............................................................              372,000
   Other ....................................................................               83,000
Accrued rental income .......................................................              480,000
Prepaid and other ...........................................................              268,000
                                                                                       -----------
                                                                                       $18,020,000
                                                                                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
    Property taxes ..........................................................          $   936,000
    Other ...................................................................            1,028,000
   Deferred income taxes, net ...............................................            3,519,000
                                                                                       -----------
                                                                                         5,483,000
                                                                                       -----------
Shareholders' equity (Note 5):
   Class A common stock, $.01 par; authorized 6,000,000 shares;
     issued and outstanding 3,000,000 shares ................................               30,000
   Class B common stock, $.01 par; authorized 300,000 shares;
     issued and outstanding 299,956 shares ..................................                3,000
   Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding
   Capital in excess of par .................................................           11,795,000
   Retained earnings ........................................................              709,000
                                                                                       -----------
                                                                                        12,537,000
                                                                                       -----------
                                                                                       $18,020,000
                                                                                       ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                2002               2001
                                                                                            -----------        -----------
Income:
   Revenues:
    Leasing ................................................................                $ 2,778,000        $ 2,702,000
    Petroleum storage facilities ...........................................                  1,857,000          1,752,000
                                                                                            -----------        -----------
                                                                                              4,635,000          4,454,000

    Interest ...............................................................                    103,000             57,000
    Gain on permanent condemnation .........................................                         -0-           300,000
                                                                                            -----------        -----------
                                                                                              4,738,000          4,811,000
                                                                                            -----------        -----------
Expenses:
   Expenses applicable to:
    Leasing ................................................................                  2,416,000          2,074,000
    Petroleum storage facilities ...........................................                  2,271,000          2,331,000
   General and administrative ..............................................                    998,000          1,084,000
                                                                                            -----------        -----------
                                                                                              5,685,000          5,489,000
                                                                                            -----------        -----------

Loss before income taxes ...................................................                   (947,000)          (678,000)
                                                                                            -----------        -----------

Income tax expense (benefit):
   Current .................................................................                   (955,000)          (621,000)
   Deferred ................................................................                    681,000            499,000
                                                                                            -----------        -----------
                                                                                               (274,000)          (122,000)
                                                                                            -----------        -----------

Net loss ...................................................................                   (673,000)          (556,000)

Retained earnings, beginning ...............................................                  1,481,000          2,397,000

Dividends on common stock (2002, $.03; 2001, $.11)
   (Note 5) ................................................................                    (99,000)          (360,000)
                                                                                            -----------        -----------

Retained earnings, ending ..................................................                $   709,000        $ 1,481,000
                                                                                            ===========        ===========

Basic loss per share (Note 5) ..............................................                $      (.20)       $      (.17)
                                                                                            ===========        ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                   2002                 2001
                                                                               -----------          -----------
Cash flows from operating activities:
   Net loss .........................................................          $  (673,000)         $  (556,000)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation ...................................................              418,000              412,000
     Accrued rental income ..........................................              (24,000)              15,000
     Deferred income taxes ..........................................              681,000              499,000
     Deferred condemnation proceeds, temporary ......................                   -0-             (74,000)
     Gain on permanent condemnation .................................                   -0-            (300,000)
     Changes in assets and liabilities:
      Increase in:
       Prepaid and other ............................................              (58,000)              (7,000)
       Accounts payable and accrued expenses ........................              278,000              416,000
      Decrease in receivables .......................................              179,000               99,000
                                                                               -----------          -----------
   Net cash provided by operating activities ........................              801,000              504,000
                                                                               -----------          -----------

Cash flows from investing activities:
   Purchase of properties and equipment .............................             (236,000)          (1,511,000)
   Proceeds from condemnation .......................................                   -0-             925,000
                                                                               -----------          -----------
   Net cash used in investing activities ............................             (236,000)            (586,000)
                                                                               -----------          -----------

Cash used in financing activities, payment of dividends .............              (99,000)            (360,000)
                                                                               -----------          -----------

Increase (decrease) in cash and cash equivalents ....................              466,000             (442,000)
Cash and cash equivalents, beginning ................................            1,167,000            1,609,000
                                                                               -----------          -----------
Cash and cash equivalents, ending ...................................          $ 1,633,000          $ 1,167,000
                                                                               ===========          ===========

Supplemental disclosures:
   Cash paid or received for income taxes:
    Cash paid .......................................................          $     7,000          $     9,000
                                                                               ===========          ===========
    Refunds received ................................................          $ 1,198,000          $   434,000
                                                                               ===========          ===========

   Non-cash investing activities:
    As discussed in Note 4, in 2002 the Company reclassified as properties and equipment $197,000 previously reported as a receivable.

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of presentation and principles of consolidation:

      The accompanying consolidated financial statements include the accounts of Capital Properties, Inc. (the Company) and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Description of business:

      The Company operates in two segments: (1) the leasing of certain of its real estate interests in downtown Providence, Rhode Island, and locations along interstate and primary highways in Rhode Island and Massachusetts for outdoor advertising purposes; and (2) the operation of its petroleum storage facilities (Petroleum Facilities) in East Providence, Rhode Island.

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

      Cash and cash equivalents:

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consisted of a short-term uninsured repurchase agreement which the Company routinely purchases, totaling $1,507,000 at December 31, 2002.

      Properties and equipment:

      Properties and equipment are stated at cost. Acquisitions and additions are capitalized while routine maintenance and repairs, which do not improve or extend asset lives, are charged to expense when incurred. Depreciation is being provided by the straight-line method over the estimated useful lives of the respective assets.

      The Company follows the provisions of Statement of Financial Accounting Standards (FAS) No. 144 (Accounting for the Impairment or Disposal of Long-Lived Assets) which requires that properties and equipment held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value and the estimated fair value of the asset.

      Leasing revenue:

      The Company's properties leased to others are under operating leases. The Company reports leasing revenue when earned under the operating method.

      Certain of the Company's long-term land leases, including the outdoor advertising locations, provide for presently known scheduled rent increases over the terms (30 to 149 years). In accordance with the provisions of FAS No. 13 (Accounting for Leases) and certain of its interpretations, the Company is recognizing leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as income that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.

      Contingent revenue:

      The Company reports contingent revenue in the period in which the factors occur on which the contingent payments are based.

      Condemnation proceeds:

      The Company recognizes revenue from a permanent condemnation in the period in which the cash is received and recognizes revenue from a temporary condemnation on a straight-line basis over its term.

      Income taxes:

      The Company and its subsidiaries file consolidated income tax returns.

      Income taxes are provided based on income reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable because of temporary differences associated with the recognition of certain income and expense items for financial reporting and tax reporting purposes.

2.    PROPERTIES AND EQUIPMENT:

            Properties on lease or held for lease:
              Land and land improvements .................................          $ 3,740,000
              Parking garage .............................................            2,500,000
                                                                                    -----------
                                                                                      6,240,000
                                                                                    -----------
            Petroleum storage facilities:
               Land and land improvements ................................            5,106,000
               Buildings and structures ..................................              703,000
               Tanks and equipment .......................................            8,978,000
                                                                                    -----------
                                                                                     14,787,000
                                                                                    -----------

            Office equipment .............................................               84,000
                                                                                    -----------
                                                                                     21,111,000
                                                                                    -----------
            Less accumulated depreciation:
               Properties on lease or held for lease .....................              928,000
               Petroleum storage facilities ..............................            4,930,000
               Office equipment ..........................................               69,000
                                                                                    -----------
                                                                                      5,927,000
                                                                                    -----------
                                                                                    $15,184,000
                                                                                    ===========

      Under a 1990 agreement with the State of Rhode Island, the Company was obligated to pay the State $158,000 for the construction of certain improvements affecting one of the Company's parcels located in the Capital Center Project area. Since the Company had an agreement with the developer of the parcel to reimburse the Company for the amount owed to the State, the Company did not record this liability on its balance sheet. The agreement between the developer and the Company terminated in 1999. In December 1999, the Company attempted to tender the $158,000 to the State in satisfaction of its obligation, which amount was reported as an addition to properties and equipment. Subsequently, the State claimed that the Company owed interest in the amount of $130,000, which the Company disputed. In July 2000, the Company and the State reached an agreement whereby the Company has agreed to pay a total of $65,000 in interest. The State is unable to locate the original note and to deliver a discharge of the mortgage held by it with respect to this property. In November 2000, the Company commenced proceedings against the State in the Rhode Island Superior Court seeking an order from the Superior Court decreeing, upon the deposit of the $223,000 with the Court, that the Company shall be discharged from all responsibility under the note and that the note is paid in full. The matter has not been heard. At December 31, 2002, the Company is reporting this amount in accounts payable and accrued expenses, other on the accompanying consolidated balance sheet.

3.    DESCRIPTION OF LEASING ARRANGEMENTS:

      As lessor:

      At December 31, 2002, the Company had entered into six long-term land leases covering six land parcels; of these leases, three will not commence until construction begins.

      The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 29 years and for public parking purposes under short-term cancellable leases.

      For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $14,835,000 through December 31, 2002. Management has concluded that a portion of the excess of straight-line over contractual rentals ($480,000 at December 31, 2002) is realizable when payable over the terms of the leases.

      Minimum future contractual rental payments to be received from noncancellable leases as of December 31, 2002 are:

           Year ending December 31,
                  2003...................................         $  1,563,000
                  2004...................................            1,623,000
                  2005...................................            1,666,000
                  2006...................................            1,615,000
                  2007...................................            1,609,000
                  2008 to 2142...........................          184,716,000
                                                                  ------------
                                                                  $192,792,000
                                                                  ============

      In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon.

      The three long-term land leases which have commenced provide that the tenants pay the City of Providence for real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of loss and retained earnings. These tenant payments attributable to the Company's land totaled $330,000 and $315,000 for the years ended December 31, 2002 and 2001, respectively.

      The lease pertaining to outdoor advertising provides that the Company receive contingent rentals based upon a fixed percentage of the total annual revenue received by the tenant provided such revenue exceeds the contractual base payment. Contingent rental income totaled $57,000 for the each of the years ended December 31, 2002 and 2001.

      In connection with one of the land leases which was terminated and replaced with a new lease which will not commence until construction begins, the Company received a payment of $278,000 in December 2001 representing a one-time preconstruction obligation of the developer, which amount is included in leasing revenues on the accompanying consolidated statement of loss and retained earnings for the year ended December 31, 2001.

      Under the three land leases which will not commence until construction begins, option payments are being made by the developers. Under one of the leases (which replaced the terminated lease discussed above), the developer made a series of six-month option payments, the last of which was paid in December 2002. This option will terminate June 27, 2003. Under another lease, the Company receives option payments pursuant to a month-to-month arrangement. On the third lease, the Company will begin receiving option payments April 1, 2003.

      As lessee:

      The Company leases certain properties for outdoor advertising purposes under noncancellable leases which expire at various dates to 2011. In most cases, management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Rent expense amounted to $47,000 and $45,000 in 2002 and 2001, respectively. Future minimum lease payments under noncancellable leases at December 31, 2002 are as follows: 2003, $47,000; 2004, $48,000; 2005, $32,000; 2006,
      $14,000; 2007, $12,000 and thereafter, $45,000.

4.    PETROLEUM STORAGE FACILITIES:

      Current operations:

      The Company and a petroleum distribution company (Petroleum Company) entered into an agreement which will expire April 30, 2004, but will continue thereafter on a year-to-year basis unless terminated by either party upon three months written notice, whereby the Company operates the entire Petroleum Facilities for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements. The agreement further provides for annual fee increases of 4.5%. After the scheduled increase on May 1, 2002, the present monthly fee is $118,000.

      The agreement also provides that the Company will receive an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in an agreement year (contingent revenue). For the agreement year ended April 30, 2002, throughput exceeded 2,000,000 barrels in January 2002. For the agreement year ending April 30, 2003, throughput exceeded 2,000,000 barrels in December 2002. For the years ended December 31, 2002 and 2001, the Company earned contingent revenues of $188,000 and $197,000, respectively, which amounts are reported in revenues, petroleum storage facilities on the accompanying consolidated statements of loss and retained earnings for the years ended December 31, 2002 and 2001.

      Environmental incident:

      In March 2002, during testing of monitoring wells at the Petroleum Facilities, the Company's consultant sampled a groundwater monitoring well located on that portion of the Petroleum Facilities purchased in 2002 and discovered free floating phase product. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company currently stores at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, and the results indicate that the gasoline is not coming from the Company's Petroleum Facilities. The Company notified the State of Rhode Island Department of Environmental Management (RIDEM). The Company will continue to monitor RIDEM's investigation of this contamination by to ensure that the responsible party addresses this contamination.

      The Company maintains what management believes to be adequate levels of insurance. The Company notified its insurance company of the contamination. The insurance company advised the Company that coverage is only provided under policies in place at the time the contamination occurs.

      For the year ended December 31, 2002, the Company incurred costs totaling $102,000 principally for the initial investigation and laboratory analysis, which amounts are included in expenses applicable to petroleum storage facilities on the accompanying consolidated statement of loss and retained earnings. Currently, the Company is not incurring significant costs in connection with this matter and is unable to determine the costs it might incur to remedy the situation as well as any costs to investigate, defend and seek reimbursement from the responsible party with respect to this contamination. This situation does not affect current operations at the Petroleum Facilities.

      The Company had previously recorded a payable of $50,000 in connection with an environmental incident that occurred in 1994. The Company has determined that it would no longer incur significant costs in connection with the implementation of a monitoring plan approved by RIDEM and during 2002 reversed the previously recorded payable, which amount is included in petroleum storage facilities revenue on the accompanying consolidated statement of loss and retained earnings for the year ended December 31, 2002.

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

      Effective January 1, 1998, Railroad and a company which uses the Pier to off-load primarily gasoline from ships to its terminal (Oil Company) entered into an agreement (the Agreement) whereby Oil Company agreed to pay annual fees for five years (1998, $185,000; 1999 and 2000, $285,000;
      and 2001 and 2002, $185,000). In January 1998, the Company exercised its right and acquired the Pier, and Railroad assigned its rights under the Agreement to the Company. Under the terms of the Agreement, the owner of the Pier is not required to make any repairs to the Pier. The Agreement terminates March 31, 2003.

      In May 2000, the Fire Department of the City of East Providence (Fire Department) notified the Company, Oil Company and another company then related to Oil Company (Other Company) that there was a lack of adequate fire protection at the Pier and required them to install certain equipment and facilities. The Company demanded that Other Company take steps to commence and complete the performance of all work and to supply all material required to satisfy the Fire Department. In 2000 and 2001, the Company incurred costs totaling $197,000, which were reported in receivables, other since the Company anticipated being reimbursed by Other Company. In 2002, the Company incurred additional costs totaling $175,000 to complete the installation.

      In August 2000, Oil Company and Other Company (collectively Plaintiffs) filed a lawsuit against the Company in the United States District Court for the District of Rhode Island claiming fraud on the part of Railroad and sought rescission of the Agreement and other agreements. The Company filed counterclaims against Other Company, including one for damages based on Other Company's failure to comply with the order and direction of the Fire Department as well as the failure of Other Company to comply with certain other agreements. Plaintiffs amended their complaint in June 2001 to include additional claims. Following the close of discovery, the Court dismissed all the fraud claims. The Court later bifurcated the trial of the jury claims for damages and the non-jury claims for declaratory and injunctive relief.

      The jury claims were tried in December 2002. The jury returned a verdict against the Company in the amount of $100,000, which amount has been recorded in expenses applicable to petroleum storage facilities on the accompanying consolidated statement of loss and retained earnings for the year ended December 31, 2002. The Company has filed a post-trial motion requesting that the Court vacate the verdict. The Court entered judgment as a matter of law against the Company on the Company's claim that Other Company was obligated to pay for the installation of certain fire suppression equipment on the Pier. Accordingly, the Company has reclassified as properties and equipment the previously reported receivable in the amount of $197,000 and capitalized the $175,000 of costs incurred in 2002. Trial of the remaining non-jury claims is anticipated in the spring of 2003.

      For the years ended December 31, 2002 and 2001, the Company incurred legal fees in connection with this litigation of $690,000 and $638,000, respectively, which amounts are included in expenses, petroleum storage facilities on the accompanying consolidated statements of loss and retained earnings for the years ended December 31, 2002 and 2001.

      Pursuant to a Guaranty and Indemnity Agreement, the Company filed a lawsuit in September 2002 against Other Company and Other Company's parent in the U. S. District Court for the Eastern District of New York seeking reimbursement for all reasonable costs incurred by the Company in defending the Wilkesbarre Pier litigation described above. The matter has been transferred to the U. S. District Court for the District of Rhode Island and is in the early stages of discovery.

5.    SHAREHOLDERS' EQUITY:

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

      Dividends on common stock for periods prior to the recapitalization and basic loss per share on the accompanying consolidated statements of loss and retained earnings have been restated to give effect to the additional shares outstanding.

      The amended Articles of Incorporation prohibit any shareholder from acquiring more than a 5% interest in the Company's classes of common stock and prohibit the two shareholders who each beneficially own in excess of 5% of the Company's classes of common stock from increasing their percentage ownership of each class of common stock. Should a shareholder acquire a number of shares that results in the limitation being exceeded, shares in excess of the limitation would be converted into an equal number of shares of Excess Stock. Excess Stock is non-voting and is not entitled to dividends. However, the shareholder may designate a qualifying transferee for shares of Excess Stock, at which time such shares would be converted and reissued as Class A or B Common shares as the case may be.

      The purpose of the amendment of the Articles of Incorporation was to provide the Company with the necessary flexibility to qualify to be taxed as a real estate investment trust (REIT). The Company has not decided to make an election to become a REIT and, depending on future circumstances, may never do so.

      In the event the Company elects to become a REIT, the holders of the Class A Common Stock would be entitled to elect one-third of the Company's Board of Directors (Directors), with the balance of the Directors to be elected by the holders of the Class B Common Stock.

      If the Company does not make an election to be taxed as a REIT on or before March 31, 2005, the restrictions on share ownership will automatically lapse and shares of Class B Common Stock will automatically be converted into shares of Class A Common Stock on a one for one basis.

6.    CLAIM AGAINST CITY OF PROVIDENCE FOR ATTORNEYS FEES:

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

7.    CITY OF PROVIDENCE PROPERTY TAXES:

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

      In August 2001, the Company received real property tax bills from the City of Providence for 2001 totaling $1,845,000. Of this amount, $82,000 represented the annual tax on the property condemned by Amtrak in May 2001 (see Note 8), and the Company has paid to the City its share of such tax on this condemned property ($29,000) to the date of condemnation.

      In accordance with statutory requirements, after the first tax installment of $461,000 was paid in August 2001, the Company filed appeals with the City contesting the assessed values with respect to most of its properties. If successful, the appeals will reduce the Company's annual tax expense to approximately $1,105,000.

      The Providence Board of Tax Assessment Review (the Board) failed to hear any of the Company's appeals until it was directed to do so by the Superior Court. The hearing was held in March 2002 and the Board denied all of the Company's appeals for the years 1995 through 1999 and 2001. The Company appealed the decision of the Board to the Superior Court.

      In August 2002, the Company received real property tax bills from the City of Providence for 2002 totaling $1,850,000. After paying the first installment of $463,000 in September 2002, the Company filed appeals with the City contesting the assessed values with respect to most of its properties. If successful, the appeals will reduce the Company's annual tax expense to approximately $1,166,000. The Board has not scheduled a hearing date for the 2002 appeals.

      The Company and the City have scheduled mediation in March 2003 in an effort to resolve all property tax disputes.

      The Company is unable to determine to what extent, if any, the taxes may be reduced. The Company is recording and paying its tax expense in accordance with the bills received.

8.    DISPUTE WITH AMTRAK:

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

      The Company believed that the condemnation amounts paid by Amtrak were inadequate and sought additional compensation. In June 2001, the U. S. District Court included this condemnation suit in the consolidated case.

      In October 2002, the Company agreed to pay $92,000 to Amtrak in full settlement of all claims for electricity used in the parking garage from 1988 to 1997, which amount is included in expenses applicable to leasing on the accompanying consolidated statement of loss and retained earnings for the year ended December 31, 2002. The Company and Amtrak have also agreed to enter into a reciprocal cross easement agreement relative to all encroachments and to exchange title reports. The Company anticipates that this agreement will be executed in the first quarter of 2003.

      In November 2002, the consolidated case was tried in the U.S. District Court and the Company was awarded approximately $1,500,000, including interest, in additional damages resulting from the aforementioned condemnations. In February 2003, Amtrak appealed the decision to the U. S. Court of Appeals for the First Circuit. The Company is unable to determine when the appeal will be heard and the amount of additional damages, if any, the Company may ultimately receive. Pending the final resolution of the matter, the Company is not reporting the award as income in the accompanying consolidated financial statements.

9.    DISPUTE WITH THE FEDERAL RAILROAD ADMINISTRATION:

      The Company is in litigation with FRA. In 1999, the State of Rhode Island sued the Company to block an increase of commuter parking rates charged in its parking garage by the tenant. The U. S. District Court entered a preliminary injunction preventing the Company's tenant from doing so without prior FRA approval. The United States Court of Appeals for the First Circuit affirmed this order. The Company thereafter entered into a consent judgment with the State of Rhode Island whereby the Company's tenant is restrained from increasing certain parking rates without FRA approval. In connection with this litigation, the Company requested FRA approval to increase the commuter parking rates. FRA denied this request. The Company then filed suit against FRA in the United States Court of Claims alleging that FRA's denial constituted a breach of its contractual obligations and seeking unspecified money damages. The Company moved for summary judgment on its claim in September 2001 and is awaiting a hearing date. In the meantime, FRA has partially approved several subsequent requests by the Company to allow its tenant to increase rates at the parking garage.

10.   INCOME TAXES:

      The permanent condemnation proceeds received in 1999 qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. In February 2002, the Company effected a qualifying purchase with a consolidated subsidiary and amended its 1999 federal and state income tax returns with respect to condemnation proceeds previously taxed. The Company received refunds totaling $661,000, including interest of $94,000.

      For income tax reporting purposes, the Company reported a tax loss for the year ended December 31, 2001, and filed carryback claims that resulted in a refund of federal income taxes previously paid in the amount of $631,000.

      For income tax reporting purposes, the Company is reporting a tax loss for the year ended December 31, 2002, and will file carryback claims that will result in a refund of federal income taxes previously paid in the amount of $372,000.

      Under present Rhode Island law, income tax losses cannot be carried back, and state tax loss carryforwards are limited to the amount of the federal tax loss carryforward. As of December 31, 2002, the Company does not have any federal or state loss carryforwards.

      As a result of these differences in the federal and state tax laws, the income tax provision does not bear the customary relationship to loss before income taxes as the current provision does not recognize any state income tax benefit from carryback claims while the deferred provision provides for state taxes on temporary differences at the applicable state rate. A reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to loss before income taxes is as follows:

                                                                         2002            2001
                                                                      ---------      ---------
         Computed "expected" tax benefit ........................     $(322,000)     $(231,000)
         Decrease in benefit resulting from:
           State income tax, net of Federal income tax
             (benefit)...........................................        48,000         81,000
           Nondeductible restructuring expenses..................            -0-        22,000
           Statutory and other...................................            -0-         6,000
                                                                      ---------      ---------
                                                                      $(274,000)     $(122,000)
                                                                      =========      =========

      Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at December 31, 2002 were as follows:

           Gross deferred tax liabilities:
            Property having a financial statement basis
                in excess of tax basis ...........................   $ 3,531,000
            Accrued rental income ................................       192,000
                                                                     -----------
                                                                       3,723,000
           Gross deferred tax assets .............................      (204,000)
                                                                     -----------
                                                                     $ 3,519,000
                                                                     ===========

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

      The Petroleum Storage Facilities segment consists of the operating of the Petroleum Facilities in East Providence under a five-year agreement at a fixed monthly rate for the Petroleum Company which stores and distributes petroleum products. The Agreement includes provisions to extend and additional payments based upon throughput. (See Note 4).

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

      There are no inter-segment revenues. The Company did not incur interest expense during the year ended December 31, 2002 and 2001.

The following financial information is used for making operating decisions and assessing performance of the Company's segments:

                                                                                          Petroleum
                                                                                           Storage
                                                                       Leasing            Facilities              Total
                                                                     -----------         ------------         ------------
         Year ended December 31, 2002:

         Revenues:
             Contractual ....................................        $ 2,265,000         $  1,669,000         $  3,934,000
             Contingent .....................................             57,000              188,000              245,000
             Option .........................................            432,000                   -0-             432,000
             Non-cash, excess of straight-line over
               contractual rentals ..........................             24,000                   -0-              24,000
                                                                     -----------         ------------         ------------
                                                                     $ 2,778,000         $  1,857,000         $  4,635,000
                                                                     ===========         ============         ============

          Property tax expense ..............................        $ 1,835,000         $    108,000         $  1,943,000
                                                                     ===========         ============         ============

          Depreciation ......................................        $    63,000         $    344,000         $    407,000
                                                                     ===========         ============         ============

          Income (loss) before income taxes .................        $   362,000         $   (414,000)        $    (52,000)
                                                                     ===========         ============         ============

          Assets ............................................        $ 5,843,000         $ 10,243,000         $ 16,086,000
                                                                     ===========         ============         ============
          Properties and equipment:
             Additions ......................................        $        -0-        $    544,000         $    544,000
                                                                     ===========         ============         ============
             Deletions ......................................        $   (10,000)        $         -0-        $    (10,000)
                                                                     ===========         ============         ============

         Year ended December 31, 2001:

         Revenues:
             Contractual ....................................        $ 2,234,000         $  1,555,000         $  3,789,000
             Preconstruction payment ........................            278,000                   -0-             278,000
             Contingent .....................................             57,000              197,000              254,000
             Option .........................................             74,000                   -0-              74,000
             Non-cash:
               Condemnation, temporary ......................             74,000                   -0-              74,000
               Excess of contractual over straight-line
                 rentals ....................................            (15,000)                  -0-             (15,000)
                                                                     -----------         ------------         ------------
                                                                     $ 2,702,000         $  1,752,000         $  4,454,000
                                                                     ===========         ============         ============

          Property tax expense ..............................        $ 1,791,000         $     85,000         $  1,876,000
                                                                     ===========         ============         ============

          Depreciation ......................................        $    63,000         $    340,000         $    403,000
                                                                     ===========         ============         ============

          Income (loss) before income taxes .................        $   628,000         $   (579,000)        $     49,000
                                                                     ===========         ============         ============

          Assets ............................................        $ 5,963,000         $ 10,040,000         $ 16,003,000
                                                                     ===========         ============         ============
          Properties and equipment:
             Additions ......................................        $        -0-        $    385,000         $    385,000
                                                                     ===========         ============         ============
             Deletions ......................................        $  (625,000)        $         -0-         $   (625,000)
                                                                     ===========         ============         ============

      The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements:

                                                                                          2002                    2001
                                                                                      ------------            ------------
         Income:
           Revenues for operating segments ................................           $  4,635,000            $  4,454,000
           Gain from permanent condemnation ...............................                     -0-                300,000
           Interest income ................................................                103,000                  57,000
                                                                                      ------------            ------------
            Total consolidated income .....................................           $  4,738,000            $  4,811,000
                                                                                      ============            ============

         Property tax expense:
           Property tax expense for operating segments ....................           $  1,943,000            $  1,876,000
           Unallocated property tax expense ...............................                  1,000                   1,000
                                                                                      ------------            ------------
            Total consolidated property tax expense .......................           $  1,944,000            $  1,877,000
                                                                                      ============            ============

         Depreciation:
           Depreciation for operating segments ............................           $    407,000            $    403,000
           Unallocated corporate depreciation .............................                 11,000                   9,000
                                                                                      ------------            ------------
            Total consolidated depreciation ...............................           $    418,000            $    412,000
                                                                                      ============            ============

         Income (loss) before income taxes:
           Income (loss) for operating segments ...........................           $    (52,000)           $     49,000
           Gain on permanent condemnation .................................                     -0-                300,000
           Interest income ................................................                103,000                  57,000
           Unallocated corporate expenses .................................               (998,000)             (1,084,000)
                                                                                      ------------            ------------
            Total consolidated loss before
               income taxes ...............................................           $   (947,000)           $   (678,000)
                                                                                      ============            ============

         Assets:
           Assets for operating segments ..................................           $ 16,086,000            $ 16,003,000
           Corporate cash and cash equivalents ............................              1,507,000               1,048,000
           Income tax receivable ..........................................                372,000                 607,000
           Other unallocated amounts ......................................                 55,000                  63,000
                                                                                      ------------            ------------
            Total consolidated assets .....................................           $ 18,020,000            $ 17,721,000
                                                                                      ============            ============

         Additions (deletions) to properties and equipment:
           Additions:
            Operating segments ............................................           $    544,000            $    385,000
            Unallocated corporate additions ...............................                  1,000                  17,000
                                                                                      ------------            ------------
              Total consolidated additions ................................           $    545,000            $    402,000
                                                                                      ============            ============
           Deletions, operating segment and total
            consolidated deletion .........................................           $    (10,000)           $   (625,000)
                                                                                      ============            ============

      The following table sets forth those customers whose revenues exceed 10% of the Company's total consolidated revenue:

                                                                                           2002                   2001
                                                                                      ------------            ------------
         Leasing segment:
            A .............................................................           $    779,000            $    689,000
            B .............................................................                676,000                 592,000
            C .............................................................                367,000                 367,000
                                                                                      ------------            ------------
                                                                                      $  1,822,000            $  1,648,000
                                                                                      ============            ============
         Petroleum Storage Facilities segment
            (one customer) ................................................           $  1,622,000            $  1,567,000
                                                                                      ============            ============

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying amounts of the Company's financial instruments approximate their fair values at December 31, 2002, due to the short maturities of cash and cash equivalents, receivables and accounts payable and accrued expenses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
ISSUER

For information with respect to the directors and control persons of the Issuer, see Pages 2, 3 and 4 of the Issuer's definitive proxy statement for the 2003 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Issuer:

                                                                           Date of First
Name                            Age               Office Held            Election to Office
----                            ---               -----------            ------------------
Robert H. Eder                   70               Chairman                      1995
Ronald P. Chrzanowski            60               President                     1997
Barbara J. Dreyer                64               Treasurer                     1997
Stephen J. Carlotti              60               Secretary                     1998

All officers hold their respective offices until their successors are duly elected and qualified. Mr. Chrzanowski served as Vice President of the Issuer from November 12, 1997 to December 31, 1997, and as President since that date. Ms. Dreyer served as President and Treasurer of the Issuer from 1995 to 1997 and as Treasurer since that date. Mr. Carlotti is a partner in the law firm, Hinckley, Allen & Snyder LLP, which firm provides legal services to the Company

ITEM 10. EXECUTIVE COMPENSATION

See page 3 of the Issuer's definitive proxy statement for the 2003 annual meeting of its shareholders, which page is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See page 4 of the Issuer's definitive proxy statement for the 2003 annual meeting of its shareholders, which page is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   INDEX OF EXHIBITS:

      3.1   Amended Articles of Incorporation (incorporated by reference to
            Exhibit 3.1 to the Issuer's report on Form 8-K filed December 10,
            2001).

      3.2 By-laws, as amended (incorporated by reference to Exhibit 3(b) to the Issuer's quarterly report on Form 10-QSB for the quarter ended September 30, 1999).

      10    Material contracts: leases between Metropark, Ltd. and registrant:

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

      20.1  Map of the Registrant's parcels in Downtown Providence, Rhode Island

      20.2 Map of the Registrant's petroleum storage facilities in East Providence, Rhode Island

      21    Subsidiaries of the Registrant

      99.1 Certification of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2 Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) A report on Form 8-K was filed on November 26, 2002, announcing that the U.S. District Court for the District of Rhode Island awarded the registrant approximately $1.48 million in additional damages in connection with a condemnation proceedings brought by the National Rail Passenger Corporation.

ITEM 14. CONTROLS AND PROCEDURES

Under the supervision of the Company's management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of such date, the Company's disclosure controls and procedures were effective in making them aware on a timely basis of the material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    SIGNATURE

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CAPITAL PROPERTIES, INC.


                                  By /s/ Ronald P. Chrzanowski
                                     -----------------------------------------
                                     Ronald P. Chrzanowski
                                     President and Principal Executive Officer

DATED: March 11, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and on the dates indicated.

/s/ Robert H. Eder                                   March 14, 2003
---------------------------------------
Robert H. Eder
Chairman and Director


/s/ Ronald P. Chrzanowski                            March 17, 2003
---------------------------------------
Ronald P. Chrzanowski
President and Director
Principal Executive Officer


/s/ Barbara J. Dreyer                                March 17, 2003
---------------------------------------
Barbara J. Dreyer
Treasurer, Principal Financial Officer
And Principal Accounting Officer


/s/ Harold J. Harris                                 March 17, 2003
---------------------------------------
Harold J. Harris, Director

              CAPITAL PROPERTIES, INC. AND CONSOLIDATED AFFILIATES
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald P. Chrzanowski, President and Principal Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Capital Properties, Inc. and Consolidated Affiliates;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 11, 2003


/s/ Ronald P. Chrzanowski
-----------------------------------------
Ronald P. Chrzanowski
President and Principal Executive Officer

I, Barbara J. Dreyer, Treasurer and Principal Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Capital Properties, Inc. and Consolidated Affiliates;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003


/s/ Barbara J. Dreyer
-----------------------------------------
Barbara J. Dreyer
Treasurer and Principal Financial Officer