Form 10QSB
period 2003-03-31
CAPITAL PROPERTIES INC /RI/
filed 2003-05-02
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to____________________to___________________

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

As of April 30, 2003, the Issuer had 3,000,000 shares of Class A Common Stock and 299,956 shares of Class B Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2003
(UNAUDITED)

ASSETS

Properties and equipment (net of accumulated depreciation)..............................          $   15,079,000
Cash and cash equivalents...............................................................               1,249,000
Receivables:
   Income taxes.........................................................................                 372,000
   Other................................................................................                 229,000
Accrued rental income...................................................................                 464,000
Prepaid and other.......................................................................                 197,000
                                                                                                  --------------
                                                                                                  $   17,590,000
                                                                                                  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes.....................................................................          $      955,000
     Other..............................................................................                 581,000
   Deferred income taxes, net...........................................................               3,515,000
                                                                                                  --------------
                                                                                                       5,051,000
                                                                                                  --------------

Shareholders' equity:
   Class A common stock, $.01 par; authorized 6,000,000 shares;
     issued and outstanding 3,000,000 shares............................................                  30,000
   Class B common stock, $.01 par; authorized 300,000 shares;
     issued and outstanding 299,956 shares..............................................                   3,000
   Excess stock, $.01 par; authorized 1,000,000 shares; none issued
     and outstanding....................................................................                      --
   Capital in excess of par.............................................................              11,795,000
   Retained earnings....................................................................                 711,000
                                                                                                  --------------
                                                                                                      12,539,000
                                                                                                  --------------
                                                                                                  $   17,590,000
                                                                                                  ==============

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

                                                                               2003                     2002
                                                                           -------------           --------------
Income:
   Revenues:
     Leasing.....................................................          $     710,000           $      631,000
     Petroleum storage facilities................................                632,000                  507,000
                                                                           -------------            -------------
                                                                               1,342,000                1,138,000
   Interest......................................................                  2,000                    2,000
                                                                           -------------           --------------
                                                                               1,344,000                1,140,000
                                                                           -------------           --------------

Expenses:
   Expenses applicable to:
     Leasing.....................................................                545,000                  571,000
     Petroleum storage facilities................................                523,000                  383,000
   General and administrative....................................                268,000                  259,000
                                                                           -------------           --------------
                                                                               1,336,000                1,213,000
                                                                           -------------           --------------

Income (loss) before income taxes................................                  8,000                  (73,000)

Income tax expense (benefit).....................................                  6,000                   (3,000)
                                                                           -------------           --------------

Net income (loss)................................................          $       2,000           $      (70,000)
                                                                           =============           ==============

Basic earnings (loss) per common share...........................          $          --           $         (.02)
                                                                           =============           ==============

Dividends on common stock........................................          $          --           $          .03
                                                                           =============           ==============

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

                                                                                2003                    2002
                                                                           -------------           --------------
Cash flows from operating activities:
   Net income (loss)...............................................        $       2,000           $      (70,000)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
      Depreciation.................................................              105,000                  105,000
      Deferred income taxes........................................               (4,000)                 613,000
      Other, principally net changes in receivables, prepaids,
        accounts payable, income taxes and accrued expenses........             (375,000)                (797,000)
                                                                           -------------           --------------
   Net cash used in operating activities...........................             (272,000)                (149,000)
                                                                           -------------           --------------

Cash used in investing activities, purchase of properties
   and equipment...................................................             (112,000)                 (21,000)
                                                                           -------------           --------------

Cash used in financing activities, payment of dividends............                   --                  (99,000)
                                                                           -------------           --------------

Decrease in cash and cash equivalents..............................             (384,000)                (269,000)
Cash and cash equivalents, beginning...............................            1,633,000                1,167,000
                                                                           -------------           --------------
Cash and cash equivalents, ending..................................        $   1,249,000           $      898,000
                                                                           =============           ==============

Supplemental disclosures, cash paid for income taxes...............        $       9,000           $        9,000
                                                                           =============           ==============

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

1.    BASIS OF PRESENTATION:

      The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

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

3.    PROPERTIES AND EQUIPMENT:

Properties on lease or held for lease:
  Land and land improvements...............................   $    3,740,000
  Parking garage...........................................        2,500,000
                                                              --------------
                                                                   6,240,000
                                                              --------------

Petroleum storage facilities:
  Land and land improvements...............................        5,106,000
  Buildings and structures.................................          703,000
  Tanks and equipment......................................        8,978,000
                                                              --------------
                                                                  14,787,000
                                                              --------------

Office equipment...........................................           84,000
                                                              --------------
                                                                  21,111,000
                                                              --------------

Less accumulated depreciation:
  Properties on lease or held for lease....................          944,000
  Petroleum storage facilities.............................        5,016,000
  Office equipment.........................................           72,000
                                                              --------------
                                                                   6,032,000
                                                              --------------
                                                              $   15,079,000
                                                              ==============

4.    DESCRIPTION OF LEASING ARRANGEMENTS:

      At March 31, 2003, the Company had entered into six long-term land leases covering six land parcels; of these leases, three will not commence until construction begins.

      The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 28 years and for public parking purposes under short-term cancellable leases.

      For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $15,015,000 through March 31, 2003. Management has concluded that a portion of the excess of straight-line over contractual rentals ($464,000 at March 31, 2003) is realizable when payable over the terms of the leases.

      The three long-term land leases which have commenced provide that the tenants pay the City of Providence for real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of income (loss). These tenant payments attributable to the Company's land totaled $86,000 and $83,000 for the three months ended March 31, 2003 and 2002, respectively.

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

      The agreement also provides that the Company will receive an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in an agreement year (contingent revenue). For the agreement year ended April 30, 2002, throughput exceeded 2,000,000 barrels in January 2002. For the agreement year ending April 30, 2003, throughput exceeded 2,000,000 barrels in December 2002. For the three months ended March 31, 2003 and 2002, the Company earned contingent revenues of $220,000 and $106,000.

      Environmental incident:

      In March 2002, during testing of monitoring wells at the Petroleum Facilities, the Company's consultant sampled a groundwater monitoring well located on that portion of the Petroleum Facilities purchased in 2000 and discovered free floating phase product. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company currently stores at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, and the results indicate that the gasoline is not coming from the Company's Petroleum Facilities. The Company notified the State of Rhode Island Department of Environmental Management (RIDEM). The Company will continue to monitor RIDEM's investigation of this contamination to ensure that the responsible party addresses this contamination.

      The Company maintains what management believes to be adequate levels of insurance. The Company notified its insurance company of the contamination. The insurance company advised the Company that coverage is only provided under policies in place at the time the contamination occurs.

      For the year ended December 31, 2002, the Company incurred costs totaling $102,000 during its initial investigation and laboratory analysis. Currently, the Company is not incurring significant costs in connection with this matter and is unable to determine the costs it might incur to remedy the situation as well as any costs to investigate, defend and seek reimbursement from the responsible party with respect to this contamination. This situation does not affect current operations at the Petroleum Facilities.

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

      Effective January 1, 1998, Railroad and a company which uses the Pier to off-load primarily gasoline from ships to its terminal (Oil Company) entered into an agreement (the Agreement) whereby Oil Company agreed to pay annual fees for five years ($185,000 in 2002). In January 1998, the Company exercised its right and acquired the Pier, and Railroad assigned its rights under the Agreement to the Company. Under the terms of the Agreement, the owner of the Pier is not required to make any repairs to the Pier. The Agreement was extended to March 31, 2003 at a monthly fee of $15,000, which Agreement terminated at that time.

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

      The jury claims were tried in December 2002. The jury returned a verdict against the Company in the amount of $100,000, which amount was recorded as an expense in 2002. The Company filed a post-trial motion requesting that the Court vacate the verdict. The Court entered judgment as a matter of law against the Company on the Company's claim that Other Company was obligated to pay for the installation of certain fire suppression equipment on the Pier. Trial of the remaining non-jury claims is anticipated in the spring of 2003.

      For the three months ended March 31, 2003 and 2002, the Company incurred legal fees in connection with this litigation of $80,000 and $34,000, respectively, which amounts are included in expenses, petroleum storage facilities on the accompanying consolidated statements of income (loss).

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

      The Company and the City have scheduled mediation in May 2003 in an effort to resolve all property tax disputes.

      The Company is unable to determine to what extent, if any, the taxes may be reduced. The Company is recording and paying its tax expense in accordance with the bills received.

8.    DISPUTE WITH AMTRAK:

      The Company is in litigation with the National Railroad Passenger Corporation (Amtrak) concerning various trespasses by Amtrak. During the 1980's, the Company, State, City and Amtrak each conveyed parcels of land in Capital Center so that each party had the land it needed for its designated functions within Capital Center. As part of this arrangement, Amtrak conveyed to the Company approximately 1.9 acres of air rights over Amtrak's Northeast Corridor, which rights began 19.3 feet above the top of rail. Following that conveyance, the railroad station and the Company's adjacent parking garage were constructed and partially financed by the Federal Railroad Administration (FRA).

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

      The Company believed that the condemnation amounts paid by Amtrak were inadequate and and accordingly, brought suit in the United States District Court for the District of Rhode Island (U.S. District Court) against Amtrak seeking additional compensation for the land condemned.

      In November 2002, the case was tried in the U.S. District Court and the Company was awarded approximately $1,500,000, including interest, in additional damages resulting from the aforementioned condemnations. In February 2003, Amtrak appealed the decision to the U. S. Court of Appeals for the First Circuit. The Company is unable to determine when the appeal will be heard and the amount of additional damages, if any, the Company may ultimately receive. Pending the final resolution of the matter, the Company is not reporting the award as income in the accompanying consolidated financial statements.

9.    INCOME TAXES:

      The permanent condemnation proceeds received in 1999 from the State of Rhode Island qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. In February 2002, the Company effected a qualifying purchase with a consolidated subsidiary and amended its 1999 federal and state income tax returns with respect to condemnation proceeds previously taxed. From June to December, 2002, the Company received refunds totaling $661,000, including interest of $94,000.

      For income tax reporting purposes, the Company reported a tax loss for the year ended December 31, 2002, and filed carryback claims that will result in a refund of federal income taxes previously paid in the amount of $372,000.

      Under present Rhode Island law, income tax losses cannot be carried back, and state tax loss carryforwards are limited to the amount of the federal tax loss carryforward. As of March 31, 2003, the Company has $156,000 of federal and state loss carryforwards.

      Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at March 31, 2003 were as follows:

Gross deferred tax liabilities:
  Property having a financial statement basis in excess
   of tax basis.......................................................      $   3,586,000
  Accrued rental income...............................................            186,000
                                                                            -------------
                                                                                3,772,000
                                                                            -------------

Gross deferred tax assets:
  Professional fees in connection with Amtrak dispute and
   environmental matters..............................................            158,000
  Loss carryforwards..................................................             62,000
  Other...............................................................             37,000
                                                                            -------------
                                                                                  257,000
                                                                            -------------
                                                                            $   3,515,000
                                                                            =============

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

      The Petroleum Storage Facilities segment consists of the operating of the Petroleum Facilities in East Providence under a five-year agreement at a fixed monthly rate for the Petroleum Company which stores and distributes petroleum products. The agreement includes provisions to extend and additional payments based upon throughput. (See Note 5.)

      The principal difference between the two segments relates to the nature of the operations. The tenants in the Leasing segment incur substantially all of the development and operating costs of the asset constructed on the Company's land, whereas the Company is responsible for the operating and maintenance expenditures as well as capital improvements at the Petroleum Facilities.

      The Company makes decisions relative to the allocation of resources and evaluates performance based on income (loss) before income taxes, excluding interest and certain corporate expenses.

      There are no inter-segment revenues. The Company did not incur interest expense during the three months ended March 31, 2003 and 2002.

      The following financial information is used for making operating decisions and assessing performance of the Company's segments:

                                                                              Petroleum
                                                                               Storage
                                                             Leasing          Facilities          Total
                                                          -------------     --------------   ---------------
Three months ended March 31, 2003:
Revenues:
   Contractual..........................................  $     597,000     $      412,000   $     1,009,000
   Contingent...........................................          1,000            220,000           221,000
   Option...............................................        128,000                 --           128,000
   Noncash, excess of contractual over
     straight-line rentals..............................        (16,000)                --           (16,000)
                                                          -------------     --------------   ---------------
                                                          $     710,000     $      632,000   $     1,342,000
                                                          =============     ==============   ===============

Property tax expense....................................  $     480,000     $       28,000   $       508,000
                                                          =============     ==============   ===============

Depreciation............................................  $      16,000     $       86,000   $       102,000
                                                          =============     ==============   ===============

Income before income taxes..............................  $     165,000     $      109,000   $       274,000
                                                          =============     ==============   ===============

Assets..................................................  $   5,867,000     $   10,203,000   $    16,070,000
                                                          =============     ==============   ===============

Properties and equipment, additions.....................  $          --     $           --   $            --
                                                          =============     ==============   ===============

Three months ended March 31, 2002:
Revenues:
   Contractual..........................................  $     554,000     $      401,000   $       955,000
   Contingent...........................................          2,000            106,000           108,000
   Option...............................................         85,000                 --            85,000
   Noncash, excess of contractual over
     straight-line rentals..............................        (10,000)                --           (10,000)
                                                          -------------     --------------   ---------------
                                                          $     631,000     $      507,000   $     1,138,000
                                                          =============     ==============   ===============

Property tax expense....................................  $     450,000     $       26,000   $       476,000
                                                          =============     ==============   ===============

Depreciation............................................  $      16,000     $       86,000   $       102,000
                                                          =============     ==============   ===============

Income before income taxes..............................  $      60,000     $      124,000   $       184,000
                                                          =============     ==============   ===============

Assets..................................................  $   5,883,000     $   10,121,000   $    16,004,000
                                                          =============     ==============   ===============

Properties and equipment, additions.....................  $          --     $       20,000   $        20,000
                                                          =============     ==============   ===============

      The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2003 and 2002:

                                                                                 2003             2002
                                                                            --------------   ---------------
Income:
  Revenues for operating segments...................................        $    1,342,000   $     1,138,000
  Interest income...................................................                 2,000             2,000
                                                                            --------------   ---------------
    Total consolidated income.......................................        $    1,344,000   $     1,140,000
                                                                            ==============   ===============

Property tax expense:
  Property tax expense for operating segments.......................        $      508,000   $       476,000
  Unallocated corporate property tax expense........................                 1,000             1,000
                                                                            --------------   ---------------
    Total consolidated property tax expense.........................        $      509,000   $       477,000
                                                                            ==============   ===============

Depreciation:
  Depreciation for operating segments...............................        $      102,000   $       102,000
  Unallocated corporate depreciation................................                 3,000             3,000
                                                                            --------------   ---------------
    Total consolidated depreciation                                         $      105,000   $       105,000
                                                                            ==============   ===============

Income before income taxes:

  Income for operating segments.....................................        $      274,000   $       184,000
  Interest income...................................................                 2,000             2,000
  Unallocated corporate expenses....................................              (268,000)         (259,000)
                                                                            --------------   ---------------
    Total consolidated income (loss) before income taxes............        $        8,000   $       (73,000)
                                                                            ==============   ===============

Assets:
  Assets for operating segments.....................................        $   16,070,000   $    16,004,000
  Corporate cash and equivalents....................................             1,096,000           646,000
  Income tax receivable.............................................               372,000         1,231,000
  Other unallocated amounts.........................................                52,000            54,000
                                                                            --------------   ---------------
    Total consolidated assets.......................................        $   17,590,000   $    17,935,000
                                                                            ==============   ===============

Additions to properties and equipment:
  Operating segments................................................        $           --   $        20,000
  Unallocated corporate additions...................................                    --             1,000
                                                                            --------------   ---------------
    Total consolidated additions                                            $           --   $        21,000
                                                                            ==============   ===============

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

1.    OVERVIEW:

      Critical accounting policies:

      Critical accounting policies are policies that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in its Report on Form 10-KSB for the year ended December 31, 2002. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the Company's revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of "critical."

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

      In 1988, management met with the Securities and Exchange Commission (SEC) accounting staff to discuss its concerns over the provisions of FAS No. 13 as they related to a lease of this length which results in the recording of such a significant receivable that would remain on the Company's balance sheet and continue to grow on an annual basis with a turnaround date so far in the future. The Company presented the SEC accounting staff with an application of the accounting policy whereby management would evaluate the collectibility of the receivable on an annual basis and report as leasing revenue only that portion of the receivable that management could conclude would be collectible. The SEC accounting staff did not object to this application by the Company.

      Through March 31, 2003, this receivable on this lease has grown to approximately $13,716,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 41 years away. Accordingly, the Company has not reported any portion of this amount as leasing revenue in its financial statements and does not anticipate that it can reach such a conclusion until the turnaround date is closer.

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

      The Company first began offering parcels for lease in the late 1980's. As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage adjacent to the Railroad Station, and the Company paid one-half of the construction cost. Subsequently, the Company became sole owner of the parking garage, which is currently leased to an experienced parking operator (parking operator). Three other parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex and a 114,000 square foot office building.

      Three of the remaining parcels (undeveloped parcels) are the subject of three leases, the term of each of which has not commenced pending completion of development plans and closing of construction financing. During the interim, option payments are being made by the developers under the leases for the undeveloped parcels. Under one of the leases, the developer made a series of six-month option payments, the last of which was paid in December 2002. The option will terminate June 27, 2003. However, in April 2003, as reported in the media, GTECH Holdings Corp. expressed an interest in moving its corporate headquarters in Rhode Island to this parcel. Under another lease, the Company receives option payments pursuant to a month-to-month arrangement. On the third lease, the Company began receiving option payments April 1, 2003. There is no assurance that any one or more of these development projects will actually proceed.

      The Company continues to seek a developer for the remaining four parcels in the Capital Center which contain 2.9 acres. The Company is unable to predict when these parcels will be leased.

      Pending future development or commencement of the leases, five of the parcels are subject to short-term leases to the parking operator.

      Additionally, the Company, through a wholly-owned subsidiary, leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to an outdoor advertising company. Presently, there are now fifty billboard faces leased. The lease expires in 2031. The term of the lease is extended for two years for each additional location added. The Company added three locations in 2002.

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

      Pursuant to an agreement (Agreement) with another company (Oil Company), which affords that Oil Company the right to use the Wilkesbarre Pier, the Company received annual payments. In 2002, this payment was $185,000. This Agreement was extended to March 31, 2003 at a monthly fee of $15,000, which Agreement terminated at that time. As described in Note 5 of Notes to Consolidated Financial Statements, the Company is in litigation (Wilkesbarre Pier litigation) with Oil Company and a related party over the Agreement and the rights of others to utilize the Wilkesbarre Pier.

      In March 2002, during testing of a monitoring well at the Petroleum Facilities, the Company's consultant sampled a groundwater monitoring well on that portion of the Petroleum Facilities purchased in 2000 and discovered free floating phase product. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company currently stores at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, and the results indicate that the gasoline is not coming from the Company's Petroleum Facilities. The Company notified the State of Rhode Island Department of Environmental Management (RIDEM). The Company will continue to monitor RIDEM's investigation of this contamination.

      The Company maintains what management believes to be adequate levels of insurance. The Company notified its insurance company of the contamination. The insurance company advised the Company that coverage is only provided under policies in place at the time the contamination occurs.

      For the year ended December 31, 2002, the Company incurred costs totaling $102,000 during its initial investigation and laboratory analysis. Currently, the Company is not incurring significant costs in connection with this matter and is unable to determine the costs it might incur to remedy the situation as well as any costs to investigate, defend and seek reimbursement from the responsible party with respect to this contamination. This situation does not affect current operations at the Petroleum Facilities.

      The Company manages its exposure to contamination, cleanup or similar costs associated with the Petroleum Facilities through adherence to established procedures for operations and equipment maintenance.

      Condemnation proceedings:

      As described in Note 8 to Consolidated Financial Statements, certain of the Company's property adjacent to Amtrak's Northeast Corridor in Providence, Rhode Island was condemned by Amtrak in 1999 and 2001. The Company believed that the amounts paid by Amtrak were inadequate and made a claim for additional condemnation proceeds. In November 2002 the U. S. District Court for the District of Rhode Island awarded the Company $1,500,000, including interest, in additional damages. In February 2003, Amtrak appealed the decision to the U. S. Court of Appeals for the First Circuit. The Company is unable to determine when the appeal will be heard and the amount of additional damages, if any, the Company may ultimately receive.

2.    RESULTS OF OPERATIONS:

      Leasing segment:

      For the three months ended March 31, 2003, revenue from leasing increased 13% from 2002 due principally to higher option payments received on those leases which will not commence until construction begins, renewals of short-term parking leases and revenue associated with the three billboard locations added in the fourth quarter of 2002. Expenses applicable to leasing decreased approximately 4% from 2002 due to a decrease in professional fees offset in part by an increase in property taxes.

      As described in Note 7 of Notes to Consolidated Financial Statements, the Company appealed the tax increase for the years 1995 through 1999 and 2001 to the Providence Board of Tax Assessment Review (the Board). In March 2002, the Board denied the Company's appeal. The Company appealed the decision of the Board to the Superior Court. The Company cannot predict when this case will be heard or the outcome of the case. The Company's failure to achieve relief from the City of Providence's taxes will continue to have a material adverse effect on the income derived from its leasing segment. To date, all of the Company's long-term leases of the Capital Center property which have commenced require the tenant to pay all real property taxes. The Company has no reason to believe that future leases will not contain a similar requirement.

      Petroleum storage:

      For the three months ended March 31, 2003, revenue from petroleum storage facilities increased 25% from 2002 resulting principally from a scheduled annual fee increase and higher contingent revenues due to a colder winter. Expenses applicable to petroleum storage facilities increased 37% from 2002 principally due to higher legal fees associated with the Wilkesbarre Pier litigation, expenses associated with the higher volume of throughput at the Petroleum Facilities and increased insurance costs.

      General:

      For the three months ended March 31, 2003, general and administrative expenses remained approximately at the 2002 level.

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

      In 1999, the Company was the recipient of substantial condemnation proceeds from the State of Rhode Island. In February 2002, the Company effected a qualifying purchase with a consolidated subsidiary which permitted it to amend its 1999 federal and state income tax returns to claim refunds totaling $568,000 with respect to condemnation proceeds previously taxed. For federal income tax reporting purposes, the Company reported a loss for the year ended December 31, 2001, and filed a carryback claim that resulted in a refund of federal income taxes previously paid for years 1996 through 1999 in the amount of $607,000. The Company received all of these refunds plus interest in 2002.

      For income tax reporting purposes, the Company reported a tax loss for the year ended December 31, 2002 and filed a carryback claim that will result in a refund of federal income taxes previously paid in the amount of $372,000. With this refund, the Company will have recovered substantially all federal income taxes paid during the carryback period.

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

      In January 2003, the Company paid $112,000 for properties purchased in 2002. The Company has no present commitments for the purchase of properties and equipment.

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

      As discussed above, the Company's extended agreement with Oil Company terminated March 31, 2003.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-4 of the Securities Exchange Act of 1934 (the "Exchange Act"), within the 90-day period prior to the filing date of this report, the President and Treasurer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the undersigned officers of the Company have concluded that such disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and regulations. There were no significant changes in internal controls or, to the Company's knowledge, in other factors that could significantly affect such internal controls, subsequent to the date of the evaluation by the undersigned officers of the Company.

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

     99.1 Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

(b) For the quarter ended March 31, 2003, no reports on Form 8-K were filed.

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

DATED: April 30, 2003

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

Date: April 30, 2003

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

Date: April 30, 2003

/s/ Barbara J. Dreyer
-----------------------------------------
Barbara J. Dreyer
Treasurer and Principal Financial Officer