Form 10QSB
period 2003-06-30
CAPITAL PROPERTIES INC /RI/
filed 2003-08-04
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

                          Commission File Number 0-9380

                            CAPITAL PROPERTIES, INC.
                 (Name of small business issuer in its charter)

              RHODE ISLAND                                  05-0386287
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                     Identification No.)

                                 100 DEXTER ROAD
                       EAST PROVIDENCE, RHODE ISLAND 02914
               (Address of principal executive offices) (Zip Code)

                                 (401) 435-7171
         (Small business issuer's telephone number, including area code)

Check whether the small business issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of August 1, 2003, the Issuer had 3,000,000 shares of Class A Common Stock and 299,956 shares of Class B Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [X]

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003
(UNAUDITED)

ASSETS

Properties and equipment (net of accumulated depreciation) ................   $14,978,000
Cash and cash equivalents .................................................     2,088,000
Receivables, other ........................................................       140,000
Accrued rental income .....................................................       448,000
Prepaid and other .........................................................       119,000
                                                                              -----------
                                                                              $17,773,000
                                                                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes .......................................................   $ 1,028,000
     Other ................................................................       731,000
   Deferred income taxes, net .............................................     3,493,000
                                                                              -----------
                                                                                5,252,000
                                                                              -----------

Shareholders' equity:
   Class A common stock, $.01 par; authorized 6,000,000 shares;
     issued and outstanding 3,000,000 shares ..............................        30,000
   Class B common stock, $.01 par; authorized 300,000 shares;
     issued and outstanding 299,956 shares ................................         3,000
   Excess stock, $.01 par; authorized 1,000,000 shares; none issued
    and outstanding .......................................................            --
   Capital in excess of par ...............................................    11,795,000
   Retained earnings ......................................................       693,000
                                                                              -----------
                                                                               12,521,000
                                                                              -----------
                                                                              $17,773,000
                                                                              ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

                                                         Three Months Ended             Six Months Ended
                                                               June 30                      June 30
                                                     ---------------------------   ---------------------------
                                                         2003           2002           2003           2002
                                                     ------------   ------------   ------------   ------------
Income:
   Revenues:
     Leasing .....................................   $   896,000    $   692,000    $ 1,606,000    $ 1,323,000
     Petroleum storage facilities ................       478,000        429,000      1,110,000        936,000
                                                     -----------    -----------    -----------    -----------
                                                       1,374,000      1,121,000      2,716,000      2,259,000

   Interest ......................................         1,000         31,000          3,000         33,000
                                                     -----------    -----------    -----------    -----------
                                                       1,375,000      1,152,000      2,719,000      2,292,000
                                                     -----------    -----------    -----------    -----------
Expenses:
   Expenses applicable to:
     Leasing .....................................       582,000        580,000      1,127,000      1,151,000
     Petroleum storage facilities ................       588,000        490,000      1,111,000        873,000
   General and administrative ....................       253,000        252,000        521,000        511,000
                                                     -----------    -----------    -----------    -----------
                                                       1,423,000      1,322,000      2,759,000      2,535,000
                                                     -----------    -----------    -----------    -----------

Loss before income taxes .........................       (48,000)      (170,000)       (40,000)      (243,000)
                                                     -----------    -----------    -----------    -----------

Income tax expense (benefit):
   Current .......................................        (8,000)      (130,000)         2,000       (746,000)
   Deferred ......................................       (22,000)        86,000        (26,000)       699,000
                                                     -----------    -----------    -----------    -----------
                                                         (30,000)       (44,000)       (24,000)       (47,000)
                                                     -----------    -----------    -----------    -----------

Net loss .........................................   $   (18,000)   $  (126,000)   $   (16,000)   $  (196,000)
                                                     ===========    ===========    ===========    ===========

Basic loss per common share ......................   $        --    $      (.04)   $        --    $      (.06)
                                                     ===========    ===========    ===========    ===========

Dividends on common stock ........................   $        --    $        --    $        --    $       .03
                                                     ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

                                                                  2003               2002
                                                              ------------       -------------
Cash flows from operating activities:
   Net loss ...........................................       $   (16,000)       $  (196,000)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
      Depreciation ....................................           209,000            209,000
      Deferred income taxes ...........................           (26,000)           699,000
      Other, principally net changes in receivables,
        prepaids, accounts payable, income taxes and
        accrued expenses ..............................           403,000             97,000
                                                              -----------        -----------
   Net cash provided by operating activities ..........           570,000            809,000
                                                              -----------        -----------

Cash used in investing activities, purchase
   of properties and equipment ........................          (115,000)          (173,000)
                                                              -----------        -----------

Cash used in financing activities, payment of dividends                --            (99,000)
                                                              -----------        -----------

Increase in cash and cash equivalents .................           455,000            537,000
Cash and cash equivalents, beginning ..................         1,633,000          1,167,000
                                                              -----------        -----------
Cash and cash equivalents, ending .....................       $ 2,088,000        $ 1,704,000
                                                              ===========        ===========

Supplemental disclosures, cash paid or received
  for income taxes:
     Cash paid ........................................       $     9,000        $     9,000
                                                              ===========        ===========
     Refunds received .................................       $   381,000        $   724,000
                                                              ===========        ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

1.       BASIS OF PRESENTATION:

         The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002 and the cash flows for the six months ended June 30, 2003 and 2002.

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

3.       PROPERTIES AND EQUIPMENT:

Properties on lease or held for lease:
   Land and land improvements..............................   $    3,740,000
   Parking garage..........................................        2,500,000
                                                              --------------
                                                                   6,240,000
                                                              --------------
Petroleum storage facilities:
   Land and land improvements..............................        5,106,000
   Buildings and structures................................          706,000
   Tanks and equipment.....................................        8,978,000
                                                              --------------
                                                                  14,790,000
                                                              --------------

Office equipment...........................................           84,000
                                                              --------------
                                                                  21,114,000
                                                              --------------
Less accumulated depreciation:
   Properties on lease or held for lease...................          960,000
   Petroleum storage facilities............................        5,102,000
   Office equipment........................................           74,000
                                                              --------------
                                                                   6,136,000
                                                              --------------
                                                              $   14,978,000
                                                              ==============

4.       DESCRIPTION OF LEASING ARRANGEMENTS:

         At June 30, 2003, the Company had entered into seven long-term land leases covering ten land parcels; of these leases, four will not commence until construction begins.

         The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 28 years and for public parking purposes under short-term cancellable leases.

         For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $15,195,000 through June 30, 2003. Management has concluded that a portion of the excess of straight-line over contractual rentals ($448,000 at June 30, 2003) is realizable when payable over the terms of the leases.

         The three long-term land leases which have commenced provide that the tenants pay the City of Providence for real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of loss. These tenant payments attributable to the Company's land are as follows: for the three months ended June 30, 2003 and 2002, $92,000 and $83,000 respectively; for the six months ended June 30, 2003 and 2002, $178,000 and $166,000, respectively.

5.       PETROLEUM STORAGE FACILITIES:

         Current operations:

         The Company and a petroleum distribution company (Petroleum Company) are parties to an agreement whereby the Company operates the entire Petroleum Facilities for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements. Through April 30, 2003, the agreement provided for a monthly fee which increased annually by 4.5%, as well as an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels in any agreement year (contingent revenues). For the agreement year ended April 30, 2003, throughput exceeded 2,000,000 barrels in December 2002. For the agreement year ended April 30, 2002, throughput exceeded 2,000,000 barrels in January 2002. For the six months ended June 30, 2003 and 2002, the Company earned contingent revenues of $264,000 and $135,000, respectively.

         Effective May 1, 2003, the Company and Petroleum Company entered into an amended and restated lease agreement (Amended Agreement) which, among other things, provides as follows: (1) the Amended Agreement will expire April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days written notice; (2) the Petroleum Company may terminate the Amended Agreement after five years upon one year written notice; (3) the monthly fee is $147,000 (an increase of $30,000) and is subject to annual cost of living adjustments; (4) the Petroleum Company will reimburse the Company for any increase in real property taxes over the 2002 level; and (5) the Company will receive an additional $.10 per barrel for every barrel in excess of 4,000,000 barrels of throughput in any twelve-month period ending on April 30 during each year the Amended Agreement is in effect. Also effective May 1, 2003, the Petroleum Company was granted the option to purchase the Petroleum Facilities at any time during the term of the Amended

         Agreement under the terms and conditions set forth in an option agreement. In a separate but related agreement, the Petroleum Company agreed to pay a portion of certain costs which may be incurred at the Wilkesbarre Pier. [See Wilkesbarre Pier below].

         Environmental incidents:

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

         In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to RIDEM. In 2000, the tank was demolished and testing of the groundwater indicated that there were no large pooling of contaminants. In 2001, RIDEM approved a plan whereby the Company installed a passive system consisting of three wells and commenced monitoring the wells. In December 2002, the Company determined that it would no longer incur significant costs in connection with the implementation of this monitoring plan and reversed into income a previously recorded payable of $50,000. In the spring of 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and is now requiring the Company to install an active remediation system for the removal of product from the contaminated site. The Company anticipates installing the system before yearend at an estimated cost of $50,000, at which time this amount will be included in properties and equipment on the Company's balance sheet. The Company anticipates that the ongoing cost of meeting its obligations under the new remediation plan will not be significant.

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

         Effective January 1, 1998, Railroad and a company which uses the Pier to off-load primarily gasoline from ships to its terminal (Oil Company) entered into an agreement (the Agreement) whereby Oil Company agreed to pay annual fees for five years ($185,000 in 2002). In January 1998, the Company exercised its right and acquired the Pier, and Railroad assigned its rights under the Agreement to the Company. The Agreement was extended to March 31, 2003 at a monthly fee of $15,000, which Agreement terminated at that time. Under the terms of the Agreement, the owner of the Pier was not required to make any repairs to the Pier.

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

         In August 2000, Oil Company and Other Company (collectively Plaintiffs) filed a lawsuit against the Company in the United States District Court for the District of Rhode Island (the Court) claiming fraud on the part of Railroad and sought rescission of the Agreement and other agreements. The Company filed counterclaims against Other Company, including one for damages based on Other Company's failure to comply with the order and direction of the Fire Department as well as the failure of Other Company to comply with certain other agreements. Plaintiffs amended their complaint in June 2001 to include additional claims. Following the close of discovery, the Court dismissed all the fraud claims. The Court later bifurcated the trial of the jury claims for damages and the non-jury claims for declaratory and injunctive relief.

         The jury claims were tried in December 2002. The jury returned a verdict against the Company in the amount of $100,000, which amount was recorded as an expense in 2002 and is included in accounts payable and accrued expenses, other on the accompanying consolidated balance sheet. The Company filed a post-trial motion requesting that the Court vacate the verdict. The Court entered judgment as a matter of law against the Company on the Company's claim that Other Company was obligated to pay for the installation of certain fire suppression equipment on the Pier. In June 2003, the remaining non-jury claims were tried. The Company anticipates a decision prior to the end of 2003.

         In connection with this litigation, the Company incurred legal fees as follows: for the three months ended June 30, 2003 and 2002, $137,000 and $50,000, respectively; for the six months ended June 30, 2003 and 2002, $217,000 and $84,000, respectively. These amounts are included in expenses, petroleum storage facilities on the accompanying consolidated statements of loss.

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

         In August 2001, the Company received real property tax bills from the City of Providence for 2001 totaling $1,845,000. In accordance with statutory requirements, after the first tax installment of $461,000 was paid in August 2001, the Company filed appeals with the City contesting the assessed values with respect to most of its properties. If successful, the appeals will reduce the Company's 2001 annual tax expense to approximately $1,105,000.

         The Providence Board of Tax Assessment Review (the Board) failed to hear any of the Company's appeals until it was directed to do so by the Superior Court. The hearing was held in March 2002 and the Board denied all of the Company's appeals for the years 1995 through 1999 and 2001. The Company appealed the decision of the Board to the Superior Court.

         In August 2002, the Company received real property tax bills from the City of Providence for 2002 totaling $1,850,000. After paying the first installment of $463,000 in September 2002, the Company filed appeals with the City contesting the assessed values with respect to most of its properties. If successful, the appeals will reduce the Company's 2002 annual tax expense to approximately $1,166,000. The Board has not scheduled a hearing date for the 2002 appeals.

         The Company and the City have scheduled mediation in August 2003 in an effort to resolve all property tax disputes.

         The Company is unable to determine to what extent, if any, the taxes may be reduced. The Company is recording and paying its tax expense in accordance with the bills received.

         In July 2003, the City increased its tax rate by 8%. Consistent with prior years, the Company does not expect the City to mail tax bills until August 2003. Accordingly, the Company is accruing property tax expense assuming a 8% increase over 2002.

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

         The Company believed that the condemnation amounts paid by Amtrak were inadequate and accordingly, brought suit in the United States District Court for the District of Rhode Island (U.S. District Court) against Amtrak seeking additional compensation for the land condemned.

         In November 2002, the case was tried in the U.S. District Court and the Company was awarded approximately $1,500,000, including interest, in additional damages resulting from the aforementioned condemnations. In February 2003, Amtrak appealed the decision to the U. S. Court of Appeals for the First Circuit. In July 2003, Amtrak posted an appeal bond with the Court in the amount of the judgment. The Company is unable to determine when the appeal will be heard and the amount of additional damages, if any, the Company may ultimately receive. Pending the final resolution of the matter, the Company is not reporting the award as income in the accompanying consolidated financial statements.

9.       INCOME TAXES:

         The permanent condemnation proceeds received in 1999 from the State of Rhode Island qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. In February 2002, the Company effected a qualifying purchase with a consolidated subsidiary and amended its 1999 federal and state income tax returns to claim refunds totaling $568,000 with respect to condemnation proceeds previously taxed. Through June 30, 2002, the Company received the state refund of $117,000 plus interest of $30,000. The federal income tax refund plus interest was received in the fourth quarter of 2002.

         For income tax reporting purposes, the Company reported a loss for the year ended December 31, 2001. In April 2002, the Company filed a carryback claim which resulted in a refund of federal income taxes previously paid for years 1996 through 1999 in the amount of $607,000, all of which was received by June 30, 2002.

         For income tax reporting purposes, the Company reported a tax loss for the year ended December 31, 2002, and filed carryback claims that resulted in a refund of federal income taxes previously paid in the amount of $381,000, which amount was received in May 2003. With this refund, the Company has recovered substantially all federal income taxes paid during the carryback period.

         Under present Rhode Island law, income tax losses cannot be carried back, and state tax loss carryforwards are limited to the amount of the federal tax loss carryforward. As of June 30, 2003, the Company has $235,000 of federal and state loss carryforwards. For income tax reporting purposes, the Company expects to report a loss for the year ending December 31, 2003.

         Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at June 30, 2003 were as follows:

Gross deferred tax liabilities:
 Property having a financial statement basis
  in excess of tax basis.................................  $3,627,000
 Accrued rental income...................................     179,000
                                                           ----------
                                                            3,806,000
                                                           ----------
Gross deferred tax assets:
 Professional fees in connection with Amtrak dispute and
  environmental matters..................................     161,000
 Loss carryforwards......................................      94,000
 Other...................................................      58,000
                                                           ----------
                                                              313,000
                                                           ---------
                                                           $3,493,000
                                                           ==========

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

         The Petroleum Storage Facilities segment consists of the operating of the Petroleum Facilities in East Providence under the Amended Agreement that expires in 2013 at a fixed monthly rate for the Petroleum Company which stores and distributes petroleum products. The Amended Agreement includes provisions to extend and additional payments based upon throughput. (See Note 5.)

         The principal difference between the two segments relates to the nature of the operations. The tenants in the Leasing segment incur substantially all of the development and operating costs of the asset constructed on the Company's land, whereas the Company is responsible for the operating and maintenance expenditures as well as capital improvements at the Petroleum Facilities.

         The Company makes decisions relative to the allocation of resources and evaluates performance based on loss before income taxes, excluding interest and certain corporate expenses.

         There are no inter-segment revenues. The Company did not incur interest expense during the six months ended June 30, 2003 and 2002.

         The following financial information is used for making operating decisions and assessing performance of the Company's segments:

                                                                Petroleum
                                                                 Storage
                                                 Leasing        Facilities        Total
                                               ------------    ------------    ------------
Six months ended June 30, 2003:
Revenues:
   Contractual ..............................  $  1,195,000    $    846,000    $  2,041,000
   Contingent ...............................        75,000         264,000         339,000
   Option ...................................       368,000              --         368,000
   Noncash, excess of contractual over
     straight-line rentals ..................       (32,000)             --         (32,000)
                                               ------------    ------------    ------------
                                               $  1,606,000    $  1,110,000    $  2,716,000
                                               ============    ============    ============

Property tax expense ........................  $  1,000,000    $     56,000    $  1,056,000
                                               ============    ============    ============

Depreciation ................................  $     31,000    $    173,000    $    204,000
                                               ============    ============    ============

Income (loss) before income taxes ...........  $    479,000    $     (1,000)   $    478,000
                                               ============    ============    ============

Assets ......................................  $  5,900,000    $ 10,055,000    $ 15,955,000
                                               ============    ============    ============

Properties and equipment, additions .........  $         --    $      3,000    $      3,000
                                               ============    ============    ============

Six months ended June 30, 2002:
Revenues:
   Contractual ..............................  $  1,113,000    $    801,000    $  1,914,000
   Contingent ...............................        59,000         135,000         194,000
   Option ...................................       170,000              --         170,000
   Noncash, excess of contractual over
     straight-line rentals ..................       (19,000)             --         (19,000)
                                               ------------    ------------    ------------
                                               $  1,323,000    $    936,000    $  2,259,000
                                               ============    ============    ============

Property tax expense ........................  $    930,000    $     53,000    $    983,000
                                               ============    ============    ============

Depreciation ................................  $     31,000    $    173,000    $    204,000
                                               ============    ============    ============

Income before income taxes ..................  $    172,000    $     63,000    $    235,000
                                               ============    ============    ============

Assets ......................................  $  5,953,000    $ 10,028,000    $ 15,981,000
                                               ============    ============    ============

Properties and equipment, additions .........  $         --    $    172,000    $    172,000
                                               ============    ============    ============

         The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the six months ended June 30, 2003 and 2002:

                                                         2003            2002
                                                     ------------    ------------
Income:
  Revenues for operating segments ................   $  2,716,000    $  2,259,000
  Interest income ................................          3,000          33,000
                                                     ------------    ------------
    Total consolidated income ....................   $  2,719,000    $  2,292,000
                                                     ============    ============

Property tax expense:
  Property tax expense for operating segments ....   $  1,056,000    $    983,000
  Unallocated corporate property tax expense .....          1,000           1,000
                                                     ------------    ------------
    Total consolidated property tax expense ......   $  1,057,000    $    984,000
                                                     ============    ============

Depreciation:
  Depreciation for operating segments ............   $    204,000    $    204,000
  Unallocated corporate depreciation .............          5,000           5,000
                                                     ------------    ------------
    Total consolidated depreciation ..............   $    209,000    $    209,000
                                                     ============    ============

Income before income taxes:
  Income for operating segments ..................   $    478,000    $    235,000
  Interest income ................................          3,000          33,000
  Unallocated corporate expenses .................       (521,000)       (511,000)
                                                     ------------    ------------
    Total consolidated loss before income taxes...   $    (40,000)   $   (243,000)
                                                     ============    ============

Assets:
  Assets for operating segments ..................   $ 15,955,000    $ 15,981,000
  Corporate cash and cash equivalents ............      1,769,000       1,473,000
  Income tax receivable ..........................             --         634,000
  Other unallocated amounts ......................         49,000          60,000
                                                     ------------    ------------
    Total consolidated assets ....................   $ 17,773,000    $ 18,148,000
                                                     ============    ============

Additions to properties and equipment:
  Operating segments .............................   $      3,000    $    172,000
  Unallocated corporate additions ................             --           1,000
                                                     ------------    ------------
    Total consolidated additions .................   $      3,000    $    173,000
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

         Through June 30, 2003, this receivable on this lease has grown to approximately $13,914,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 41 years away. Accordingly, the Company has not reported any portion of this amount as leasing revenue in its financial statements and does not anticipate that it can reach such a conclusion until the turnaround date is closer.

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

         Leasing:

         The leasing segment is principally devoted to the leasing of Company-owned land in the Capital Center Project Area (Capital Center), in downtown Providence, Rhode Island under long-term ground leases. The Company owns approximately 18 acres in the Capital Center consisting of 11 parcels. The Capital Center (approximately 77 acres of land) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (Amtrak) and the Company during the 1980's in which two rivers, the Moshassuck and the Woonasquatucket, were moved, a new railroad station (the Railroad Station) was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area. The Company has not acted, and does not intend to act, as a developer with respect to any improvements constructed on Company-owned parcels.

         The Company first began offering parcels for lease in the late 1980's. As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage on one of the Company's parcels adjacent to the Railroad Station, and the Company paid one-half of the construction cost. Subsequently, the Company became sole owner of the parking garage, which is currently leased to an experienced parking operator (parking operator). Three other parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex and a 114,000 square foot office building.

         The seven remaining parcels (undeveloped parcels) are the subject of four leases, the term of each of which has not commenced pending completion of development plans and closing of construction financing. During the interim, option payments are being made by the developers under the leases for the undeveloped parcels. Under one of the leases, the developer made a series of six-month option payments, the last of which was paid in June 2003 for the period ending December 27, 2003. In July 2003, this lease was assigned to GTECH Corporation which plans to construct its corporate headquarters on this parcel. Under another lease, the Company receives option payments pursuant to a month-to-month arrangement. Under the third and fourth leases, the Company began receiving option payments April 1, 2003. The monthly option income totals $80,000 at June 30, 2003. There is no assurance that any one or more of these development projects will actually proceed.

         Pending future development or commencement of the leases, five of the parcels are subject to short-term leases with the parking operator.

         The Company also owns two land parcels (18,000 sq. ft.) adjacent to the Company's parcels in the Capital Center which are also subject to a short-term lease with the parking operator.

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

         Petroleum storage:

         The Company, through a wholly-owned subsidiary, owns a 524,500 barrel petroleum storage facility located in East Providence, Rhode Island, and a deep-water pier (Wilkesbarre Pier) and pipeline connecting the Wilkesbarre Pier to the petroleum storage facilities (Petroleum Facilities). The Company and a petroleum distribution company (Petroleum Company) are parties to an agreement whereby the Company operates the entire Petroleum Facilities for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements. Through April 30, 2003, the agreement provided for a monthly fee which increased annually by 4.5%, as well as an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels in any agreement year.

         Effective May 1, 2003, the Company and Petroleum Company entered into an amended and restated lease agreement (Amended Agreement) which, among other things, provides as follows: (1) the Amended Agreement will expire April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days written notice; (2) the Petroleum Company may terminate the Amended Agreement after five years upon one year written notice; (3) the monthly fee is $147,000 (an increase of $30,000) and is subject to annual cost of living adjustments; (4) the Petroleum Company will reimburse the Company for any increase in real property taxes over the 2002 level; and (5) the Company will receive an additional $.10 per barrel for every barrel in excess of 4,000,000 barrels of throughput in any twelve-month period ending on April 30 during each year the Amended Agreement is in effect. Also effective May 1, 2003, the Petroleum Company was granted the option to purchase the Petroleum Facilities at any time during the term of the Amended Agreement under the terms and conditions set forth in an option agreement. In a separate but related agreement, the Petroleum Company agreed to pay a portion of certain costs which may be incurred at the Wilkesbarre Pier.

         Pursuant to an agreement (Agreement) with another company (Oil Company), which afforded that Oil Company the right to use the Wilkesbarre Pier, the Company received annual payments. In 2002, this payment was $185,000. This Agreement was extended to March 31, 2003 at a monthly fee of $15,000, which Agreement terminated at that time. As described in Note 5 of Notes to Consolidated Financial Statements, the Company is in litigation (Wilkesbarre Pier litigation) with Oil Company and a related party over the Agreement and the rights of others to utilize the Wilkesbarre Pier.

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

         In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to RIDEM. In 2000, the tank was demolished and testing of the groundwater indicated that there were no large pooling of contaminants. In 2001, RIDEM approved a plan whereby the Company installed a passive system consisting of three wells and commenced monitoring the wells. In December 2002, the Company determined that it would no longer incur significant costs in connection with the implementation of this monitoring plan and reversed into income a previously recorded payable of $50,000. In the spring of 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and is now requiring the Company to install an active remediation system for the removal of product from the contaminated site. The Company anticipates installing the system before yearend at an estimated cost of $50,000. The Company anticipates that the ongoing cost of meeting its obligations under the new remediation plan will not be significant.

         The Company manages its exposure to contamination, cleanup or similar costs associated with the Petroleum Facilities through adherence to established procedures for operations and equipment maintenance.

         Condemnation proceedings:

         As described in Note 8 to Consolidated Financial Statements, certain of the Company's property adjacent to Amtrak's Northeast Corridor in Providence, Rhode Island was condemned by Amtrak in 1999 and 2001. The Company believed that the amounts paid by Amtrak were inadequate and made a claim for additional condemnation proceeds. In November 2002 the
         U. S. District Court for the District of Rhode Island awarded the Company $1,500,000, including interest, in additional damages. In February 2003, Amtrak appealed the decision to the U. S. Court of Appeals for the First Circuit. In July 2003, Amtrak posted an appeal bond with the Court in the amount of the judgment. The Company is unable to determine when the appeal will be heard and the amount of additional damages, if any, the Company may ultimately receive.

2.       RESULTS OF OPERATIONS:

         Leasing segment:

         For the three and six months ended June 30, 2003, revenue from leasing increased 29% and 21%, respectively, from 2002 due principally to higher option payments received on those leases which will not commence until construction begins, renewals of short-term parking leases, revenue associated with the three billboard locations added in the fourth quarter of 2002, and the commencement of contingent rentals relating to one developed parcel. For the three months ended June 30, 2003, expenses applicable to leasing remained approximately at the 2002 level which resulted from a decline in professional fees offset in part by an increase in property tax expense. For the six months ended June 30, 2003, expenses applicable to leasing decreased 2% from 2002 due to a decrease in professional fees offset in part by an 8% increase in property taxes.

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

         Petroleum storage:

         For the three and six months ended June 30, 2003, revenue from petroleum storage facilities increased 11% and 19%, respectively, from 2002 resulting principally from higher monthly fees under the agreement and higher contingent revenues due to a colder winter, offset in part by the March 31, 2003 termination of the agreement with Oil Company for its use of the Wilkesbarre Pier. For the three and six months ended June 30, 2003, expenses applicable to petroleum storage facilities increased 20% and 27%, respectively, from 2002 principally due to higher legal fees associated with the Wilkesbarre Pier litigation, expenses associated with the higher volume of throughput at the Petroleum Facilities and increased insurance costs.

         General:

         For the three and six months ended June 30, 2003, general and administrative expenses remained approximately at the 2002 level.

         Under present Rhode Island law, state income tax losses cannot be carried back, and state tax loss carryforwards are limited to the amount of the federal tax loss carryforward resulting in an income tax provision for 2002 that does not bear the customary relationship to loss before income taxes. The income tax provision does not bear the customary relationship in 2003 due to an adjustment to the estimated federal income tax refund recorded in 2002.

         Liquidity:

         Historically, the Company has had adequate liquidity to fund its operations.

         In 1999, the Company was the recipient of substantial condemnation proceeds from the State of Rhode Island. In February 2002, the Company effected a qualifying purchase with a consolidated subsidiary which permitted it to amend its 1999 federal and state income tax returns to claim refunds totaling $568,000 with respect to condemnation proceeds previously taxed. Through June 30, 2002, the Company received the state refund of $117,000 plus interest of $30,000. For federal income tax reporting purposes, the Company reported a loss for the year ended December 31, 2001, and filed a carryback claim that resulted in a refund of federal income taxes previously paid for years 1996 through 1999 in the amount of $607,000, all of which was received by June 30, 2002.

         For income tax reporting purposes, the Company reported a tax loss for the year ended December 31, 2002 and filed a carryback claim that resulted in a refund of federal income taxes previously paid in the amount of $381,000 which was received in May 2003. With this refund, the Company has recovered substantially all federal income taxes paid during the carryback period.

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

         In January 2003, the Company paid $112,000 for properties purchased in 2002. The Company will incur approximately $50,000 for the installation of the active remediation system at the Petroleum Facilities.

         In connection with the condemnation by Amtrak, in November 2002 the Company was awarded approximately $1,500,000 including interest in additional damages. In February 2003, Amtrak appealed the decision to the U. S. Court of Appeals for the First Circuit. In July 2003, Amtrak posted an appeal bond with the Court in the amount of the judgment. The Company is unable to determine when the appeal will be heard and the amount of additional damages, if any, the Company may ultimately receive.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), the President and Treasurer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the undersigned officers of the Company have concluded that such disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and regulations. There was no significant change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

         10 Material contracts: leases between Metropark, Ltd. and small business issuer:

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

         31.1 Rule 13a-14(a) Certification of President and Principal Executive Officer

         31.2 Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

         32.1 Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

(b)      For the quarter ended June 30, 2003, no reports on Form 8-K were filed.

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

DATED: August 1, 2003