Form 10QSB/A
period 2003-06-30
CAPITAL PROPERTIES INC /RI/
filed 2003-08-12
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB/A
                                (Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to
             ---------------------- -------------------------------

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

As of July 31, 2003, the Issuer had 3,000,000 shares of Class A Common Stock and
299,956 shares of Class B Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                INTRODUCTORY NOTE

     We filed our original Quarterly Report on Form 10-QSB for the quarter ended
June 30, 2003 with the  Securities  and Exchange  Commission  on August 4, 2003.
This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A is being filed for the purposes of filing Exhibit  10(b)(i).  The remainder of the Form 10-QSB,  as previously filed, is unchanged.

                                     PART II
                                     -------

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

      10  Material contracts:

     (a) leases between Metropark, Ltd. and registrant:

          (i)  Dated  December  12, 2001  (incorporated  by reference to Exhibit
               10(a)(i)  to the  Issuer's  annual  report on Form 10-KSB for the year ended December 31, 2001).

          (ii) Dated  December  12, 2001  (incorporated  by reference to Exhibit
               10(a)(ii)  to the Issuer's  annual  report on Form 10-KSB for the year ended December 31, 2001).

          (iii)Dated  December  12, 2001  (incorporated  by reference to Exhibit
               10(a)(iii)  to the Issuer's  annual report on Form 10-KSB for the
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
               year ended December 31, 2001).

      (b) Miscellaneous contracts:

          (i)* Option  Agreement to Purchase Real  Property And Related  Assets,
               dated  June 9,  2003,  by and  between  Dunellen,  LLC and Global
               Companies, LLC.

     99.1*Rule  13a-14(a)  Certification  of President and  Principal  Executive
          Officer

     99.2*Rule  13a-14(a)  Certification  of Treasurer and  Principal  Financial
          Officer

-----------
* Filed herewith

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

DATED:    August 12, 2003