Form 10QSB
period 2003-09-30
CAPITAL PROPERTIES INC /RI/
filed 2003-10-31
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

As of October 31, 2003, the Issuer had 3,000,000 shares of Class A Common Stock and 299,956 shares of Class B Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003
(UNAUDITED)

ASSETS
Properties and equipment (net of accumulated depreciation) .........   $14,912,000
Cash and cash equivalents ..........................................     1,878,000
Receivables:
      Property tax settlement ......................................     1,700,000
      Other ........................................................        89,000
Accrued rental income ..............................................       432,000
Prepaid and other ..................................................        41,000
                                                                       -----------
                                                                       $19,052,000
                                                                       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued expenses:
      Property taxes ...............................................   $ 1,040,000
      Other ........................................................       399,000
    Income taxes payable ...........................................       480,000
    Deferred income taxes, net .....................................     3,652,000
                                                                       -----------
                                                                         5,571,000
                                                                       -----------
Shareholders' equity:
    Class A common stock, $.01 par; authorized 6,000,000 shares;
      issued and outstanding 3,000,000 shares ......................        30,000
    Class B common stock, $.01 par; authorized 300,000 shares;
      issued and outstanding 299,956 shares ........................         3,000
    Excess stock, $.01 par; authorized 1,000,000 shares; none issued
      and outstanding ..............................................            --
    Capital in excess of par .......................................    11,795,000
    Retained earnings ..............................................     1,653,000
                                                                       -----------
                                                                        13,481,000
                                                                       -----------
                                                                       $19,052,000
                                                                       ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30                 September 30
                                                            -------------------------    -------------------------
                                                                2003          2002           2003          2002
                                                            -----------   -----------    -----------   -----------
Income:
    Revenues:
        Leasing, including property tax settlement of
         $1,700,000 in 2003 .............................   $ 2,560,000   $   689,000    $ 4,166,000   $ 2,012,000
        Petroleum storage facilities ....................       458,000       403,000      1,568,000     1,339,000
                                                            -----------   -----------    -----------   -----------
                                                              3,018,000     1,092,000      5,734,000     3,351,000
    Interest ............................................         2,000         3,000          5,000        36,000
                                                            -----------   -----------    -----------   -----------
                                                              3,020,000     1,095,000      5,739,000     3,387,000
                                                            -----------   -----------    -----------   -----------
Expenses:
   Expenses applicable to:
        Leasing .........................................       625,000       618,000      1,752,000     1,769,000
        Petroleum storage facilities ....................       532,000       470,000      1,643,000     1,343,000
    General and administrative ..........................       239,000       242,000        760,000       753,000
    Interest ............................................        27,000            --         27,000            --
                                                            -----------   -----------    -----------   -----------
                                                              1,423,000     1,330,000      4,182,000     3,865,000
                                                            -----------   -----------    -----------   -----------

Income (loss) before income taxes .......................     1,597,000      (235,000)     1,557,000      (478,000)
                                                            -----------   -----------    -----------   -----------
Income tax expense (benefit):
    Current .............................................       478,000      (118,000)       480,000      (864,000)
    Deferred ............................................       159,000        43,000        133,000       742,000
                                                            -----------   -----------    -----------   -----------
                                                                637,000       (75,000)       613,000      (122,000)
                                                            -----------   -----------    -----------   -----------

Net income (loss) .......................................   $   960,000   $  (160,000)   $   944,000   $  (356,000)
                                                            ===========   ===========    ===========   ===========

Basic income (loss) per common
    share ...............................................   $       .29   $      (.05)   $       .29   $      (.11)
                                                            ===========   ===========    ===========   ===========

Dividends on common stock ...............................   $        --   $        --    $        --   $       .03
                                                            ===========   ===========    ===========   ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

                                                                        2003           2002
                                                                    -----------    -----------
Cash flows from operating activities:
   Net income (loss) ............................................   $   944,000    $  (356,000)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
         Depreciation ...........................................       313,000        314,000
         Deferred income taxes ..................................       133,000        742,000
         Other, principally net changes in receivables,
             prepaids, accounts payable, income taxes and
             accrued expenses ...................................      (992,000)       121,000
                                                                    -----------    -----------
   Net cash provided by operating activities ....................       398,000        821,000
                                                                    -----------    -----------

Cash used in investing activities, purchase
    of  properties and equipment ................................      (153,000)      (173,000)
                                                                    -----------    -----------

Cash used in financing activities, payment of dividends .........            --        (99,000)
                                                                    -----------    -----------

Increase in cash and cash equivalents ...........................       245,000        549,000
Cash and cash equivalents, beginning ............................     1,633,000      1,167,000
                                                                    -----------    -----------
Cash and cash equivalents, ending ...............................   $ 1,878,000    $ 1,716,000
                                                                    ===========    ===========

Supplemental disclosures, cash paid or received for income taxes:
        Cash paid ...............................................   $     9,000    $     9,000
                                                                    ===========    ===========
        Refunds received ........................................   $   381,000    $   724,000
                                                                    ===========    ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

1.       BASIS OF PRESENTATION:

         The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002 and the cash flows for the nine months ended September 30, 2003 and 2002.

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

3.       PROPERTIES AND EQUIPMENT:

Properties on lease or held for lease:
  Land and land improvements .......................   $ 3,740,000
  Parking garage ...................................     2,500,000
                                                       -----------
                                                         6,240,000
                                                       -----------
Petroleum storage facilities:
   Land and land improvements ......................     5,106,000
   Buildings and structures ........................       709,000
   Tanks and equipment .............................     9,013,000
                                                       -----------
                                                        14,828,000
                                                       -----------

Office equipment ...................................        84,000
                                                       -----------
                                                        21,152,000
                                                       -----------
Less accumulated depreciation:
   Properties on lease or held for lease ...........       975,000
   Petroleum storage facilities ....................     5,188,000
   Office equipment ................................        77,000
                                                       -----------
                                                         6,240,000
                                                       -----------
                                                       $14,912,000
                                                       ===========

         Under a 1990 agreement with the State of Rhode Island, the Company was obligated to pay the State $158,000 for the construction of certain improvements in the Capital Center Project area. In December 1999, the Company attempted to tender the $158,000 to the State in satisfaction of its obligation, which amount was reported as an addition to properties and equipment. Subsequently, the State claimed that the Company owed interest in the amount of $130,000, which the Company disputed. In July 2000, the Company and the State reached an agreement whereby the Company agreed to pay a total of $65,000 in interest. The State was unable to locate the original note and to deliver a discharge of the mortgage held by it with respect to this property. The Company commenced proceedings against the State in the Rhode Island Superior Court seeking an order from the Superior Court that, upon payment of the $223,000, the Company would be discharged from all responsibility under the note and that the note would be paid in full. In September 2003, the Company paid the State the $223,000 and a consent judgment was entered in Superior Court discharging and canceling the note and mortgage.

4.       DESCRIPTION OF LEASING ARRANGEMENTS:

         At September 30, 2003, the Company had entered into seven long-term land leases covering ten land parcels; of these leases, four will not commence until construction begins.

         The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 28 years and for public parking purposes under short-term cancellable leases.

         For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $15,386,000 through September 30, 2003. Management has concluded that a portion of the excess of straight-line over contractual rentals ($432,000 at September 30, 2003) is realizable when payable over the terms of the leases.

         The three long-term land leases which have commenced provide that the tenants pay the City of Providence for real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of income (loss). These tenant payments attributable to the Company's land are as follows: for the three months ended September 30, 2003 and 2002, $86,000 and $81,000 respectively; and for the nine months ended September 30, 2003 and 2002, $264,000 and $247,000, respectively.

5.       PETROLEUM STORAGE FACILITIES:

         Current operations:

         The Company and a petroleum distribution company (Petroleum Company) are parties to an agreement whereby the Company operates the entire Petroleum Facilities for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements. Through April 30, 2003, the agreement provided for a monthly fee which increased annually by 4.5%, as well as an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels in any agreement year (contingent revenues). For the agreement year ended April 30, 2003, throughput exceeded 2,000,000 barrels in December 2002. For the agreement year ended April 30, 2002, throughput exceeded 2,000,000 barrels in January 2002. For the nine months ended September 30, 2003 and 2002, the Company earned contingent revenues of $264,000 and $135,000, respectively.

         Effective May 1, 2003, the Company and Petroleum Company entered into an amended and restated lease agreement (Amended Agreement) which, among other things, provides as follows: (1) the Amended Agreement will expire April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days' written notice; (2) the Petroleum Company may terminate the Amended Agreement after five years upon one year written notice; (3) the monthly fee is $147,000 (an increase of $30,000) and is subject to annual cost of living adjustments; (4) the Petroleum Company will reimburse the Company for any increase in real property taxes over the 2002 level; and (5) the Company will receive an additional $.10 per barrel for every barrel in excess of 4,000,000 barrels of throughput in any twelve-month period ending on April 30 during each year the Amended Agreement is in effect. Also effective May 1, 2003, the Petroleum Company was granted the option to purchase the Petroleum Facilities at any time during the term of the Amended Agreement under the terms and conditions set forth in an option agreement. In a separate but related agreement, the Petroleum Company agreed to pay a portion of certain costs which may be incurred at the Wilkesbarre Pier. [See Wilkesbarre Pier below].

         Environmental incidents:

         In March 2002, during testing of monitoring wells at the Petroleum Facilities, the Company's consultant sampled a groundwater monitoring well located on that portion of the Petroleum Facilities purchased in 2000 and discovered free floating phase product. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, and the results indicate that the gasoline is not coming from the Company's Petroleum Facilities. The Company notified the State of Rhode Island Department of Environmental Management (RIDEM). The Company will continue to monitor RIDEM's investigation of this contamination to ensure that the responsible party addresses this contamination.

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

         In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to RIDEM. In 2000, the tank was demolished and testing of the groundwater indicated that there were no large pooling of contaminants. In 2001, RIDEM approved a plan whereby the Company installed a passive system consisting of three wells and commenced monitoring the wells. In December 2002, the Company determined that it would no longer incur significant costs in connection with the implementation of this monitoring plan and reversed into income a previously recorded payable of $50,000. In the spring of 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and is now requiring the Company to install an active remediation system for the removal of product from the contaminated site. The Company anticipates installing the system before year-end at an estimated cost of $50,000, at which time this amount will be included in properties and equipment on the Company's balance sheet. The Company anticipates that the ongoing cost of meeting its obligations under the new remediation plan will not be significant.

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

         The jury claims were tried in December 2002. The jury returned a verdict against the Company in the amount of $100,000, which amount was recorded as an expense in 2002 and is included in accounts payable and accrued expenses, other on the accompanying consolidated balance sheet. The Company filed a post-trial motion requesting that the Court vacate the verdict. In September 2003, judgment was entered against the Company in the amount of $100,000 plus $27,000 in interest through that date. Interest expense in the amount of $27,000 is included in the accompanying statements of income for 2003. The Court entered judgment as a matter of law against the Company on the Company's claim that Other Company was obligated to pay for the installation of certain fire suppression equipment on the Pier.

         In June 2003, the remaining non-jury claims were tried and in September 2003 the Court rendered its decision as follows. The Court ordered Other Company to install a new sixteen-inch pipeline on the Pier for the Company's use and benefit. The Court rejected Other Company's claim that it was not obligated to pay for the fire suppression equipment on the Pier as well as Other Company's claim that the Company remove or relocate the fire suppression equipment. However, the Court also held that Oil Company and Other Company had the right to use the north side of the Pier pursuant to a deed in 1941 but declined the Company's request that it declare what are the corresponding obligations attached to that right.

         The Company appealed to the U. S. Court of Appeals for the First Circuit. Neither Oil Company nor Other Company filed an appeal. A briefing schedule has not been issued. A decision on appeal is expected in 2004.

         In connection with this litigation, the Company incurred legal fees as follows: for the three months ended September 30, 2003 and 2002, $29,000 and $74,000, respectively; for the nine months ended September 30, 2003 and 2002, $246,000 and $219,000, respectively. These amounts are included in expenses, petroleum storage facilities on the accompanying consolidated statements of income (loss).

         Pursuant to a Guaranty and Indemnity Agreement, the Company filed a lawsuit in September 2002 against Other Company and Other Company's parent in the U. S. District Court for the Eastern District of New York seeking reimbursement for all reasonable costs incurred by the Company in defending the Wilkesbarre Pier litigation described above. The matter has been transferred to the U. S. District Court for the District of Rhode Island and is in the discovery stage.

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

         In July 2000, the City filed a motion to vacate the Superior Court and Supreme Court judgments entered in favor of the Company. In October 2000, the Superior Court denied the motion to vacate and awarded the Company attorneys fees of $258,000. The City has filed an appeal in the Supreme Court. The matter was heard in September 2003 and the Company expects a decision before year-end. Pending the ultimate resolution of the matter, the Company has not reported the award as income in its consolidated financial statements.

7.       SETTLEMENT OF CITY OF PROVIDENCE PROPERTY TAX DISPUTE:

         In each year since 1995 (with the exception of year 2000), the Company has appealed the real estate taxes assessed against one or more of the parcels of land owned by it in the City of Providence. With respect to certain years, the appeals were heard by the Providence Board of Assessment Review and in each case denied. The Company appealed each such denial to the Superior Court. With respect to the remaining years, the Providence Board of Assessment Review has yet to hear the appeals.

         At the request of the Court, in August 2003 the Company and the City engaged in mediation in an effort to resolve all property tax disputes. In September 2003, the Company and the City agreed to an omnibus settlement in the amount of $1,700,000 covering all litigation resulting from tax appeals filed by the Company with the City for real property taxes covering the tax years 1994 through 1999 and 2001 through 2003. The settlement has been approved by the City Council and the Company anticipates payment before year-end. For two of the parcels in the Capital Center area, the assessed values have been set which will result in future annual decreases in real property taxes of approximately $315,000. With respect to the remaining parcels, no agreement as to assessed value has been reached with the City and there can be no assurance assessments as of December 31, 2003 and subsequent assessments will be satisfactory to the Company.

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

     For income tax reporting purposes, the Company reported a tax loss for the year ended December 31, 2001 and filed carryback claims that resulted in a refund of federal income taxes previously paid in the amount of $607,000, all of which was received by June 30, 2002.

     For income tax reporting purposes, the Company reported a tax loss for the year ended December 31, 2002 and filed carryback claims that resulted in a refund of federal income taxes previously paid in the amount of $381,000, which amount was received in May 2003. With this refund, the Company has recovered substantially all federal income taxes paid during the carryback period.

     Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at September 30, 2003 were as follows:

Gross deferred tax liabilities:
   Property having a financial statement basis in excess of tax
      basis..........................................................    $  3,677,000
   Accrued rental income.............................................         173,000
                                                                         ------------
                                                                            3,850,000
                                                                         ------------
Gross deferred tax assets:
   Professional fees in connection with Amtrak dispute and
      environmental matters..........................................         164,000
   Other.............................................................          34,000
                                                                         ------------
                                                                              198,000
                                                                         ------------
                                                                         $  3,652,000
                                                                         ============

10.  OPERATING SEGMENT DISCLOSURES:

     The Company operates in two segments: (1) Leasing and (2) Petroleum Storage Facilities.

     The Leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon) and locations along interstate and primary highways in Rhode Island and Massachusetts (to a company which has constructed outdoor advertising boards thereon). The Company anticipates that the future development of its remaining properties will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels and an adjacent parking garage for public parking purposes under short-term cancellable leasing arrangements.

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

     The Company makes decisions relative to the allocation of resources and evaluates performance based on income (loss) before income taxes, interest income and expense and certain corporate expenses.

     There are no inter-segment revenues.

     The following financial information is used for making operating decisions and assessing performance of the Company's segments:

                                                                             Petroleum
                                                                              Storage
                                                             Leasing         Facilities          Total
                                                          -------------    --------------    -------------
Nine months ended September 30, 2003:
Revenues:
   Contractual.....................................       $   1,792,000    $    1,304,000    $   3,096,000
   Contingent......................................              90,000           264,000          354,000
   Option..........................................             632,000                --          632,000
   Property tax settlement.........................           1,700,000                --        1,700,000
   Noncash, excess of contractual over
     straight-line rentals.........................             (48,000)               --          (48,000)
                                                          -------------    --------------    -------------
                                                          $   4,166,000    $  1,568,000      $   5,734,000
                                                          =============    ==============    =============

Property tax expense...............................       $   1,510,000    $       84,000    $   1,594,000
                                                          =============    ==============    =============

Depreciation.......................................       $      47,000    $      259,000    $     306,000
                                                          =============    ==============    =============

Income (loss) before income taxes..................       $   2,414,000    $      (75,000)   $   2,339,000
                                                          =============    ==============    =============

Assets.............................................       $   7,550,000    $    9,853,000    $  17,403,000
                                                          =============    ==============    =============

Additions to properties and equipment..............       $          --    $       41,000    $      41,000
                                                          =============    ==============    =============

Nine months ended September 30, 2002:
Revenues:
   Contractual.....................................       $   1,682,000    $    1,204,000    $   2,886,000
   Contingent......................................              59,000           135,000          194,000
   Option..........................................             300,000                --          300,000
   Noncash, excess of contractual over
     straight-line rentals.........................             (29,000)               --          (29,000)
                                                          -------------    --------------    -------------
                                                          $   2,012,000    $    1,339,000    $   3,351,000
                                                          =============    ==============    =============

Property tax expense...............................       $   1,401,000    $       79,000    $   1,480,000
                                                          =============    ==============    =============

Depreciation.......................................       $      47,000    $      259,000    $     306,000
                                                          =============    ==============    =============

Income (loss) before income taxes..................       $     243,000    $       (4,000)   $     239,000
                                                          =============    ==============    =============

Assets.............................................       $   5,921,000    $    9,905,000    $  15,826,000
                                                          =============    ==============    =============

Additions to properties and equipment..............       $          --    $      172,000    $     172,000
                                                          =============    ==============    =============

     The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the nine months ended September 30, 2003 and 2002:

                                                                                 2003             2002
                                                                            --------------   --------------
Income:
  Revenues for operating segments...................................        $    5,734,000   $    3,351,000
  Interest income...................................................                 5,000           36,000
                                                                            --------------   --------------
    Total consolidated income.......................................        $    5,739,000   $    3,387,000
                                                                            ==============   ==============

Property tax expense:
  Property tax expense for operating segments.......................        $    1,594,000   $    1,480,000
  Unallocated corporate property tax expense........................                 1,000            1,000
                                                                            --------------   --------------
    Total consolidated property tax expense.........................        $    1,595,000   $    1,481,000
                                                                            ==============   ==============

Depreciation:
  Depreciation for operating segments...............................        $      306,000   $      306,000
  Unallocated corporate depreciation................................                 7,000            8,000
                                                                            --------------   --------------
    Total consolidated depreciation.................................        $      313,000   $      314,000
                                                                            ==============   ==============

Income before income taxes:
  Income for operating segments.....................................        $    2,339,000   $      239,000
  Interest:
    Income..........................................................                 5,000           36,000
    Expense.........................................................               (27,000)              --
  Unallocated corporate expenses....................................              (760,000)        (753,000)
                                                                            --------------   --------------
    Total consolidated income (loss) before
       income taxes.................................................        $    1,557,000   $     (478,000)
                                                                            ==============   ==============

Assets:
  Assets for operating segments.....................................        $   17,403,000   $   15,826,000
  Corporate cash and cash equivalents...............................             1,603,000        1,428,000
  Receivables, other................................................                    --          729,000
  Other unallocated amounts.........................................                46,000           60,000
                                                                            --------------   --------------
    Total consolidated assets.......................................        $   19,052,000   $   18,043,000
                                                                            ==============   ==============

Additions to properties and equipment:
  Operating segments................................................        $       41,000   $      172,000
  Unallocated corporate additions...................................                    --            1,000
                                                                            --------------   --------------
    Total consolidated additions ...................................        $       41,000   $      173,000
                                                                            ==============   ==============

     CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD LOOKING STATEMENTS

         CERTAIN PORTIONS OF THIS REPORT, AND PARTICULARLY THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTAIN FORWARD-LOOKING STATEMENTS WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS. THE COMPANY CAUTIONS THAT THESE STATEMENTS ARE FURTHER QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, THE
         FOLLOWING: THE ABILITY OF THE COMPANY TO GENERATE ADEQUATE AMOUNTS OF CASH; THE COLLECTIBILITY OF THE ACCRUED RENTAL INCOME WHEN DUE OVER THE TERMS OF THE LONG-TERM LAND LEASES AND THE PROPERTY TAX SETTLEMENT WITH THE CITY OF PROVIDENCE; THE COMMENCEMENT OF ADDITIONAL LONG-TERM LAND LEASES; CHANGES IN ECONOMIC CONDITIONS THAT MAY AFFECT EITHER THE CURRENT OR FUTURE DEVELOPMENT ON THE COMPANY'S PARCELS; THE FINAL OUTCOME OF THE AMTRAK, OIL COMPANY AND CITY OF PROVIDENCE LAWSUITS; AND EXPOSURE TO CONTAMINATION, CLEANUP OR SIMILAR COSTS ASSOCIATED WITH THE OPERATION OF THE PETROLEUM STORAGE FACILITIES.

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

     Through September 30, 2003, the receivable on this lease has grown to approximately $14,112,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 41 years away. Accordingly, the Company has not reported any portion of this amount as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround date is closer.

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

     The Company first began offering parcels for lease in the late 1980's. As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage on one of the Company's parcels adjacent to the Railroad Station, and the Company paid one-half of the construction cost. Subsequently, the Company became sole owner of the parking garage, which is currently leased to an experienced parking operator (parking operator). Three other parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex and a 114,000 square foot office building. In accordance with the terms of the lease associated with the apartment complex, effective April 1, 2003, the Company is receiving a percentage of the tenant's gross revenue, which presently is approximately $5,000 per month.

     Three of the remaining seven parcels (undeveloped parcels) are the subject of three leases, the term of each of which has not commenced pending completion of development plans and closing of construction financing. During the interim, option payments are being made by the developers under the leases for the undeveloped parcels. Under one of the leases, the developer made a series of six-month option payments, the last of which was paid in June 2003 for the period ending December 27, 2003. In July 2003, this lease was assigned to GTECH Corporation which plans to construct its corporate headquarters on this parcel. Under another lease, the Company receives option payments pursuant to a month-to-month arrangement. Under the third lease, the Company began receiving option payments April 1, 2003. The four remaining undeveloped parcels were the subject of a lease that had not commenced but under which option payments had been made by the developer since April 1, 2003, totaling $224,000 through September 30, 2003. However, the developer notified the Company that effective October 1, 2003, it is terminating its option and lease. The present monthly income for the remaining options totals $48,000.

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

     Effective May 1, 2003, the Company and Petroleum Company entered into an amended and restated lease agreement (Amended Agreement) which, among other things, provides as follows: (1) the Amended Agreement will expire April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days' written notice; (2) the Petroleum Company may terminate the Amended Agreement after five years upon one year written notice; (3) the monthly fee is $147,000 (an increase of $30,000) and is subject to annual cost of living adjustments; (4) the Petroleum Company will reimburse the Company for any increase in real property taxes over the 2002 level; and (5) the Company will receive an additional $.10 per barrel for every barrel in excess of 4,000,000 barrels of throughput in any twelve-month period ending on April 30 during each year the Amended Agreement is in effect. Also effective May 1, 2003, the Petroleum Company was granted the option to purchase the Petroleum Facilities at any time during the term of the Amended Agreement under the terms and conditions set forth in an option agreement. In a separate but related agreement, the Petroleum Company agreed to pay a portion of certain costs which may be incurred at the Wilkesbarre Pier.

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

     In March 2002, during testing of a monitoring well at the Petroleum Facilities, the Company's consultant sampled a groundwater monitoring well on that portion of the Petroleum Facilities purchased in 2000 and discovered free floating phase product. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, and the results indicate that the gasoline is not coming from the Company's Petroleum Facilities. The Company notified the State of Rhode Island Department of Environmental Management (RIDEM). The Company will continue to monitor RIDEM's investigation of this contamination.

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

     In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to RIDEM. In 2000, the tank was demolished and testing of the groundwater indicated that there were no large pooling of contaminants. In 2001, RIDEM approved a plan whereby the Company installed a passive system consisting of three wells and commenced monitoring the wells. In December 2002, the Company determined that it would no longer incur significant costs in connection with the implementation of this monitoring plan and reversed into income a previously recorded payable of $50,000. In the spring of 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and is now requiring the Company to install an active remediation system for the removal of product from the contaminated site. The Company anticipates installing the system before year-end at an estimated cost of $50,000. The Company anticipates that the ongoing cost of meeting its obligations under the new remediation plan will not be significant.

     The Company manages its exposure to contamination, cleanup or similar costs associated with the Petroleum Facilities through adherence to established procedures for operations and equipment maintenance.

     Condemnation proceedings:

     As described in Note 8 to the accompanying consolidated financial statements, certain of the Company's property adjacent to Amtrak's Northeast Corridor in Providence, Rhode Island was condemned by Amtrak in 1999 and 2001. The Company believed that the amounts paid by Amtrak were inadequate and made a claim for additional condemnation proceeds. In November 2002 the U. S. District Court for the District of Rhode Island awarded the Company $1,500,000, including interest, in additional damages. In February 2003, Amtrak appealed the decision to the U. S. Court of Appeals for the First Circuit. In July 2003, Amtrak posted an appeal bond with the Court in the amount of the judgment. The Company is unable to determine when the appeal will be heard and the amount of additional damages, if any, the Company may ultimately receive.

2.   RESULTS OF OPERATIONS:

     Leasing segment:

     For the three and nine months ended September 30, 2003, exclusive of the property tax settlement, revenue from leasing increased 25% and 23%, respectively, from 2002 due principally to higher option payments received on those leases which will not commence until construction begins, renewals of short-term parking leases, revenue associated with the three billboard locations added in the fourth quarter of 2002, and the commencement of contingent rentals relating to one developed parcel. For the three months ended September 30, 2003, expenses applicable to leasing remained approximately at the 2002 level. However, the three months ended September 30, 2002 includes a $92,000 settlement with Amtrak related to a dispute involving electricity in the Company's parking garage, which is adjacent to the Amtrak passenger station. Excluding the Amtrak settlement amount, for the three months ended September 30, 2003, expenses applicable to leasing increased 19% from 2002 due to an increase in professional fees and property tax expense. Excluding the Amtrak settlement amount, for the nine months ended September 30, 2003, expenses applicable to leasing increased 4% over 2002, due principally to an increase in property tax expense offset by a decrease in professional fees.

     Settlement of City of Providence property tax dispute:

     In each year since 1995 (with the exception of year 2000), the Company has appealed the real estate taxes assessed against one or more of the parcels of land owned by it in the City of Providence. With respect to certain years, the appeals were heard by the Providence Board of Assessment Review and in each case denied. The Company appealed each such denial to the Superior Court. With respect to the remaining years, the Providence Board of Assessment Review has yet to hear the appeals.

     At the request of the Court, in August 2003 the Company and the City engaged in mediation in an effort to resolve all property tax disputes. In September 2003, the Company and the City agreed to an omnibus settlement in the amount of $1,700,000 covering all litigation resulting from tax appeals filed by the Company with the City for real property taxes covering the tax years 1994 through 1999 and 2001 through 2003. The settlement has been approved by the City Council and the Company anticipates payment before year-end. For two of the parcels in the Capital Center area, the assessed values have been set which will result in future annual decreases in real property taxes of approximately $315,000. With respect to the remaining parcels, no agreement as to assessed value has been reached with the City and there can be no assurance assessments as of December 31, 2003 and subsequent assessments will be satisfactory to the Company.

     Petroleum storage:

     For the three and nine months ended September 30, 2003, revenue from petroleum storage facilities increased 14% and 17%, respectively, from 2002 resulting principally from higher monthly fees and higher contingent revenues due to a colder winter, offset in part by the March 31, 2003 termination of the agreement with Oil Company for its use of the Wilkesbarre Pier. For the three months ended September 30, 2003, expenses applicable to petroleum storage facilities increased 13% from 2002 principally due to an increase in repairs and maintenance expense offset in part by a decrease in legal fees associated with the Wilkesbarre Pier litigation. For the nine months ended September 30, 2003, expenses applicable to petroleum storage facilities increased 22% from 2002 principally due to an increase in repairs and maintenance expense, insurance costs and expenses associated with the higher volume of throughput at the Petroleum Facilities.

     General:

     For the three and nine months ended September 30, 2003, general and administrative expenses remained approximately at the 2002 level.

     The interest expense for 2003 relates to the Wilkesbarre Pier litigation.

     Under Rhode Island law, state income tax losses cannot be carried back, and state tax loss carryforwards are limited to the amount of the federal tax loss carryforward resulting in an income tax benefit for 2002 that does not bear the customary relationship to loss before income taxes.

     Liquidity:

     Historically, the Company has had adequate liquidity to fund its operations.

     In 1999, the Company was the recipient of substantial condemnation proceeds from the State of Rhode Island. In February 2002, the Company effected a qualifying purchase with a consolidated subsidiary which permitted it to amend its 1999 federal and state income tax returns to claim refunds totaling $568,000 with respect to condemnation proceeds previously taxed. Through September 30, 2002, the Company received the state refund of $117,000 plus interest of $30,000. For federal income tax reporting purposes, the Company reported a loss for the year ended December 31, 2001, and filed carryback claims that resulted in a refund of federal income taxes previously paid in the amount of $607,000, all of which was received by September 30, 2002.

     For income tax reporting purposes, the Company reported a tax loss for the year ended December 31, 2002 and filed carryback claims that resulted in a refund of federal income taxes previously paid in the amount of $381,000 which was received in May 2003. With this refund, the Company has recovered substantially all federal income taxes paid during the carryback period.

     The Company expects to report taxable income for 2003, requiring the outlay of funds for the payment of federal and state income taxes commencing in December 2003.

     In February 2002, the Company paid a quarterly dividend of $99,000 to holders of Class A and Class B common stock at the rate of $.03 per share. At subsequent quarterly meetings, the Board of Directors elected to omit the dividend pending resolution of the Company's tax appeals against the City of Providence and other matters. However, in October 2003, the Board re-examined the situation and declared a dividend of $99,000 to holders of Class A and Class B common stock at the rate of $.03 per share to be paid in November 2003. The declaration of future dividends and the amount thereof will depend on the Company's future earnings, financial factors and other events.

     Under a 1990 agreement with the State of Rhode Island, the Company was obligated to pay the State $158,000 for the construction of certain improvements in the Capital Center Project area. In December 1999, the Company attempted to tender the $158,000 to the State in satisfaction of its obligation. The State claimed that the Company owed interest in the amount of $130,000, which the Company disputed. In July 2000, the Company and the State reached an agreement whereby the Company agreed to pay a total of $65,000 in interest. The State was unable to locate the original note and to deliver a discharge of the mortgage held by it with respect to this property. The Company commenced proceedings against the State in the Rhode Island Superior Court seeking an order from the Superior Court that, upon payment of the $223,000, the Company would be discharged from all responsibility under the note and that the note would be paid in full. In September 2003, the Company paid the State the $223,000 and a consent judgment was entered in the Superior Court discharging and canceling the note and mortgage. All of the Company's properties are now unemcumbered.

     In January 2003, the Company paid $112,000 for properties purchased in 2002. The Company will incur approximately $50,000 for the installation of the active remediation system at the Petroleum Facilities.

     As discussed above, in September 2003 the Company reached agreement with the City of Providence settling all litigation resulting from tax appeals and anticipates the receipt of the $1,700,000 settlement amount in full by year-end.

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

                                    PART II

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The annual meeting of stockholders was held on April 29, 2003. Of the 3,000,000 "A" shares entitled to vote, 2,807,101 shares of stock were present, in person or by proxy. Of the 299,956 "B" shares entitled to vote, 179,750 shares of stock were present, in person or by proxy.

                  All directors of the Issuer are elected on an annual basis and the following were so elected at this Annual Meeting: Ronald
                  P. Chrzanowski, Robert H. Eder, Harold J. Harris, Harris N. Rosen and Henry S. Woodbridge, Jr. Of the "A" shares, each director received 2,630,401 affirmative votes; 176,700 votes withheld. Of the "B" shares, each director received 178,883 affirmative and 867 votes withheld.

                  Also presented for approval was a resolution for the appointment of Lefkowitz, Garfinkel, Champi & DeRienzo P.C. as independent auditors of the accounts of the Issuer for the year 2003. Of the "A" shares, the resolution received 2,791,872 votes for the resolution, 15,103 votes against the resolution, 126 votes abstaining. Of the "B" shares, the resolution received 179,729 votes for the resolution, 15 votes against the resolution and 6 votes abstained.

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

         (b)      MISCELLANEOUS CONTRACTS:

                           (i) Option Agreement to Purchase Real Property and Related Assets, dated June 9, 2003, by and between Dunellen, LLC and Global Companies, LLC. (incorporated by reference to Exhibit 10(b)(i) to the Issuer's Report on Form 10-QSB/A for the quarterly period ended June 30, 2003)

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

         (b) A report on Form 8-K was filed on September 22, 2003 announcing that the Company has agreed to an omnibus settlement with the City of Providence in the amount of $1,700,000 covering all litigation resulting from tax appeals filed by the Company for real estate taxes on properties in downtown Providence, Rhode Island.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPITAL PROPERTIES, INC.

                                   By /s/ Ronald P. Chrzanowski
                                      ------------------------------------------
                                      Ronald P. Chrzanowski
                                      President and Principal Executive Officer

                                   By /s/ Barbara J. Dreyer
                                      ------------------------------------------
                                      Barbara J. Dreyer
                                      Treasurer and Principal Financial Officer

DATED: October 31, 2003