Form 10KSB
period 2003-12-31
CAPITAL PROPERTIES INC /RI/
filed 2004-03-19
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________ to __________________ .


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

                                 (401) 435-7171
                (Company's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                      CLASS A COMMON STOCK, $.01 PAR VALUE
                             AMERICAN STOCK EXCHANGE

         Securities registered under Section 12(g) of the Exchange Act:
                                      NONE

Check whether the Company: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

For the year ended December 31, 2003, the Company's revenues totaled $6,918,000.

As of March 1, 2004, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $15,889,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Company's common stock (without conceding that such persons are "affiliates" of the Company for purposes of federal securities laws.) The Company has no outstanding non-voting common equity.

As of March 1, 2004, the Company had 3,000,000 shares of Class A Common Stock and 299,956 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on April 27, 2004, is incorporated by reference into
Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format.  Yes  [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

The Company was organized as a business corporation under the laws of Rhode Island in 1983 as Providence and Worcester Company and is the successor by merger in 1983 to a corporation also named Providence and Worcester Company which was organized under the laws of Delaware in 1979. The Company's corporate name was changed to Capital Properties, Inc. in 1984.

BUSINESS OF COMPANY

The Company owns approximately 18 acres of land in the Capital Center Project Area in downtown Providence, Rhode Island which it leases or is holding for lease to third parties (see "Properties Under Long-Term Leases" and "Properties Under Short-Term Leases," in Item 2 below). The Company is the largest single landowner in the Capital Center Project Area but is nevertheless subject to some measure of competition from other landowners in the vicinity of the Company's properties.

The Company owns all of the outstanding capital stock and/or membership interests in the following companies:

         - Tri-State Displays, Inc. (through which the Company leases land for billboards along interstate and primary highways for outdoor advertising purposes);

         - Dunellen, LLC which was formed in 2000 (through which the Company owns the petroleum storage facilities in East Providence, Rhode Island); and

         - Capital Terminal Company (through which the Company operates its petroleum storage facilities). (See "Petroleum Storage Facilities" in Item 2 below.)

References hereinafter to the "Company" are, unless the context indicates otherwise, collectively to the Company and its wholly-owned subsidiaries and its predecessors.

MISCELLANEOUS

For information relating to the Company's dependence on one or a few major customers, see Note 9 of Notes to Consolidated Financial Statements in Item 7 hereof.

During the last two years, no monies were expended by the Company and its subsidiaries on material research and development activities.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures and competitive position of the Company. However, certain ongoing costs are necessary due to the nature of the petroleum storage facilities. See Note 6 of Notes to Consolidated Financial Statements in Item 7 hereof.

EMPLOYEES

On December 31, 2003, the Company employed a total of 11 full-time employees and 2 part-time employees.

ITEM 2. - DESCRIPTION OF PROPERTY

PRINCIPAL FACILITIES

The Company's principal executive offices are located at its petroleum storage facilities at 100 Dexter Road, East Providence, Rhode Island 02914.

INVESTMENT POLICIES AND INVESTMENTS IN REAL ESTATE

The Company has no established policy for the purchase of additional developed or undeveloped property. However, should suitable parcels become available in the general area of the Company's current land holdings in downtown Providence, Rhode Island, the Company would consider such an acquisition depending on current levels of cash and the availability of financing and unused condemnation proceeds qualifying for deferred reinvestment under the Internal Revenue Code. Any properties acquired would most likely be leased primarily to developers under long-term leases. The Company periodically invests its excess cash in United States government and governmental agency obligations maturing in not more than eighteen months.

DESCRIPTION OF REAL ESTATE AND OPERATING DATA

All of the properties described below (except the petroleum storage facilities) are shown on a map in Exhibit 20.1 hereof, which map is incorporated herein by reference.

All the properties described below are owned in fee by the Company. There are no mortgages, liens or other encumbrances on such properties.

In the opinion of management, all of the properties described below are adequately covered by insurance. Insurance is also required of all tenants, with the Company being named as an additional insured.

Petroleum Storage Facilities - The Company holds title to approximately 10 acres of land along the Seekonk River in East Providence, Rhode Island which are shown on a map in Exhibit 20.2 hereof, which map is incorporated herein by reference. The property is used and operated primarily as a petroleum storage facility (Petroleum Facilities).

In January 1998, the Company purchased the Wilkesbarre Pier in the Port of Providence and its deep-water berth for receiving petroleum products by ocean-going vessels. In January 1998, the Company also purchased the perpetual right to transport petroleum products from the Pier to its terminal property through pipelines owned by a third party.

Petroleum Facilities is the only independent petroleum storage facility with deep-water access in the market area. All of the petroleum storage tanks, buildings and pier are owned by the Company.

In 1998, the Company entered into a short-term arrangement with Global Companies, L.L.C. (Global) under which the Company operates the entire Petroleum Facilities for Global. In 1999, the Company entered into an agreement with Global extending the arrangement for an additional three years and in 2000, the agreement was further extended to April 30, 2004. In June 2003, the agreement was amended (Amended Agreement) and will now expire April 30, 2013; however, the Amended Agreement will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days' written notice. Global may terminate the Amended Agreement after five years upon one year written notice. Global was also granted the option to purchase the Petroleum Facilities at any time during the term of the Amended Agreement under certain terms and conditions set forth in an option agreement.

The following schedule sets forth certain information on the federal income tax basis of that portion of the petroleum terminal property which is depreciable:

                                 Land
                             Improvements    Buildings       Tanks       Equipment
                             ------------    ---------       -----       ---------
Federal income
  tax basis (cost)           $  1,086,652    $ 126,562    $ 4,617,755   $ 2,686,154
Rate per year                    6.67%         2.56%          20%           20%
Method                          150% DB         S/L         200% DB        200% DB
Life (Years)                      15            39             5             5

The 2003 real estate taxes are $72,265 for the petroleum storage facilities and $40,349 for the Wilkesbarre Pier at a $26.05 per thousand dollars of assessed valuation tax rate.

The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct three additional 152,000 barrel tanks. In February 2004, the Company entered into a contract to construct one additional 152,000 barrel tank which is expected to be completed in the fall of 2004. The Company has no present plans to construct the remaining two tanks.

Properties Under Long-Term Leases - The Company owns approximately 18 acres of land within the Capital Center Project area in downtown Providence, Rhode Island. (The land underlying the Parking Garage described below is also included in this acreage.) See map in Exhibit 20.1 hereof, which map is incorporated herein by reference.

At December 31, 2003, the Company had entered into land leases for three separate land parcels within this area upon which improvements have been built (developed parcels) with remaining terms of up to 139 years. These leases have scheduled rent increases over their terms. Tenant improvements on the land subject to these leases and the lease terms are as follows:

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

The Company has entered into three additional land leases (undeveloped parcels), all of which provide a period of time within which each developer may perform its due diligence, seek the approval of the plans for its complex from the Capital Center Commission and enter into a tax stabilization agreement with the City of Providence. The term of each lease commences when the developer begins construction. There can be no assurance that each developer will be able to satisfy the conditions precedent to proceeding with the development. The Company is unable to determine at this time when construction will begin and therefore the time at which the term of each lease will commence.

         - Parcel 9 - In December 1998, the Company entered into a lease for 149 years. In November 2001, this lease was terminated and a new lease was entered into with a successor developer. In July 2003, the successor developer assigned its interests in the lease to GTECH Corporation, which plans to construct its world headquarters on the parcel, containing approximately 225,000 square feet of office space and a parking garage containing approximately 450 public parking spaces.

         - Parcel 2 - In August 2000, the Company entered into a lease for 97 years. In January 2004 this lease was assigned to a new developer who proposes to construct two buildings containing a total of 275 apartments, a parking garage containing 440 public parking spaces and two additional buildings for either hotel or office use.

         - Parcel 6 - In December 2002, the Company entered into a lease for 99 years under which the developer plans to construct several buildings containing a total of approximately 675,000 square feet of residential, office or retail space, and parking structures which will contain sufficient spaces to satisfy the requirements for the project.

Properties Under Short-Term Leases - The Company owns a 330-car parking garage adjacent to a rail passenger station in downtown Providence, Rhode Island, together with the underlying land (the Parking Garage), which is leased under a short-term cancelable lease to a firm experienced in parking operations. The annual rent is $174,000 ($1.14 per square foot). The federal tax cost basis of the Parking Garage (exclusive of the underlying land) is $2,500,000, which is being depreciated on the straight-line method at the rate of 2.5% per year over a 40-year life. The 2003 real estate taxes are $120,427 on the Parking Garage and $93,155 on the underlying land at a $38.82 per thousand dollars of assessed valuation tax rate. (For a discussion of the litigation with the Federal Railroad Administration (FRA) concerning the parking rates in the garage, reference is made to Item 3, Legal Proceedings below.)

Parcels 3E, 3W, 4E, 4W and 6 in the Capital Center Project area and Parcels 21 and 22 immediately adjacent to this area are leased for surface parking purposes to the same firm that leases the Parking Garage described above. The short-term lease on Parcel 6 will terminate in part when construction on that parcel commences. The Company continues to seek a developer for the remaining parcels. These leases can be terminated on short notice should suitable development opportunities arise or when construction on a parcel commences as described above.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of the litigation currently pending with an Oil Company, reference is made to Note 6 of Notes to Consolidated Financial Statements in
Item 7 hereof.

The Company was in litigation with FRA. In 1999, the State of Rhode Island sued the Company to block an increase of commuter parking rates charged in its parking garage by the tenant. The U. S. District Court entered a preliminary injunction preventing the Company's tenant from doing so without prior FRA approval. The United States Court of Appeals for the First Circuit affirmed this order. The Company thereafter entered into a consent judgment with the State of Rhode Island whereby the Company's tenant is restrained from increasing certain parking rates without FRA approval. In connection with this litigation, the Company requested FRA approval to increase the commuter parking rates. FRA denied this request. The Company then filed suit against FRA in the United States Court of Claims alleging that FRA's denial constituted a breach of its contractual obligations and seeking unspecified money damages. The Company moved for summary judgment on its claim in September 2001 and FRA cross-moved for Summary Judgment. The Court of Claims entered summary judgment in favor of FRA, dismissing the Company's case. The Company appealed to the United States Court of Appeals for the Federal

Circuit, and on March 4, 2004, the Court of Appeals affirmed the judgment of the District Court. The Company does not intend to seek further judicial review. While the litigation was pending, FRA partially approved several subsequent requests by the Company to allow its tenant to increase rates at the parking garage. The Company intends to submit further rate increase requests to FRA as circumstances dictate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2003.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Class A Common Stock is traded on the American Stock Exchange, symbol "CPI." The following table shows the high and low trading prices for the Company's Class A Common Stock during the quarterly periods indicated as obtained from the American Stock Exchange, together with dividends paid per share during such periods.

                                            Trading Prices
                                            --------------             Dividends
                                        High              Low            Paid
                                        ----              ---          ---------
2003
1st Quarter........................      8.40             8.05             --
2nd Quarter........................      8.90             7.90             --
3rd Quarter........................     11.30             8.40             --
4th Quarter........................     13.10            11.05            .03

2002
1st Quarter........................      9.25             8.06            .03
2nd Quarter........................     10.00             8.90             --
3rd Quarter........................      9.40             8.87             --
4th Quarter........................      8.75             8.25             --

Information with respect to the high and low trading prices for the Class B Common Stock is not available because the stock is not listed on any exchange, is not quoted by any quotation service, and there is no known market for such Class B Common Stock.

At March 1, 2004, there were 386 holders of record of the Company's Class A Common Stock.

In February 2002, the Company paid a quarterly dividend of $99,000 to holders of Class A and Class B common stock at the rate of $.03 per share. However, at subsequent quarterly meetings, the Board of Directors elected to omit the quarterly dividend pending resolution of certain tax appeals against the City of Providence and other matters. In October 2003 and January 2004, the Board re-examined the situation and declared dividends on both classes of common stock at the rate of $.03 per share, which were subsequently paid. The declaration of future dividends and the amount thereof will depend on the Company's future earnings, financial factors and other events.

The Company does not have any compensation plans under which its equity securities are authorized for issuance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                           FORWARD LOOKING STATEMENTS

                  CERTAIN PORTIONS OF THIS REPORT, AND PARTICULARLY THE MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, AND THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTAIN FORWARD-LOOKING STATEMENTS WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS. THE COMPANY CAUTIONS THAT THESE STATEMENTS ARE FURTHER QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, THE FOLLOWING: THE ABILITY OF THE COMPANY TO GENERATE ADEQUATE AMOUNTS OF CASH; THE COLLECTIBILITY OF THE ACCRUED RENTAL INCOME WHEN DUE OVER THE TERMS OF THE LONG-TERM LAND LEASES; THE COMMENCEMENT OF ADDITIONAL LONG-TERM LAND LEASES; CHANGES IN ECONOMIC CONDITIONS THAT MAY AFFECT EITHER THE CURRENT OR FUTURE DEVELOPMENT ON THE COMPANY'S PARCELS; THE FINAL OUTCOME OF THE WILKESBARRE PIER LITIGATION; AND EXPOSURE TO CONTAMINATION, CLEANUP OR SIMILAR COSTS ASSOCIATED WITH THE OPERATION OF THE PETROLEUM STORAGE FACILITIES.

1.       OVERVIEW:

         Critical accounting policies:

         The Securities and Exchange Commission (SEC) has issued guidance for the disclosure of "critical accounting policies." The SEC defines such policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

         The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in Item 7 hereof. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the Company's revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the SEC definition of "critical."

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

         Through December 31, 2003, the receivable on this lease has grown to approximately $14,310,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 41 years away. Accordingly, the Company has not reported any portion of this amount as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround date is closer.

         By contrast, the Company's long-term lease for outdoor advertising locations had an original term of 30 years, scheduled rent increases where the future dollar increases were known at the time of the commencement of the lease, and a turnaround date in the 9th year. In this instance, management is of the opinion that the receivable is collectible due to the closeness of the turnaround date and other factors. Accordingly, the Company recognizes leasing revenue using the annual straight-line amount in its consolidated financial statements since the inception of the lease.

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

         Segments:

         The Company operates in two segments, leasing and petroleum storage facilities.

         Leasing:

         The leasing segment is principally devoted to the leasing of Company-owned land in the Capital Center Project Area (Capital Center), in downtown Providence, Rhode Island under long-term ground leases. The Company owns approximately 18 acres in the Capital Center consisting of 11 individual parcels, as shown on a map in Exhibit 20.1 hereof. The Capital Center (approximately 77 acres of land) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (Amtrak) and the Company during the 1980's in which two rivers, the Moshassuck and the Woonasquatucket, were moved, a new railroad station (the Railroad Station) was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area. The Company has not acted, and does not intend to act, as a developer with respect to any improvements constructed on Company-owned parcels, with the exception of the parking garage.

         The Company first began offering parcels for lease in the late 1980's. As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage adjacent to the Railroad Station, and the Company paid one-half of the construction cost. Subsequently, the Company became the sole owner of the parking garage, which is currently leased to an experienced parking operator (parking operator). Three developed parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex and a 114,000 square foot office building.

         Three of the remaining parcels (undeveloped parcels) are the subject of three leases, the term of each of which has not commenced pending completion of development plans and closing of construction financing.

         During the interim, option payments are being made by the developers. Under one of the leases, the developer made a series of option payments, the last of which was paid in December 2003. This option will terminate March 31, 2004. Under the other two leases, the Company receives option payments pursuant to a month-to-month arrangement. There is no assurance that any one or more of these development projects will actually proceed.

         The Company continues to seek developers for the remaining four parcels in the Capital Center which contain 2.9 acres. The Company is unable to predict when these parcels will be leased.

         Pending future development or commencement of the leases, five of the parcels are subject to short-term leases to the parking operator.

         Additionally, the Company, through a wholly-owned subsidiary, leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to an outdoor advertising company. Presently, there are 26 locations under lease containing fifty billboard faces. The lease expires in 2031. The term of the lease is extended for two years for each additional location added. The Company added three locations in 2002; no locations were added in 2003.

         Petroleum storage facilities:

         The Company, through a wholly-owned subsidiary, owns a 524,500 barrel petroleum storage facility (Petroleum Facilities) located in East Providence, Rhode Island. The Petroleum Facilities utilize the Company's Wilkesbarre Pier and a pipeline connecting the Wilkesbarre Pier to the Petroleum Facilities. The Company (through this wholly-owned subsidiary) and Global are parties to an agreement whereby the Company (through another wholly-owned subsidiary) operates the entire Petroleum Facilities for Global at a fixed monthly rate which is subject to annual cost of living adjustments. The agreement expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days' written notice. Global may terminate the agreement after five years upon one year written notice. The agreement includes provisions for additional payments based upon throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year and for any increases in real property taxes. The Company bears all of the operating costs with respect to the Petroleum Facilities, including real estate taxes at the 2002 level and insurance charges. In addition, Global was granted an option to purchase the Petroleum Facilities at any time during the term of the agreement under the terms and conditions set forth in an option agreement.

         Pursuant to an agreement (Agreement) with another company (Oil Company), which afforded the Oil Company the right to use the Wilkesbarre Pier, the Company received payments of

         $185,000 in 2002 and $45,000 for the first quarter of 2003, at which time the Agreement terminated.

         As described in Note 6 of Notes to Consolidated Financial Statements in
         Item 7 hereof, the Company was in litigation (Wilkesbarre Pier litigation) with Oil Company and a related party (Other Company) over the Agreement and the rights of others to utilize the Wilkesbarre Pier. During 2003, the Company settled all litigation with Oil Company. In October 2003, the Company appealed to the U. S. Court of Appeals for the First Circuit the inconsistent judgments concerning whether the Company or Other Company is responsible for the cost of the fire suppression equipment at the Pier. Neither Oil Company nor Other Company filed an appeal, and a hearing and decision is anticipated in 2004.

         In March 2002, during testing of monitoring wells at the Petroleum Facilities, the Company's consultant discovered free floating phase product in a groundwater monitoring well located on that portion of the Petroleum Facilities purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the location of what is now the Company's Petroleum Facilities. The Company notified the State of Rhode Island Department of Environmental Management (RIDEM). The Company will continue to monitor RIDEM's investigation of this contamination to ensure that the responsible party addresses this contamination.

         The Company maintains what management believes to be adequate levels of insurance. The Company notified its insurance company of the contamination. The insurance company advised the Company that coverage is only provided under policies in place at the time the contamination occurs.

         In 2002, the Company incurred costs totaling $102,000 principally for the initial investigation and laboratory analysis. Since January 2003, the Company has not incurred significant costs in connection with this matter and is unable to determine the costs it might incur to remedy the situation as well as any costs to investigate, defend and seek reimbursement from the responsible party with respect to this contamination. This situation does not affect current operations at the Petroleum Facilities.

         In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to RIDEM. In 2000, the tank was demolished and testing of the groundwater indicated that there was no large pooling of contaminants. In 2001, RIDEM approved a plan whereby the Company installed a passive system consisting of three wells and commenced monitoring the wells. In December 2002, the Company determined that it would no longer incur significant costs in connection with the implementation of this monitoring plan and reversed into income a previously recorded payable of $50,000. In the spring of 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and is requiring the Company to install an active remediation system for the removal of product from the contaminated site. The Company anticipates installing the system in the spring of 2004 at an estimated cost of $50,000. The Company anticipates that the ongoing cost of meeting its obligations under the new remediation plan will not be material.

         The Company has sufficient land to expand the storage capacity and has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct three additional 152,000 barrel tanks. In February 2004, the Company entered into a contract to construct one additional 152,000 barrel tank at an estimated cost of $1,300,000, which construction will be completed in the fall of 2004. The Company has no present plans to construct the remaining two tanks.

         The Company manages its exposure to contamination, cleanup or similar costs associated with the petroleum storage facilities through adherence to established procedures for operations and equipment maintenance.

         Changes in capital structure:

         In 2001, the shareholders of the Company approved a change in its capital structure to create three new classes of stock, Class A Common Stock, Class B Common Stock and Excess Stock. The former common stock has been reclassified to Class A, 3,000,000 shares of which are outstanding. In addition, in December 2001, the Company issued in the form of a stock dividend one Class B share for each ten Class A shares held, resulting in the issuance of 299,956 Class B shares. The Company further amended its Articles of Incorporation to prohibit shareholders from acquiring more than a 5% interest in the Company and to prohibit the two shareholders who each beneficially then owned in excess of 5% of the Company's classes of common stock from increasing their percentage ownership of each class of common stock. The purpose of the amendment was to provide the Company with the necessary flexibility to qualify as a real estate investment trust (REIT). The Company has not decided to make an election to be taxed as a REIT and, depending on future circumstances, may never do so. In the event that the Company elects to become a REIT, the holders of Class A common stock would be entitled to elect one-third of the Company's Board of Directors, with the balance of the Directors to be elected by the owners of the Class B common stock. If the Company does not make an election to be taxed as a REIT on or before March 31, 2005, the restrictions on share ownership will lapse and the shares of Class B Common Stock will automatically be converted into shares of Class A Common Stock on a one for one basis.

2.       RESULTS OF OPERATIONS:

         Leasing segment:

         As described in Note 2 of Notes to Consolidated Financial Statements in
         Item 7 hereof, in each year since 1995 (with the exception of year
         2000), the Company appealed the real property taxes assessed against certain of the parcels of land owned by it in the City of Providence. In August 2003 the Company and the City engaged in mediation in an effort to resolve all property tax disputes. In September 2003, the Company and the City agreed to an omnibus settlement pursuant to which the City paid the Company $1,700,000 in settlement of all litigation resulting from property tax appeals.

         Exclusive of the property tax settlement, revenue from leasing for 2003 increased 15% from 2002 due principally to higher option payments received on those leases which will not commence until construction begins, renewals of short-term parking leases, and the commencement of contingent rentals relating to one developed parcel. Exclusive of a $92,000 settlement of an electricity issue in the Company's parking garage with Amtrak in 2002, expenses applicable to leasing remained at the 2002 level. An increase in property tax expense was offset in part by a decrease in professional fees.

         Petroleum storage facilities segment:

         Revenue from petroleum storage facilities for 2003 increased 9% from 2002 principally resulting from higher contingent revenues due to a colder winter and higher monthly fees under the Amended Agreement effective May 1, 2003, offset in part by the March 31, 2003 termination of the agreement with Oil Company for the use of the Wilkesbarre Pier. Exclusive of the $100,000 for the verdict against the Company in connection with the Wilkesbarre Pier litigation in 2002, expenses applicable to petroleum storage facilities for 2003 decreased 6% from 2002 principally due to a decrease in legal fees associated with the litigation offset in part by an increase in repairs and maintenance expense. For 2003 and 2002, the legal fees in connection with the litigation were $315,000 and $690,000, respectively.

         General:

         Exclusive of $94,000 of interest on income tax refunds which the Company received in 2002, interest income for 2003 remained approximately at the 2002 level.

         General and administrative expenses for 2003 increased 10% from 2002 due principally to higher professional fees and an increase in payroll and related costs.

         Due to the inability to carryback state income tax losses, the income tax provision for 2002 does not bear the customary relationship to the pretax loss.

         Liquidity:

         Historically, the Company has had adequate liquidity to fund its operations.

         As described in Note 3 of Notes to Consolidated Financial Statements in
         Item 7 hereof, certain of the Company's property adjacent to Amtrak's Northeast Corridor in Providence, Rhode Island was condemned by Amtrak in 1999 and 2001. The Company believed that the amounts paid by Amtrak were inadequate and made a claim for additional condemnation proceeds. In November 2002, the U. S. District Court for the District of Rhode Island awarded the Company additional damages of $1,378,000 plus interest. In February 2003, Amtrak appealed the decision to the U. S. Court of Appeals for the First Circuit. In January 2004, the First Circuit affirmed the judgment of the U. S. District Court and in February 2004, the Company received a payment of $1,622,000.

         In 1997, the City of Providence revalued certain of the Company's properties within the Capital Center area, reaching back six years to assess over $13,000,000 in back taxes, interest and penalties based upon a retroactive increase in the assessed values. The Company contended that this action by the City was both unprecedented and illegal. In another action, the City claimed that the Company was not the owner of a certain parcel in the Capital Center and also attempted to condemn that parcel. The Company contested both of the City's actions. In 1999, after prevailing on the merits in both actions, the Company made claim against the City for attorneys fees. In 2000, the Company was awarded attorneys fees of $258,000. The City filed an appeal in the Rhode Island Supreme Court. In January 2004, the Supreme Court affirmed the judgment against the City, and the Company anticipates payment from the City in March 2004. No interest was awarded on the judgment.

         As a part of the omnibus property tax settlement with the City, commencing in 2004 the assessed values have been set for two of the parcels which will result in future annual decreases in property tax expense of approximately $315,000. With respect to the remaining parcels, no agreement as to assessed value was reached with the City and there can be no assurance that assessments as of December 31, 2003 and subsequent assessments will be satisfactory to the Company. To date, all of the Company's long-term leases which have commenced require the tenant to pay all real property taxes. The three long-term leases which have not commenced also require the tenant to pay all real property taxes upon commencement of the lease, at which time the tenant will no longer make option payments but will commence paying contractual rent, which is minimal during the construction and lease-up phases of the project. The total amount of the taxes on these three parcels for 2003 was $1,071,000. The Company has no reason to believe that future leases will not contain a similar requirement.

         Under the three land leases which have not commenced, option payments are being made by the developers. Under the lease with GTECH, the developer made a $100,000 option payment in December 2003, which option will terminate March 31, 2004. Under the other two leases which have not commenced, the Company receives option payments pursuant to month-to-month arrangements. The Company has no assurance that additional option payments will be made.

         Under one of the long-term land leases which has commenced, a scheduled contractual rent increase of $100,000 per year becomes effective October 2004.

         Under another long-term land lease which has commenced, a scheduled rent increase based upon a cost-of-living adjustment will become effective February 2005; the Company estimates that the annual increase will be approximately $40,000. The tenant has advised the Company that its tenant will vacate the entire building by December 31, 2004. The Company has also been advised that its tenant is engaged in finding a suitable replacement tenant for the building.

         The Company has been adversely impacted by the cost of the Wilkesbarre Pier litigation, but the Company anticipates future legal fees in connection with the litigation will be lower.

         In 1999, the Company received permanent condemnation proceeds from the State of Rhode Island which qualified for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. In February 2002, the Company effected a qualifying purchase with a consolidated subsidiary which permitted it to amend its 1999 federal and state income tax returns to claim refunds totaling $568,000 with respect to condemnation proceeds previously taxed. For federal income tax reporting purposes, the Company reported a loss for 2001 and filed a carryback claim that resulted in a refund of federal income taxes previously paid for years 1996 through 1999 in the amount of $607,000. The Company received all of these refunds plus interest in 2002.

         For income tax reporting purposes, the Company reported a tax loss for 2002 and filed a carryback claim that resulted in a refund of federal income taxes previously paid in the amount of $372,000. With this refund, the Company have recovered substantially all federal income taxes paid during the carryback period.

         The additional Amtrak condemnation proceeds of $1,378,000 which the Company received in February 2004 also qualify for deferred reinvestment for income tax reporting purposes. The Company has until the filing of its 2004 income tax returns to make this election. Should the Company so elect, its cash outlay for income taxes for 2004 would be reduced by approximately $550,000. However, the Company would be required to reinvest the condemnation proceeds in qualifying assets by December 31, 2007. Whether or not the Company elects deferred reinvestment, it anticipates reporting taxable income for 2004, requiring cash outlays for income taxes.

         In February 2002, the Company paid a quarterly dividend of $99,000 to holders of Class A and Class B common stock at the rate of $.03 per share. However, at subsequent quarterly meetings, the Board of Directors elected to omit the dividend pending resolution of the Company's tax appeals against the City of Providence and other matters. In October 2003 and January 2004, the Board re-examined the situation and declared dividends on both classes of stock at the rate of $.03 per share, which were subsequently paid. The declaration of future dividends and the amount thereof will depend on the Company's future earnings, financial factors and other events.

         The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct three additional 152,000 barrel tanks at the Petroleum Facilities. In February 2004, the Company entered into a contract to construct one additional tank at an estimated total cost of $1,300,000, which is expected to be completed in the fall of 2004. The Company expects to pay for the tank with available cash. The agreement with Global grants it the right to use the new tank at a monthly fee of approximately $35,000. In the event Global does not elect to use the tank, the Company believes it will be able to contract with another company to use the tank. The Company has no present plans to build the two additional tanks. Remaining commitments for the purchase of properties and equipment are immaterial.

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

         INDEPENDENT AUDITORS' REPORT

         Board of Directors
         Capital Properties, Inc.
         East Providence, Rhode Island

         We have audited the accompanying consolidated balance sheet of Capital Properties, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income (loss) and retained earnings, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

                                /s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

February 26, 2004

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

ASSETS

Properties and equipment (net of accumulated depreciation) ...........       $  14,879,000
Cash and cash equivalents ............................................           2,641,000
Receivables, tenant and other ........................................             200,000
Accrued rental income ................................................             417,000
Prepaid and other ....................................................             274,000
                                                                             -------------
                                                                             $  18,411,000
                                                                             =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes ..................................................       $   1,016,000
     Other ...........................................................             308,000
   Income taxes:
     Current .........................................................              98,000
     Deferred, net ...................................................           3,667,000
                                                                             -------------
                                                                                 5,089,000
                                                                             -------------

Commitment (Note 4)

Shareholders' equity (Note 7):
   Class A common stock, $.01 par; authorized 6,000,000 shares;
     issued and outstanding 3,000,000 shares .........................              30,000
   Class B common stock, $.01 par; authorized 300,000 shares;
     issued and outstanding 299,956 shares ...........................               3,000
   Excess stock, $.01 par; authorized 1,000,000 shares; none issued
     and outstanding .................................................                  --
   Capital in excess of par ..........................................          11,795,000
   Retained earnings .................................................           1,494,000
                                                                             -------------
                                                                                13,322,000
                                                                             -------------
                                                                             $  18,411,000
                                                                             =============

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                            2003                 2002
                                                                        -------------       -------------
Income:
   Revenues:
    Leasing, including property tax settlement of
       $1,700,000 in 2003 .......................................       $   4,890,000       $   2,778,000
    Petroleum storage facilities ................................           2,021,000           1,857,000
                                                                        -------------       -------------
                                                                            6,911,000           4,635,000

   Interest .....................................................               7,000             103,000
                                                                        -------------       -------------
                                                                            6,918,000           4,738,000
                                                                        -------------       -------------
Expenses:
   Expenses applicable to:
    Leasing .....................................................           2,329,000           2,416,000
    Petroleum storage facilities ................................           2,036,000           2,271,000
   General and administrative ...................................           1,093,000             998,000
                                                                        -------------       -------------
                                                                            5,458,000           5,685,000
                                                                        -------------       -------------

Income (loss) before income taxes ...............................           1,460,000            (947,000)
                                                                        -------------       -------------

Income tax expense (benefit):
   Current ......................................................             428,000            (955,000)
   Deferred .....................................................             148,000             681,000
                                                                        -------------       -------------
                                                                              576,000            (274,000)
                                                                        -------------       -------------

Net income (loss) ...............................................             884,000            (673,000)

Retained earnings, beginning ....................................             709,000           1,481,000

Dividends on common stock ($.03 per share) ......................             (99,000)            (99,000)
                                                                        -------------       -------------

Retained earnings, ending .......................................       $   1,494,000       $     709,000
                                                                        =============       =============

Basic income (loss) per share ...................................       $         .27       $        (.20)
                                                                        =============       =============

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                 2003                    2002
                                                                           -------------           --------------
Cash flows from operating activities:
   Net income (loss)...............................................        $     884,000           $     (673,000)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation..................................................              413,000                  418,000
     Accrued rental income.........................................               63,000                  (24,000)
     Deferred income taxes.........................................              148,000                  681,000
     Changes in assets and liabilities:
      Increase in:

       Prepaid and other...........................................               (6,000)                 (58,000)
       Current income taxes payable................................               98,000                       --
       Accounts payable and accrued expenses.......................                   --                  278,000
      Decrease in:

       Receivables.................................................              255,000                  179,000
       Accounts payables and accrued expenses......................             (484,000)                      --
                                                                           -------------           --------------
   Net cash provided by operating activities.......................            1,371,000                  801,000

Cash used in investing activities, payments for
   properties and equipment........................................             (264,000)                (236,000)

Cash used in financing activities, payment of dividends............              (99,000)                 (99,000)
                                                                           -------------           --------------

Increase in cash and cash equivalents.............................             1,008,000                  466,000
Cash and cash equivalents, beginning...............................            1,633,000                1,167,000
                                                                           -------------           --------------
Cash and cash equivalents, ending..................................        $   2,641,000           $    1,633,000
                                                                           =============           ==============

Supplemental disclosures:
   Cash paid or received for income taxes:
    Cash paid......................................................        $     343,000           $        7,000
                                                                           =============           ==============
    Refunds received...............................................        $     381,000           $    1,198,000
                                                                           =============           ==============
   Cash paid for interest (Note 4).................................        $      65,000           $           --
                                                                           =============           ==============

Non-cash investing activities:
 As discussed in Note 6, in 2002 the Company reclassified as properties and equipment $197,000 previously reported as a receivable.

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of presentation and principles of consolidation:

         The accompanying consolidated financial statements include the accounts of Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Cash and cash equivalents:

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2003, cash equivalents consisted of a short-term uninsured repurchase agreement which the Company routinely purchases, totaling $2,112,000.

         Properties and equipment:

         Properties and equipment are stated at cost. Acquisitions and additions are capitalized while routine maintenance and repairs, which do not improve the asset or extend its life, are charged to expense when incurred. Depreciation is being provided by the straight-line method over the estimated useful lives of the respective assets.

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

         Leasing and option revenue:

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

         The Company reports option revenue when earned.

         Contingent revenue:

         The Company reports contingent revenue in the period in which the factors occur on which the contingent payments are based.

         Litigation and condemnation revenue:

         The Company recognizes revenue resulting from litigation and from permanent condemnations in the period in which the cash is received.

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

2.       SETTLEMENT OF CITY OF PROVIDENCE PROPERTY TAX DISPUTE:

         In each year since 1995 (with the exception of the year 2000), the Company appealed the real estate taxes assessed against one or more of the parcels of land owned by it in the City of Providence (the City). With respect to certain years, the appeals were heard by the Providence Board of Assessment Review and in each case denied. The Company appealed each such denial to the Rhode Island Superior Court. With respect to the remaining years, the Providence Board of Assessment Review never scheduled a hearing on the appeals.

         In August 2003 the Company and the City engaged in mediation in an effort to resolve all property tax disputes. In September 2003, the Company and the City agreed to an omnibus settlement pursuant to which the City paid the Company $1,700,000 in settlement of all litigation resulting from tax appeals.

         The omnibus settlement also set the assessed values for two parcels in the Capital Center Area which will result in future annual decreases in real property taxes of approximately $315,000. With respect to the remaining parcels, no agreement as to assessed value has been reached with the City and there can be no assurance that assessments as of December 31, 2003 and subsequent assessments will be satisfactory to the Company.

3.       LITIGATION JUDGMENTS RENDERED IN 2004:

         Dispute with Amtrak:

         During the 1980's, the Company, the State of Rhode Island, the City of Providence and the National Railroad Passenger Corporation (Amtrak) each conveyed parcels of land in Capital Center so that each party had the land it needed for its designated functions within Capital Center. As part of this arrangement, the Company was conveyed approximately 1.9 acres of air rights over Amtrak's Northeast Corridor, which rights began 19.3 feet above the top of rail. Following that conveyance, the railroad station and the Company's adjacent parking garage were constructed and partially financed by the Federal Railroad Administration (FRA).

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

         In 1998, as part of Amtrak's electrification of the Northeast Corridor, Amtrak erected towers and a signal bridge within the air rights (the tops of which vary in height between 27 and 42 feet above the top of rail).

         In July 1999, Amtrak condemned a three-year temporary easement of all the air rights owned by the Company retroactive to August 1998. In October 1999, the Company received from Amtrak $335,000, the sum estimated by Amtrak to be just compensation for the property taken.

         In 2001, Amtrak permanently condemned the air rights and a parcel of land adjacent to the air rights (with a carrying value of $625,000) for which the Company received from Amtrak $925,000, the amount estimated by Amtrak to be just compensation for the air rights and property taken. The Company believed that the condemnation amounts paid by Amtrak were inadequate and accordingly brought suit in the U. S. District Court against Amtrak seeking additional compensation.

         In 2002, the Company paid $92,000 to Amtrak in full settlement of all claims for electricity used in the parking garage from 1988 to 1997, which amount is included in expenses applicable to leasing on the accompanying consolidated statement of loss and retained earnings for the year ended December 31, 2002. In 2003, the Company and Amtrak entered into a reciprocal cross easement agreement relative to all encroachments.

         In November 2002, the consolidated condemnation case was tried in the U.S. District Court and the Company was awarded additional damages resulting from the aforementioned condemnations of $1,378,000 plus interest. In February 2003, Amtrak appealed the decision to the U. S. Court of Appeals for the First Circuit. In January 2004, the First Circuit affirmed the judgment of the U. S. District Court, and in February 2004 the Company received a payment of $1,622,000.

         Claim against City of Providence for attorneys fees:

         In 1997, the City revalued certain of the Company's properties within the Capital Center area in downtown Providence, Rhode Island, and reached back six years to assess over $13,000,000 in back taxes, interest and penalties on the properties based upon a retroactive increase in the assessed values. These increases were not a part of a city-wide revaluation. The Company contended that this action by the City was both unprecedented and illegal.

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

         In 1999, the Rhode Island Superior Court (Superior Court) ruled in favor of the Company and found (1) that both the City's new tax assessments and back taxes were illegal and void, and (2) that the Company is the rightful owner of the Disputed Parcel and that the City had no right to condemn same. The City appealed the judgments to the Rhode Island Supreme Court (Supreme Court), which denied and dismissed the City's appeal in 1999.

         After prevailing on the merits, the Company made claim against the City for attorneys fees.

         In 2000, the City filed a motion to vacate the Superior Court and Supreme Court judgments entered in favor of the Company which motion the Superior Court denied and awarded the Company attorneys fees of $258,000. The City filed an appeal in the Supreme Court. In January 2004, the Supreme Court affirmed the judgment against the City, and the Company anticipates payment from the City in March 2004. No interest was awarded on the judgment.

4.       PROPERTIES AND EQUIPMENT AND COMMITMENT:

         At December 31, 2003, properties and equipment consists of:

Properties on lease or held for lease:
  Land and land improvements ....................       $   3,740,000
  Parking garage ................................           2,500,000
                                                        -------------
                                                            6,240,000
                                                        -------------

Petroleum storage facilities:

   Land and land improvements ...................           5,106,000
   Buildings and structures .....................             776,000
   Tanks and equipment ..........................           9,013,000
                                                        -------------
                                                           14,895,000
                                                        -------------

Office equipment ................................              84,000
                                                        -------------
                                                           21,219,000
                                                        -------------

Less accumulated depreciation:

   Properties on lease or held for lease ........             991,000
   Petroleum storage facilities .................           5,270,000
   Office equipment .............................              79,000
                                                        -------------
                                                            6,340,000
                                                        -------------
                                                        $  14,879,000
                                                        =============

         Under a 1990 agreement with the State of Rhode Island, the Company was obligated to pay the State $158,000 for the construction of certain improvements in the Capital Center Project area. In December 1999, the Company attempted to tender the $158,000 to the State in satisfaction of its obligation, which amount was reported as an addition to properties and equipment in that year. Subsequently, the State claimed that the Company owed interest in the amount of $130,000, which the Company disputed. In July 2000, the Company and the State reached an agreement whereby the Company agreed to pay a total of $65,000 in interest, which amount was accrued in 2000. The State was unable to locate the original note and to deliver a discharge of the mortgage held by it with respect to this property. The Company commenced proceedings against the State in the Rhode Island Superior Court seeking an order from the Superior Court decreeing, upon payment of the $223,000, the Company would be discharged from all responsibility under the note and the note would be paid in full. In September 2003, the Company paid the State the $223,000 and a consent judgment was entered in Superior Court discharging and canceling the note and mortgage.

         The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct three additional 152,000 barrel tanks at the petroleum storage facilities. In February 2004, the Company entered into a contract to construct one additional 152,000 barrel tank at an estimated total cost of $1,300,000, which is expected to be completed in the fall of 2004. The Company expects to pay for the tank with available cash.

5.       DESCRIPTION OF LEASING ARRANGEMENTS:

         At December 31, 2003, the Company had entered into six long-term land leases covering six land parcels; of these leases, three will not commence until construction begins.

         The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 28 years and for public parking purposes under short-term cancellable leases.

         For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $15,556,000 through December 31, 2003. Management has concluded that a portion of the excess of straight-line over contractual rentals ($417,000 at December 31, 2003) is realizable when payable over the terms of the leases.

         Minimum future contractual rental payments to be received from noncancellable leases as of December 31, 2003 are:

Year ending December 31,
       2004...................................         $    1,623,000
       2005...................................              1,666,000
       2006...................................              1,615,000
       2007...................................              1,609,000
       2008...................................              1,609,000
       2009 to 2142...........................            183,107,000
                                                       --------------
                                                       $  191,229,000
                                                       ==============

         In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon.

         The three long-term land leases which have commenced provide that the tenants pay the City of Providence for real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of income (loss) and retained earnings. The real property taxes attributable to the Company's land under these three leases totaled $352,000 and $330,000 for the years ended December 31, 2003 and 2002, respectively.

         Under one of the long-term land leases which has commenced, effective April 1, 2003, the Company receives contingent rental based upon a fixed percentage of gross revenue received by the tenant, which totaled $43,000 for the year ended December 31, 2003.

         The lease pertaining to outdoor advertising provides that the Company receive contingent rentals based upon a fixed percentage of the total annual revenue received by the tenant provided such revenue exceeds the contractual base payment. Contingent rental income totaled $47,000 and $57,000 for the years ended December 31, 2003 and 2002, respectively.

         Under the three land leases which will not commence until construction begins, option payments are being made by the developers. Under one of the leases, the developer made a series of option payments, the last of which was paid in December 2003 in the amount of $100,000. This option will terminate March 31, 2004. Under the other two leases, the Company receives option payments pursuant to month-to-month arrangements.

6.       PETROLEUM STORAGE FACILITIES:

         Current operations:

         The Company and a petroleum distribution company (Petroleum Company) are parties to an agreement whereby the Company operates the entire Petroleum Facilities for the Petroleum Company. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements. Through April 30, 2003, the agreement provided for a monthly fee which increased annually by 4.5% ($117,000 effective May 1, 2002), as well as an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in any agreement year (contingent revenues). For the agreement year ended April 30, 2003, throughput exceeded 2,000,000 barrels in December 2002. For the agreement year ended April 30, 2002, throughput exceeded 2,000,000 barrels in January 2002. For the years ended December 31, 2003 and 2002, the Company earned contingent revenues of $265,000 and $188,000, respectively.

         Effective May 1, 2003, the Company and Petroleum Company entered into an amended and restated lease agreement (Amended Agreement) which, among other things, provides as follows: (1) the Amended Agreement will expire April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days' written notice; (2) Petroleum Company may terminate the Amended Agreement after five years upon one year written notice; (3) a monthly fee of $147,000 subject to annual cost of living adjustments; (4) Petroleum Company will reimburse the Company for any increase in real property taxes over the 2002 level; and (5) the Company will receive an additional $.10 per barrel for every barrel in excess of 4,000,000 barrels of throughput in any agreement year. For the agreement year ending April 30, 2004, throughput exceeded 4,000,000 barrels in February 2004. Also effective May 1, 2003, Petroleum Company was granted the option to purchase the Petroleum Facilities at any time during the term of the Amended Agreement under the terms and conditions set forth in an option agreement. In a separate but related agreement, Petroleum Company agreed to make certain capital improvements at the Wilkesbarre Pier. [See Wilkesbarre Pier below].

         Environmental incidents:

         In March 2002, during testing of monitoring wells at the Petroleum Facilities, the Company's consultant discovered free floating phase product in a groundwater monitoring well located on that portion of the Petroleum Facilities purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the location of what is now the Company's Petroleum Facilities. The Company notified the State of Rhode Island Department of Environmental Management (RIDEM). The Company will continue to monitor RIDEM's investigation of this contamination to ensure that the responsible party addresses this contamination.

         The Company maintains what management believes to be adequate levels of insurance. The Company notified its insurance company of the contamination. The insurance company advised the Company that coverage is only provided under policies in place at the time the contamination occurs.

         For the year ended December 31, 2002, the Company incurred costs totaling $102,000 during its initial investigation and laboratory analysis, which costs are included in expenses, petroleum storage facilities on the accompanying consolidated statement of loss and retained earnings for the year ended December 31, 2002. Since January 2003, the Company has not incurred significant costs in connection with this matter and is unable to determine the costs it might incur to remedy the situation as well as any costs to investigate, defend, and seek reimbursement from the responsible party with respect to this contamination. This situation does not affect current operations at the Petroleum Facilities.

         In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to RIDEM. In 2000, the tank was demolished and testing of the groundwater indicated that there was no large pooling of contaminants. In 2001, RIDEM approved a plan whereby the Company installed a passive system consisting of three wells and commenced monitoring the wells. In December 2002, the Company determined that it would no longer incur significant costs in connection with the implementation of this monitoring plan and reversed into income a previously recorded payable of $50,000. In the spring of 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and is requiring the Company to install an active remediation system for the removal of product from the contaminated site. The Company anticipates installing the system in the spring of 2004 at an estimated cost of $50,000, at which time this amount will be included in properties and equipment on the Company's consolidated balance sheet. The Company anticipates that the ongoing cost of meeting its obligations under the new remediation plan will not be material.

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

         In May 2000, the Fire Department of the City of East Providence (Fire Department) notified the Company, Oil Company and another company then related to Oil Company (Other Company) that there was a lack of adequate fire protection at the Pier and ordered them to install certain equipment and facilities. The Company demanded that Other Company take steps to commence and complete the performance of all work and to supply all material required to satisfy the Fire Department. In 2000 and 2001, the Company incurred costs totaling $197,000, which were reported as a receivable on its consolidated balance sheets, since the Company anticipated being reimbursed by Other Company. In 2002, the Company incurred additional costs totaling $175,000 to complete the installation.

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

         The jury returned a verdict against the Company in the amount of $100,000, which amount was recorded in expenses applicable to petroleum storage facilities in the accompanying consolidated statement of loss and retained earnings for the year ended December 31, 2002. The Company filed a post-trial motion requesting that the Court vacate the verdict. In September 2003, judgment was entered against the Company in the amount of $100,000 plus $27,000 in interest through that date. To avoid further litigation of the matter, the Company and the Oil Company agreed to settle this claim for $80,000, which amount the Company paid to Oil Company in November 2003; the balance of $20,000 is reported as a reduction to expenses applicable to petroleum storage facilities on the accompanying consolidated statement of income and retained earnings for the year ended December 31, 2003. There is no remaining litigation outstanding with Oil Company.

         The Court entered judgment as a matter of law against the Company on the Company's claim that Other Company was obligated to pay for the installation of certain fire suppression equipment on the Pier. Accordingly, in 2002 the Company reclassified as properties and equipment the previously reported receivable in the amount of $197,000 and capitalized as properties and equipment the $175,000 of costs incurred in 2002.

         In June 2003, the remaining non-jury claims were tried and in September 2003 the Court ordered Other Company to install a new sixteen-inch pipeline on the Pier for the Company's use and benefit. The Company anticipates that the pipeline will be installed in the summer of 2004. The Court rejected Other Company's claim that it was not obligated to pay for the fire suppression equipment on the Pier as well as Other Company's claim that the Company remove or relocate the fire suppression equipment. However, the Court also held that Oil Company and Other Company had the right to use the north side of the Pier pursuant to a deed in 1941. The Court declined the Company's request that it declare what are the corresponding obligations attached to that right.

         In October 2003, the Company appealed the inconsistent judgments concerning which party is responsible for the cost of the fire suppression equipment at the Pier to the U. S. Court of Appeals for the First Circuit. Neither Oil Company nor Other Company filed an appeal, and a hearing and decision is anticipated in 2004.

         For the years ended December 31, 2003 and 2002, the Company incurred legal fees in connection with this litigation of $315,000 and $690,000, respectively, which amounts are included in expenses applicable to petroleum storage facilities on the accompanying consolidated statements of income (loss) and retained earnings for the years ended December 31, 2003 and 2002.

         Pursuant to a 1986 Guaranty and Indemnity Agreement, the Company filed a lawsuit in September 2002 against Other Company and Other Company's parent in the U. S. District Court for the Eastern District of New York seeking reimbursement for all reasonable costs incurred by the Company in defending the Wilkesbarre Pier litigation described above. The matter has been transferred to the U. S. District Court for the District of Rhode Island and is in the discovery stage.

7.       SHAREHOLDERS' EQUITY:

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

         The amended Articles of Incorporation prohibit any shareholder from acquiring more than a 5% interest in the Company's classes of common stock and prohibit the two shareholders who each beneficially then owned in excess of 5% of the Company's classes of common stock from increasing their percentage ownership of each class of common stock. Should a shareholder acquire a number of shares that results in the limitation being exceeded, shares in excess of the limitation would be converted into an equal number of shares of Excess Stock. Excess Stock is non-voting and is not entitled to dividends. However, the shareholder may designate a qualifying transferee for shares of Excess Stock, at which time such shares would be converted and reissued as Class A or B Common shares as the case may be.

         The purpose of the amendment of the Articles of Incorporation was to provide the Company with the necessary flexibility to qualify to be taxed as a real estate investment trust (REIT). The Company has not decided to make an election to become a REIT and, depending on future circumstances, may never do so.

         In the event the Company elects to become a REIT, the holders of the Class A Common Stock would be entitled to elect one-third of the Company's Board of Directors, with the balance of the Directors to be elected by the holders of the Class B Common Stock.

         If the Company does not make an election to be taxed as a REIT on or before March 31, 2005, the restrictions on share ownership will automatically lapse and shares of Class B Common Stock will automatically be converted into shares of Class A Common Stock on a one for one basis.

8.       INCOME TAXES:

         In 1999, the Company received permanent condemnation proceeds from the State of Rhode Island which qualified for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. In February 2002, the Company effected a qualifying purchase with a consolidated subsidiary and amended its 1999 federal and state income tax returns with respect to condemnation proceeds previously taxed to claim refunds totaling $568,000, all of which was received in 2002.

         For income tax reporting purposes, the Company reported a tax loss for the year ended December 31, 2001, and filed carryback claims that resulted in a refund of federal income taxes previously paid in the amount of $631,000, all of which was received in 2002.

         For income tax reporting purposes, the Company reported a tax loss for the year ended December 31, 2002, and filed carryback claims that resulted in a refund of federal income taxes previously paid in the amount of $381,000, which amount was received in 2003.

         Under present Rhode Island law, income tax losses cannot be carried back, and state tax loss carryforwards are limited to the amount of the federal tax loss carryforward. As of December 31, 2003, the Company does not have any federal or state loss carryforwards.

         As a result of these differences in the federal and state tax laws, the income tax provision for the year ended December 31, 2002, does not bear the customary relationship to income (loss) before income taxes as the current provision does not recognize any state income tax benefit from carryback claims while the deferred provision provides for state taxes on temporary differences at the applicable state rate. A reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income (loss) before income taxes is as follows:

                                                                           2003              2002
                                                                        -----------       -----------
Computed "expected" tax  (benefit) ..............................       $   496,000       $  (322,000)
Increase (decrease) in "expected" tax
 (benefit) resulting from:
  State income tax, net of Federal income tax
    (benefit) ...................................................            88,000            48,000
  Statutory and other ...........................................            (8,000)               --
                                                                        -----------       -----------
                                                                        $   576,000       $  (274,000)
                                                                        ===========       ===========

Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at December 31, 2003 were as follows:

Gross deferred tax liabilities:
  Property having a financial statement basis
     in excess of tax basis ...........................       $   3,691,000
     Accrued rental income ............................             167,000
                                                              -------------
                                                                  3,858,000
Gross deferred tax assets .............................            (191,000)
                                                              -------------
                                                              $   3,667,000
                                                              =============

9        OPERATING SEGMENT DISCLOSURES:

         The Company operates in two segments: (1) Leasing and (2) Petroleum Storage Facilities.

         The Leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon and to pay real property taxes) and locations along interstate and primary highways in Rhode Island and Massachusetts (to a company which has constructed outdoor advertising boards thereon). The Company anticipates that the future development of its remaining properties will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels and an adjacent parking garage for public parking purposes under short-term cancellable leasing arrangements.

The Petroleum Storage Facilities segment consists of the operating of the Petroleum Facilities in East Providence under an Amended Agreement effective May 1, 2003, that expires in 2013 at a fixed monthly rate for the Petroleum Company which stores and distributes petroleum products. The Amended Agreement includes provisions to extend and additional payments based upon throughput. (See Note
6).

The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the asset constructed on the Company's land, whereas the Company is responsible for the operating and maintenance expenditures as well as capital improvements at the Petroleum Facilities.

The Company makes decisions relative to the allocation of resources and evaluates performance based on income (loss) before income taxes, excluding interest income and certain corporate expenses.

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the years ended December 31, 2003 and 2002.

The following financial information is used for making operating decisions and assessing performance of the Company's segments:

                                                                        Petroleum
                                                                         Storage
                                                      Leasing           Facilities            Total
                                                      -------           ----------            -----
Year ended December 31, 2003:

Revenues:
   Contractual ..............................       $  2,389,000       $  1,756,000       $  4,145,000
   Contingent ...............................             90,000            265,000            355,000
   Option ...................................            774,000                 --            774,000
   Property tax settlement ..................          1,700,000                 --          1,700,000
   Non-cash, excess of contractual over
     straight-line rentals ..................            (63,000)                --            (63,000)
                                                    ------------       ------------       ------------
        Total revenues ......................       $  4,890,000       $  2,021,000       $  6,911,000
                                                    ============       ============       ============

Property tax expense ........................       $  1,978,000       $    113,000       $  2,091,000
                                                    ============       ============       ============

Depreciation ................................       $     63,000       $    340,000       $    403,000
                                                    ============       ============       ============

Income (loss) before income taxes ...........       $  2,561,000       $    (15,000)      $  2,546,000
                                                    ============       ============       ============

Assets ......................................       $  6,143,000       $ 10,151,000       $ 16,294,000
                                                    ============       ============       ============

Additions to properties and equipment .......       $         --       $    108,000       $    108,000
                                                    ============       ============       ============

                                                                           Petroleum
                                                                            Storage
                                                         Leasing           Facilities            Total
                                                         -------           ----------            -----
     Year ended December 31, 2002:

Revenues:
    Contractual ................................       $  2,265,000       $  1,669,000       $  3,934,000
    Contingent .................................             57,000            188,000            245,000
    Option .....................................            432,000                 --            432,000
    Non-cash, excess of straight-line over
      contractual rentals ......................             24,000                 --             24,000
                                                       ------------       ------------       ------------
         Total revenues ........................       $  2,778,000       $  1,857,000       $  4,635,000
                                                       ============       ============       ============

Property tax expense ...........................       $  1,835,000       $    108,000       $  1,943,000
                                                       ============       ============       ============

Depreciation ...................................       $     63,000       $    344,000       $    407,000
                                                       ============       ============       ============

Income (loss) before income taxes ..............       $    362,000       $   (414,000)      $    (52,000)
                                                       ============       ============       ============
Assets .........................................       $  5,843,000       $ 10,243,000       $ 16,086,000
                                                       ============       ============       ============

Properties and equipment:
    Additions ..................................       $         --       $    544,000       $    544,000
                                                       ============       ============       ============
    Deletions ..................................       $    (10,000)      $         --       $    (10,000)
                                                       ============       ============       ============

     The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements:

                                                                  2003               2002
                                                              ------------       ------------
Income:
  Revenues for operating segments .....................       $  6,911,000       $  4,635,000
  Interest income .....................................              7,000            103,000
                                                              ------------       ------------
   Total consolidated income ..........................       $  6,918,000       $  4,738,000
                                                              ============       ============

Property tax expense:
  Property tax expense for operating segments .........       $  2,091,000       $  1,943,000
  Unallocated corporate property tax expense ..........              1,000              1,000
                                                              ------------       ------------
   Total consolidated property tax expense ............       $  2,092,000       $  1,944,000
                                                              ============       ============

Depreciation:
  Depreciation for operating segments .................       $    403,000       $    407,000
  Unallocated corporate depreciation ..................             10,000             11,000
                                                              ------------       ------------
   Total consolidated depreciation ....................       $    413,000       $    418,000
                                                              ============       ============

Income (loss) before income taxes:
  Income (loss) for operating segments ................       $  2,546,000       $    (52,000)
  Interest income .....................................              7,000            103,000
  Unallocated corporate expenses ......................         (1,093,000)          (998,000)
                                                              ------------       ------------
   Total consolidated income (loss) before
      income taxes ....................................       $  1,460,000       $   (947,000)
                                                              ============       ============

                                                                             2003               2002
                                                                         ------------       ------------
Assets:
  Assets for operating segments ..................................       $ 16,294,000       $ 16,086,000
  Corporate cash and cash equivalents ............................          2,112,000          1,507,000
  Income tax receivable ..........................................                 --            372,000
  Other unallocated amounts ......................................              5,000             55,000
                                                                         ------------       ------------
   Total consolidated assets .....................................       $ 18,411,000       $ 18,020,000
                                                                         ============       ============

Additions (deletions) to properties and equipment:
  Additions:
   Operating segments ............................................       $    108,000       $    544,000
   Unallocated corporate additions ...............................                 --              1,000
                                                                         ------------       ------------
     Total consolidated additions ................................       $    108,000       $    545,000
                                                                         ============       ============
  Deletions, operating segment and total
   consolidated deletion .........................................       $         --       $    (10,000)
                                                                         ============       ============

         The following table sets forth those customers whose revenues exceed 10% of the Company's segment revenue, exclusive of the property tax settlement in 2003.

                                                                             2003              2002
                                                                         ------------       ------------
Leasing segment:
   A..............................................................       $    826,000       $    779,000
   B..............................................................            659,000            676,000
   C..............................................................            449,000            219,000
   D..............................................................            367,000            367,000
   E..............................................................            344,000            344,000
                                                                         ------------       ------------
                                                                         $  2,645,000       $  2,385,000
                                                                         ============       ============

Petroleum storage facilities segment
   (one customer).................................................       $  1,976,000       $  1,622,000
                                                                         ============       ============

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts of the Company's financial instruments approximate their fair values at December 31, 2003, due to the short maturities of cash and cash equivalents, receivables and accounts payable and accrued expenses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
ISSUER

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled "Election of Directors," "Security Ownership of Certain Beneficial Owners and Management" and "Audit Committee Report" in the Company's Definitive Proxy for the 2004 Annual Meeting of the Shareholders to be filed with the SEC.

The following are the executive officers of the Issuer:

                                                         Date of First
      Name                   Age      Office Held      Election to Office
      ----                   ---      -----------      ------------------
Robert H. Eder                71       Chairman              1995
Ronald P. Chrzanowski         61       President             1997
Barbara J. Dreyer             65       Treasurer             1997
Stephen J. Carlotti           61       Secretary             1998

All officers hold their respective offices until their successors are duly elected and qualified. Mr. Chrzanowski served as Vice President of the Issuer from November 12, 1997 to December 31, 1997, and as President since that date. Ms. Dreyer served as President and Treasurer of the Issuer from 1995 to 1997 and as Treasurer since that date. Mr. Carlotti is a partner in the law firm, Hinckley, Allen & Snyder LLP, which firm provides legal services to the Company.

Code of Ethics:

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and its subsidiaries including the Chief Executive Officer (CEO) and the Treasurer (who is both the principal accounting and financial officer), which meets the requirement of a "code of ethics" as defined in Item 406 of Regulation S-B. The Company will provide a copy of the Code to shareholders pursuant to any request directed to the Treasurer at the Company's principal offices. The Company intends to disclose any amendments to, or waiver of, any provisions of the Code for the CEO or Treasurer, or any person performing similar functions.

ITEM 9A. CONTROLS AND PROCEDURES

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

There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in the factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Section entitled "Executive Compensation" in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the SEC.

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

         10       Material contracts:

                  (a)      LEASES BETWEEN METROPARK, LTD. AND COMPANY:

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

                  (b)      MISCELLANEOUS CONTRACT:

                  (i) Option Agreement to Purchase Real Property and Related Assets, dated June 9, 2003, by and between Dunellen, LLC and Global Companies, LLC (incorporated by reference to Exhibit 10(b)(i) to the Issuer's Report on Form 10-QSB/A for the quarterly period ended June 30, 2003).

         20.1     Map of the Company's parcels in Downtown Providence, Rhode
                  Island

         20.2 Map of the Company's petroleum storage facilities in East Providence, Rhode Island

         21       Subsidiaries of the Company

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

(b) For the quarter ended December 31, 2003, no reports on Form 8-K were filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Section entitled "Independent Public Accountants" in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of the Shareholders to be filed with the SEC.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CAPITAL PROPERTIES, INC.

                 .               By /s/ Ronald P. Chrzanowski
                                    -------------------------------------------
                                      Ronald P. Chrzanowski
                                      President and Principal Executive Officer

DATED: March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder                                   March 11, 2004
------------------------------------
Robert H. Eder
Chairman and Director

/s/ Ronald P. Chrzanowski                            March 10, 2004
------------------------------------
Ronald P. Chrzanowski
President and Director
Principal Executive Officer

/s/ Barbara J. Dreyer                                March 10, 2004
------------------------------------
Barbara J. Dreyer
Treasurer, Principal Financial Officer
And Principal Accounting Officer

/s/ Harold J. Harris                                 March 10, 2004
------------------------------------
Harold J. Harris, Director