Form 10QSB
period 2004-03-31
CAPITAL PROPERTIES INC /RI/
filed 2004-04-30
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________________ to ___________________

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

As of April 28, 2004, the Issuer had 3,000,000 shares of Class A Common Stock and 299,956 shares of Class B Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No  [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2004
(UNAUDITED)


ASSETS

Properties and equipment (net of accumulated depreciation)..................   $14,914,000
Cash and cash equivalents...................................................     4,319,000
Receivables, tenant and other...............................................       318,000
Accrued rental income.......................................................       392,000
Prepaid and other...........................................................       216,000
                                                                               -----------
                                                                               $20,159,000
                                                                               ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes.........................................................   $   928,000
     Other..................................................................       326,000
   Income taxes:
     Current................................................................       163,000
     Deferred, net..........................................................     4,275,000
                                                                               -----------
                                                                                 5,692,000
                                                                               -----------

Commitment (Note 5)

Shareholders' equity:
   Class A common stock, $.01 par; authorized 6,000,000 shares;
     issued and outstanding 3,000,000 shares................................        30,000
   Class B common stock, $.01 par; authorized 300,000 shares;
     issued and outstanding 299,956 shares..................................         3,000
   Excess stock, $.01 par; authorized 1,000,000 shares; none issued
     and outstanding........................................................            --
   Capital in excess of par.................................................    11,795,000
   Retained earnings........................................................     2,639,000
                                                                               -----------
                                                                                14,467,000
                                                                               -----------
                                                                               $20,159,000
                                                                               ===========


See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

                                                                 2004           2003
                                                              ----------     ----------
Income:
   Revenues:

     Leasing, including attorneys' fees judgment of
       $258,000 in 2004...................................    $1,044,000     $  710,000
     Petroleum storage facilities.........................       565,000        632,000
                                                              ----------     ----------
                                                               1,609,000      1,342,000
   Condemnation proceeds, permanent, including
     interest of $244,000.................................     1,622,000             --
   Interest...............................................         3,000          2,000
                                                              ----------     ----------
                                                               3,234,000      1,344,000
                                                              ----------     ----------

Expenses:
   Expenses applicable to:
     Leasing..............................................       482,000        545,000
     Petroleum storage facilities.........................       432,000        523,000
   General and administrative.............................       266,000        268,000
                                                              ----------     ----------
                                                               1,180,000      1,336,000
                                                              ----------     ----------

Income before income taxes................................     2,054,000          8,000
                                                              ----------     ----------

Income tax expense
   Current................................................       201,000         10,000
   Deferred...............................................       608,000         (4,000)
                                                              ----------     ----------
                                                                 809,000          6,000
                                                              ----------     ----------

Net income................................................    $1,245,000     $    2,000
                                                              ==========     ==========

Basic income per common share.............................    $      .38     $       --
                                                              ==========     ==========

Dividends on common stock.................................    $      .03     $       --
                                                              ==========     ==========







See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)


                                                               2004             2003
                                                            -----------      -----------

Cash flows from operating activities:
   Net income .........................................     $ 1,245,000      $     2,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Condemnation proceeds, permanent ...............      (1,622,000)              --
       Depreciation ...................................          98,000          105,000
       Deferred income taxes ..........................         608,000           (4,000)
       Other, principally net changes in receivables,
         prepaids, accounts payable, income taxes
         and accrued expenses .........................        (133,000)        (375,000)
                                                            -----------      -----------
   Net cash provided by (used in) operating activities          196,000         (272,000)
                                                            -----------      -----------

Cash flows from investing activities:
   Condemnation proceeds, permanent ...................       1,622,000               --
   Purchase of properties and equipment ...............         (41,000)        (112,000)
                                                            -----------      -----------
   Net cash provided by (used in) investing activities        1,581,000         (112,000)
                                                            -----------      -----------

Cash used in financing activities, payment of dividends         (99,000)              --
                                                            -----------      -----------

Increase (decrease) in cash and cash equivalents ......       1,678,000         (384,000)
Cash and cash equivalents, beginning ..................       2,641,000        1,633,000
                                                            -----------      -----------
Cash and cash equivalents, ending .....................     $ 4,319,000      $ 1,249,000
                                                            ===========      ===========



Supplemental disclosures, cash paid for income taxes ..     $   125,000      $     9,000
                                                            ===========      ===========









See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

1.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

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

     In August 2003 the Company and the City engaged in mediation in an effort to resolve all property tax disputes. In September 2003, the Company and the City agreed to an omnibus settlement pursuant to which the City paid the Company $1,700,000 in settlement of all litigation resulting from tax appeals. The omnibus settlement also set the assessed values for two parcels in the Capital Center Area.

     In March 2004, the Company received notices from the City of Providence of the proposed 2004 assessment for each of its parcels in downtown Providence. The proposed assessments for the two parcels in the Capital Center Area (for which the assessed values had been set by the omnibus settlement) did not reflect the agreed-upon values and were assessed at approximately the same assessment value in effect prior to the omnibus settlement with the City. The proposed assessments on the remaining parcels were similarly assessed at values slightly higher than the assessment value in 2000. The Company is pursuing the matter with the City of Providence.

     For the three months ended March 31, 2004, the Company is reporting property tax expense on the accompanying consolidated financial statements based upon its settlement agreement with the City. The Company is unable to determine what additional property tax expense it may incur in the event the Company does not prevail in having its assessments lowered since the City has not yet set its new tax rate. However, using the tax rate in effect for 2003, the additional property tax expense for the three months ended March 31, 2004 would be approximately $90,000.

4.   LITIGATION JUDGMENTS:

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

     In 1999, Amtrak condemned a three-year temporary easement of all the air rights owned by the Company retroactive to August 1998 for which the Company received from Amtrak $335,000, the sum estimated by Amtrak to be just compensation for the property taken. In 2001, Amtrak permanently condemned the air rights and a parcel of land adjacent to the air rights (with a carrying value of $625,000) for which the Company received from Amtrak $925,000, the amount estimated by Amtrak to be just compensation for the air rights and property taken. The Company believed that the condemnation amounts paid by Amtrak were inadequate and accordingly brought suit in the U.S. District Court against Amtrak seeking additional compensation.

     In November 2002, the condemnation case was tried in the U.S. District Court and the Company was awarded additional damages resulting from the aforementioned condemnations of $1,378,000 plus interest. In February 2003, Amtrak appealed the decision to the U.S. Court of Appeals for the First Circuit. In January 2004, the First Circuit affirmed the judgment of the U.S. District Court, and in February 2004 the Company received a payment of $1,622,000.

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

     In 2000, the City filed a motion to vacate the Superior Court and Supreme Court judgments entered in favor of the Company which motion the Superior Court denied and awarded the Company attorneys fees of $258,000. The City filed an appeal in the Supreme Court. In January 2004, the Supreme Court affirmed the judgment against the City, and the Company received the payment from the City in March 2004. No interest was awarded on the judgment.

5.   PROPERTIES AND EQUIPMENT:


               Properties on lease or held for lease:
                 Land and land improvements......................   $ 3,740,000
                 Parking garage..................................     2,500,000
                                                                    -----------
                                                                      6,240,000
                                                                    -----------
               Petroleum storage facilities:
                  Land and land improvements.....................     5,106,000
                  Buildings and structures.......................       899,000
                  Tanks and equipment............................     9,023,000
                                                                    -----------
                                                                     15,028,000
                                                                    -----------

               Office equipment..................................        84,000
                                                                    -----------
                                                                     21,352,000
                                                                    -----------
               Less accumulated depreciation:
                  Properties on lease or held for lease..........     1,007,000
                  Petroleum storage facilities...................     5,351,000
                  Office equipment...............................        80,000
                                                                    -----------
                                                                      6,438,000
                                                                    -----------
                                                                    $14,914,000
                                                                    ===========

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

6.   DESCRIPTION OF LEASING ARRANGEMENTS:

     At March 31, 2004, the Company had entered into six long-term land leases covering six land parcels; of these leases, one lease commenced April 1, 2004, and two will not commence until construction begins.

     The Company also leases various parcels of land for outdoor advertising purposes for remaining terms of up to 27 years and for public parking purposes under short-term cancellable leases.

     For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $15,728,000 through March 31, 2004. Management has concluded that a portion of the excess of straight-line over contractual rentals ($392,000 at March 31, 2004) is realizable when payable over the terms of the leases.

     The three long-term land leases which have commenced and the lease that commenced April 1, 2004, provide that the tenants pay the City of Providence for real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of income. The real property taxes attributable to the Company's land under the three leases totaled $88,000 and $86,000 for the three months ended March 31, 2004 and 2003, respectively.


7.   PETROLEUM STORAGE FACILITIES:

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

     For the three months ended March 31, 2004 and 2003, the Company earned contingent revenues of $98,000 and $220,000, respectively.

     Also effective May 1, 2003, Petroleum Company was granted the option to purchase the Petroleum Facilities at any time during the term of the Amended Agreement under the terms and conditions set forth in an option agreement. In a separate but related agreement, Petroleum Company agreed to make certain capital improvements at the Wilkesbarre Pier. Through the three months ended March 31, 2004, the improvements totaled approximately $188,000. [See Wilkesbarre Pier below].

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

     In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to RIDEM. In 2000, the tank was demolished and testing of the groundwater indicated that there was no large pooling of contaminants. In 2001, RIDEM approved a plan whereby the Company installed a passive system consisting of three wells and commenced monitoring the wells. In December 2002, the Company determined that it would no longer incur significant costs in connection with the implementation of this monitoring plan and reversed into income a previously recorded payable of $50,000. In the spring of 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and is requiring the Company to install an active remediation system for the removal of product from the contaminated site. The Company anticipates installing the system in 2004 at an estimated cost of $50,000, at which time this amount will be included in properties and equipment on the Company's consolidated balance sheet. The Company anticipates that the ongoing cost of meeting its obligations under the new remediation plan will not be material.

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

     Effective January 1, 1998, Railroad and a company which uses the Pier to off-load primarily gasoline from ships to its terminal (Oil Company) entered into an agreement (the Agreement) whereby Oil Company agreed to pay annual fees for five years. In January 1998, the Company exercised its right and acquired the Pier, and Railroad assigned its rights under the Agreement to the Company. The Agreement was extended to March 31, 2003 at a monthly fee of $15,000, which Agreement terminated at that time. Under the terms of the Agreement, the owner of the Pier was not required to make any repairs to the Pier.

     In May 2000, the Fire Department of the City of East Providence (Fire Department) notified the Company, Oil Company and another company then related to Oil Company (Other Company) that there was a lack of adequate fire protection at the Pier and ordered them to install certain equipment and facilities. The Company demanded that Other Company take steps to commence and complete the performance of all work and to supply all material required to satisfy the Fire Department. The Company incurred costs totaling $372,000 to install the required system.

     In 2000, Oil Company and Other Company (collectively Plaintiffs) filed a lawsuit against the Company in the United States District Court for the District of Rhode Island (the Court) claiming fraud on the part of Railroad and sought rescission of the Agreement and other agreements. The Company filed counterclaims against Other Company, including one for damages based on Other Company's failure to comply with the order and direction of the Fire Department as well as the failure of Other Company to comply with certain other agreements. Plaintiffs amended their complaint in 2001 to include additional claims. Following the close of discovery, the Court dismissed all the fraud claims. The Court later bifurcated the trial of the jury claims for damages and the non-jury claims for declaratory and injunctive relief.

     The jury claims were tried in December 2002 and the jury returned a verdict against the Company in the amount of $100,000. The Company filed a post-trial motion requesting that the Court vacate the verdict. In September 2003, judgment was entered against the Company in the amount of $100,000 plus $27,000 in interest through that date. To avoid further litigation of the matter, the Company and the Oil Company agreed to settle this claim for $80,000, which amount the Company paid to Oil Company in November 2003. There is no remaining litigation outstanding with Oil Company.

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

     In October 2003, the Company appealed the inconsistent judgments concerning which party is responsible for the cost of the fire suppression equipment at the Pier to the U. S. Court of Appeals for the First Circuit. Neither Oil Company nor Other Company filed an appeal. Oral arguments were heard in April 2004 and a decision is anticipated in 2004.

     For the three months ended March 31, 2004 and 2003, the Company incurred legal fees in connection with this litigation of $20,000 and $80,000, respectively, which amounts are included in expenses applicable to petroleum storage facilities on the accompanying consolidated statements of income.

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

8.   SHAREHOLDERS' EQUITY:

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

9.   INCOME TAXES:

     In February 2004, the Company received permanent condemnation proceeds from Amtrak which qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. Since it is the Company's intention to make such an election, the income tax provision for the three months ended March 31, 2004 reflects such election.

     Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at March 31, 2004 were as follows:

         Gross deferred tax liabilities:
           Property having a financial statement basis
              in excess of tax basis..............................   $3,730,000
           Condemnation proceeds..................................      550,000
           Accrued rental income..................................      157,000
                                                                     ----------
                                                                      4,437,000
         Gross deferred tax assets................................     (162,000)
                                                                     ----------
                                                                     $4,275,000
                                                                     ==========

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

     The Petroleum Storage Facilities segment consists of the operating of the Petroleum Facilities in East Providence under an Amended Agreement effective May 1, 2003, that expires in 2013 at a fixed monthly rate for the Petroleum Company which stores and distributes petroleum products. The Amended Agreement includes provisions to extend and additional payments based upon throughput. (See Note 7.)

     The principal difference between the two segments relates to the nature of the operations. The tenants in the Leasing segment incur substantially all of the development and operating costs of the asset constructed on the Company's land, whereas the Company is responsible for the operating and maintenance expenditures as well as capital improvements at the Petroleum Facilities.

     The Company makes decisions relative to the allocation of resources and evaluates performance based on income before income taxes, excluding interest income, permanent condemnation proceeds and certain corporate expenses.

     Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the three months ended March 31, 2004 and 2003.

     The following financial information is used for making operating decisions and assessing performance of the Company's segments:

                                                                 Petroleum
                                                                   Storage
                                                     Leasing     Facilities      Total
                                                   ----------   -----------   -----------
      Three months ended March 31, 2004:
      Revenues:

         Contractual.............................  $  611,000   $   467,000   $ 1,078,000
         Contingent..............................      14,000        98,000       112,000
         Option..................................     186,000            --        85,000
         Attorneys' fees judgment................     258,000            --       258,000
         Noncash, excess of contractual over
           straight-line rentals.................     (25,000)           --       (25,000)
                                                   ----------   -----------   -----------
                                                   $1,044,000   $   565,000   $ 1,609,000
                                                   ==========   ===========   ===========

      Property tax expense.......................  $  406,000   $    29,000   $   435,000
                                                   ==========   ===========   ===========

      Depreciation...............................  $   16,000   $    81,000   $    97,000
                                                   ==========   ===========   ===========

      Income before income taxes.................  $  562,000   $   133,000   $   695,000
                                                   ==========   ===========   ===========

      Assets.....................................  $5,790,000   $10,429,000   $16,219,000
                                                   ==========   ===========   ===========

      Properties and equipment, additions........  $       --   $   133,000   $   133,000
                                                   ==========   ===========   ===========


                                                                 Petroleum
                                                                   Storage
                                                     Leasing     Facilities      Total
                                                   ----------   -----------   -----------

      Three months ended March 31, 2003:
      Revenues:
         Contractual.............................  $  597,000   $   412,000   $ 1,009,000
         Contingent..............................       1,000       220,000       221,000
         Option..................................     128,000            --       128,000
         Noncash, excess of contractual over
           straight-line rentals.................     (16,000)           --       (16,000)
                                                   ----------   -----------   -----------
                                                   $  710,000   $   632,000   $ 1,342,000
                                                   ==========   ===========   ===========

      Property tax expense.......................  $  480,000   $    28,000   $   508,000
                                                   ==========   ===========   ===========

      Depreciation...............................  $   16,000   $    86,000   $   102,000
                                                   ==========   ===========   ===========

      Income before income taxes.................  $  165,000   $   109,000   $   274,000
                                                   ==========   ===========   ===========

      Assets.....................................  $5,867,000   $10,203,000   $16,070,000
                                                   ==========   ===========   ===========

      Properties and equipment, additions........  $       --   $        --   $        --
                                                   ==========   ===========   ===========


     The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2004 and 2003:


                                                                        2004         2003
                                                                     ----------   ----------
      Income:

        Revenues for operating segments..........................    $1,609,000   $1,342,000
        Condemnation proceeds, permanent, including interest.....     1,622,000           --
        Interest income..........................................         3,000        2,000
                                                                     ----------   ----------
          Total consolidated income..............................    $3,234,000   $1,344,000
                                                                     ==========   ==========

      Property tax expense:
        Property tax expense for operating segments..............    $  435,000   $  508,000
        Unallocated corporate property tax expense...............         1,000        1,000
                                                                     ----------   ----------
          Total consolidated property tax expense................    $  436,000   $  509,000
                                                                     ==========   ==========

      Depreciation:
        Depreciation for operating segments......................    $   97,000   $  102,000
        Unallocated corporate depreciation.......................         1,000        3,000
                                                                     ----------   ----------
          Total consolidated depreciation .......................    $   98,000   $  105,000
                                                                     ==========   ==========

                                                                        2004            2003
                                                                    -----------      -----------
       Income before income taxes:

         Income for operating segments ........................     $   695,000      $   274,000
         Condemnation proceeds, permanent .....................       1,622,000               --
         Interest income ......................................           3,000            2,000
         Unallocated corporate expenses .......................        (266,000)        (268,000)
                                                                    -----------      -----------
           Total consolidated income (loss) before income taxes     $ 2,054,000      $     8,000
                                                                    ===========      ===========

       Assets:
         Assets for operating segments ........................     $16,219,000      $16,070,000
         Corporate cash and cash equivalents ..................       3,936,000        1,096,000
         Income tax receivable ................................              --          372,000
         Other unallocated amounts ............................           4,000           52,000
                                                                    -----------      -----------
           Total consolidated assets ..........................     $20,159,000      $17,590,000
                                                                    ===========      ===========

       Additions to properties and equipment:
         Operating segments ...................................     $   133,000      $        --
         Unallocated corporate additions ......................              --               --
                                                                    -----------      -----------
           Total consolidated additions .......................     $   133,000      $        --
                                                                    ===========      ===========

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FORWARD LOOKING STATEMENTS

          CERTAIN PORTIONS OF THIS REPORT, AND PARTICULARLY THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTAIN FORWARD-LOOKING STATEMENTS WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS. THE COMPANY CAUTIONS THAT THESE STATEMENTS ARE FURTHER QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, THE FOLLOWING: THE ABILITY OF THE COMPANY TO GENERATE ADEQUATE AMOUNTS OF CASH; THE COLLECTIBILITY OF THE ACCRUED RENTAL INCOME WHEN DUE OVER THE TERMS OF THE LONG-TERM LAND LEASES; THE COMMENCEMENT OF ADDITIONAL LONG-TERM LAND LEASES; CHANGES IN ECONOMIC CONDITIONS THAT MAY AFFECT EITHER THE CURRENT OR FUTURE DEVELOPMENT ON THE COMPANY'S PARCELS; THE FINAL OUTCOME OF THE WILKESBARRE PIER LITIGATION AND THE CITY OF PROVIDENCE TAX ASSESSMENTS; AND EXPOSURE TO CONTAMINATION, CLEANUP OR SIMILAR COSTS ASSOCIATED WITH THE OPERATION OF THE PETROLEUM STORAGE FACILITIES.

1.   OVERVIEW:

     Critical accounting policies:

     The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which was discussed in the Company's Form 10-KSB for the year ended December 31, 2003. There have been no changes to the application of this accounting policy since December 31, 2003.

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

     Three of the remaining parcels (undeveloped parcels) are the subject of three leases: one lease commenced April 1, 2004 and the two remaining leases will not commence pending completion of development plans and closing of construction financing.

     During the interim, option payments are being made by the developers under the leases for the undeveloped parcels. Under one of the leases, the developer made a series of option payments, the last of which was paid in December 2003. The option terminated March 31, 2004 and the lease commenced April 1, 2004. Under the other two leases, the Company receives option payments pursuant to a month-to-month arrangement. There is no assurance that any one or more of these development projects will actually proceed.

     The Company continues to seek a developer for the remaining four parcels in the Capital Center which contain 2.9 acres. The Company is unable to predict when these parcels will be leased.

     Pending future development or commencement of the leases, five of the parcels are subject to short-term leases to the parking operator.

     Additionally, the Company, through a wholly-owned subsidiary, leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to an outdoor advertising company. Presently, there are 26 locations under lease containing fifty billboard faces. The lease expires in 2031. The term of the lease is extended for two years for each additional location added. No locations have been added since 2002.

     PETROLEUM STORAGE FACILITIES:

     The Company, through a wholly-owned subsidiary, owns a 524,500 barrel petroleum storage facility (Petroleum Facilities) located in East Providence, Rhode Island. The Petroleum Facilities utilize the Company's Wilkesbarre Pier and a pipeline connecting the Wilkesbarre Pier to the Petroleum Facilities. The Company (through this wholly-owned subsidiary) and Global Companies, LLC (Global) are parties to an agreement whereby the Company (through another wholly-owned subsidiary) operates the entire Petroleum Facilities for Global at a fixed monthly rate which is subject to annual cost of living adjustments. The agreement expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days' written notice. Global may terminate the agreement after five years upon one year written notice. The agreement includes provisions for additional payments based upon throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year and for any increases in real property taxes. The Company bears all of the operating costs with respect to the Petroleum Facilities, including real estate taxes at the 2002 level and insurance charges. In addition, Global was granted an option to purchase the Petroleum Facilities at any time during the term of the agreement under the terms and conditions set forth in an option agreement.

     Pursuant to an agreement (Agreement) with another company (Oil Company), which afforded the Oil Company the right to use the Wilkesbarre Pier, the Company received $45,000 for the first quarter of 2003, at which time the Agreement terminated.

     As described in Note 7 of Notes to Consolidated Financial Statements, the Company was in litigation (Wilkesbarre Pier litigation) with Oil Company and a related party (Other Company) over the Agreement and the rights of others to utilize the Wilkesbarre Pier. During 2003, the Company settled all litigation with Oil Company. In October 2003, the Company appealed the inconsistent judgments concerning which is responsible for the cost of the fire suppression equipment at the Pier to the U. S. Court of Appeals for the First Circuit. Neither Oil Company nor Other Company filed an appeal. Oral arguments were heard in April 2004 and a decision is anticipated in 2004.

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

     In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to RIDEM. In 2000, the tank was demolished and testing of the groundwater indicated that there was no large pooling of contaminants. In 2001, RIDEM approved a plan whereby the Company installed a passive system consisting of three wells and commenced monitoring the wells. In December 2002, the Company determined that it would no longer incur significant costs in connection with the implementation of this monitoring plan and reversed into income a previously recorded payable of $50,000. In the spring of 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and is requiring the Company to install an active remediation system for the removal of product from the contaminated site. The Company anticipates installing the system in 2004 at an estimated cost of $50,000. The Company anticipates that the ongoing cost of meeting its obligations under the new remediation plan will not be material.

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

     The Company continues to evaluate whether to elect to be taxed as a real estate investment trust (REIT). (See Note 8 of Notes to Consolidated Financial Statements.) To date, no determination has been made.


2.   RESULTS OF OPERATIONS:

     Leasing segment:

     In 1997, the City of Providence revalued certain of the Company's properties within the Capital Center area, reaching back six years to assess over $13,000,000 in back taxes, interest and penalties based upon a retroactive increase in the assessed values. The Company contended that this action by the City was both unprecedented and illegal. In another action, the City claimed that the Company was not the owner of a certain parcel in the Capital Center and also attempted to condemn that parcel. The Company contested both of the City's actions. In 1999, after prevailing on the merits in both actions, the Company made claim against the City for attorneys fees. In 2000, the Company was awarded attorneys fees of $258,000. The City filed an appeal in the Rhode Island Supreme Court. In January 2004, the Supreme Court affirmed the judgment against the City, and the Company received the payment from the City in March 2004. No interest was awarded on the judgment.

     Exclusive of the $258,000 received for the attorneys fees, for the three months ended March 31, 2004, revenue from leasing increased $76,000 from 2003 due principally to higher option payments received on those leases which will not commence until construction begins and the commencement on April 1, 2003 of contingent rentals relating to one developed parcel. Expenses applicable to leasing decreased $63,000 from 2003 due principally to a decrease in property taxes. (See Note 3 of Notes to Consolidated Financial Statements.)

     Petroleum storage:

     For the three months ended March 31, 2004, revenue from petroleum storage facilities decreased $67,000 from 2003 resulting principally from the March 31, 2003 termination of an agreement with a company for the use of the Wilkesbarre Pier and lower contingent revenues resulting from an Amended Agreement effective May 1, 2003 which provided for higher monthly fees and lower contingent fees. Expenses applicable to petroleum storage facilities decreased $91,000 from 2003 principally due to lower legal fees associated with the Wilkesbarre Pier litigation and decreased insurance costs and professional fees.

     General:

     As described in Note 4 of Notes to Consolidated Financial Statements, certain of the Company's property adjacent to Amtrak's Northeast Corridor in Providence, Rhode Island was condemned by Amtrak in 1999 and 2001. The Company believed that the amounts paid by Amtrak were inadequate and made a claim for additional condemnation proceeds. In November 2002, the U. S. District Court for the District of Rhode Island awarded the Company additional damages of $1,378,000 plus interest. In February 2003, Amtrak appealed the decision to the U. S. Court of Appeals for the First Circuit. In January 2004, the First Circuit affirmed the judgment of the U. S. District Court and in February 2004, the Company received a payment of $1,622,000.

     For the three months ended March 31, 2004, general and administrative expenses remained approximately at the 2003 level.

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

     In August 2003 the Company and the City engaged in mediation in an effort to resolve all property tax disputes. In September 2003, the Company and the City agreed to an omnibus settlement pursuant to which the City paid the Company $1,700,000 in settlement of all litigation resulting from tax appeals. The omnibus settlement also set the assessed values for two parcels in the Capital Center Area.

     In March 2004, the Company received notices from the City of Providence of the proposed 2004 assessment for each of its parcels in downtown Providence. The proposed assessments for the two parcels in the Capital Center Area (for which the assessed values had been set by the omnibus settlement) did not reflect the agreed-upon values and were assessed at approximately the same assessment value in effect since 2000. The proposed assessments on the remaining parcels were similarly assessed at values slightly higher than the assessment value in effect since 2000. The Company is pursuing the matter with the City of Providence. For the three months ended March 31, 2004, the Company is reporting property tax expense based upon its settlement agreement with the City. The Company is unable to determine what additional property tax expense it may incur in the event the Company does not prevail in having its assessments lowered since the City has not yet set its new tax rate. However, using the tax rate in effect for 2003, the additional property tax expense for the three months ended March 2004 would be approximately $90,000.

     Under the three land leases which have not commenced, option payments are being made by the developers. Under one lease, the developer made a $100,000 option payment in December 2003, which option terminated March 31, 2004. This lease commenced April 1, 2004, under the terms of which the Company will receive an annual rental of $100,000 during the construction phase, and will commence paying the City of Providence real property taxes, which the Company is currently recording at an annual rate of $250,000. Under the other two leases which have not commenced, the Company receives option payments pursuant to month-to-month arrangements. The Company has no assurance that additional option payments will be made.

     Under one of the long-term land leases which has commenced, a scheduled contractual rent increase of $100,000 per year becomes effective October 2004.

     Under another long-term land lease which has commenced, a scheduled rent increase based upon a cost-of-living adjustment will become effective February 2005; the Company estimates that the annual increase will be approximately $40,000. The tenant has advised the Company that its tenant will vacate the entire building by December 31, 2004. The Company has also been advised that its tenant is attempting to fine a suitable replacement tenant for the building.

     The Amtrak condemnation proceeds of $1,378,000 which the Company received in February 2004 qualify for deferred reinvestment for income tax reporting purposes, whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. The Company has until the filing of its 2004 income tax returns to make this election. Since it is the Company's intention to make such an election, its cash outlay for income taxes for 2004 will be reduced by approximately $550,000. However, the Company would be required to reinvest the condemnation proceeds in qualifying assets by December 31, 2007.

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

     In April 2004, the Board of Directors declared a quarterly dividend of $99,000 to holders of Class A and Class B common stock at the rate of $.03 per share.

     In management's opinion, the Company should be able to generate adequate amounts of cash to meet all of its anticipated obligations. In the event temporary additional liquidity is required, the Company believes that a line of credit or other arrangements could be obtained by pledging some or all of its unencumbered assets as collateral.

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

       31.1 Rule 13a-14(a) Certification of President and Principal Executive Officer

       31.2 Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

       32.1 Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    For the quarter ended March 31, 2004, no reports on Form 8-K were filed.

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


DATED: April 28, 2004