Form 10QSB
period 2004-06-30
CAPITAL PROPERTIES INC /RI/
filed 2004-08-12
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from -------------------- to ----------------------

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

As of August 9, 2004, the Issuer had 3,000,000 shares of Class A Common Stock and 299,956 shares of Class B Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

ASSETS

Properties and equipment (net of accumulated depreciation)...............  $ 15,340,000
Cash and cash equivalents................................................     3,972,000
Receivables, tenant and other............................................       182,000
Accrued rental income....................................................       367,000
Prepaid and other........................................................       159,000
                                                                           ------------
                                                                           $ 20,020,000
                                                                           ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
      Property taxes.....................................................  $    744,000
      Other..............................................................       349,000
   Income taxes:
      Current............................................................       113,000
      Deferred, net......................................................     4,292,000
                                                                           ------------
                                                                              5,498,000
                                                                           ------------
Commitment (Note 5)

Shareholders' equity:
   Class A common stock, $.01 par; authorized 6,000,000 shares;
      issued and outstanding 3,000,000 shares............................        30,000
   Class B common stock, $.01 par; authorized 300,000 shares;
      issued and outstanding 299,956 shares..............................         3,000
   Excess stock, $.01 par; authorized 1,000,000 shares; none issued
      and outstanding....................................................            --
   Capital in excess of par..............................................    11,795,000
   Retained earnings.....................................................     2,694,000
                                                                           ------------
                                                                             14,522,000
                                                                           ------------
                                                                           $ 20,020,000
                                                                           ============

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

                                              Three Months Ended             Six Months Ended
                                                   June 30                        June 30
                                          --------------------------    --------------------------
                                              2004          2003           2004            2003
                                          -----------    -----------    -----------    -----------
Income:
   Revenues:
      Leasing, including attorneys fees
        judgment of $258,000 in the six
        months ended June 30, 2004 ....   $   814,000    $   896,000    $ 1,858,000    $ 1,606,000
      Petroleum storage facilities ....       502,000        478,000      1,067,000      1,110,000
                                          -----------    -----------    -----------    -----------
                                            1,316,000      1,374,000      2,925,000      2,716,000

   Condemnation proceeds, permanent
      including interest of $244,000 ..            --             --      1,622,000             --
   Interest ...........................         4,000          1,000          7,000          3,000
                                          -----------    -----------    -----------    -----------
                                            1,320,000      1,375,000      4,554,000      2,719,000
                                          -----------    -----------    -----------    -----------
Expenses:
   Expenses applicable to:
      Leasing .........................       378,000        582,000        860,000      1,127,000
      Petroleum storage facilities ....       429,000        588,000        861,000      1,111,000
   General and administrative .........       254,000        253,000        520,000        521,000
                                          -----------    -----------    -----------    -----------
                                            1,061,000      1,423,000      2,241,000      2,759,000
                                          -----------    -----------    -----------    -----------

Income (loss) before income taxes .....       259,000        (48,000)     2,313,000        (40,000)
                                          -----------    -----------    -----------    -----------

Income tax expense (benefit):
   Current ............................        88,000         (8,000)       289,000          2,000
   Deferred ...........................        17,000        (22,000)       625,000        (26,000)
                                          -----------    -----------    -----------    -----------
                                              105,000        (30,000)       914,000        (24,000)
                                          -----------    -----------    -----------    -----------

Net income (loss) .....................   $   154,000    $   (18,000)   $ 1,399,000    $   (16,000)
                                          ===========    ===========    ===========    ===========

Basic income per common share .........   $       .04    $        --    $       .42    $        --
                                          ===========    ===========    ===========    ===========

Dividends on common stock .............   $       .03    $        --    $       .06    $        --
                                          ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

                                                                        2004           2003
                                                                    -----------    -----------
Cash flows from operating activities:
   Net income (loss) ............................................   $ 1,399,000    $   (16,000)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Condemnation proceeds, permanent ........................    (1,622,000)            --
        Depreciation ............................................       196,000        209,000
        Deferred income taxes ...................................       625,000        (26,000)
        Other, principally net changes in receivables,
           prepaids, accounts payable, income taxes and
           accrued expenses .....................................      (195,000)       403,000
                                                                    -----------    -----------
   Net cash provided by operating activities ....................       403,000        570,000
                                                                    -----------    -----------
Cash used in investing activities:
   Condemnation proceeds, permanent .............................     1,622,000             --
   Payments for properties and equipment ........................      (496,000)      (115,000)
                                                                    -----------    -----------
   Net cash provided by (used in) investing activities ..........     1,126,000       (115,000)
                                                                    -----------    -----------
Cash used in financing activities, payment of dividends .........      (198,000)            --
                                                                    -----------    -----------
Increase in cash and cash equivalents ...........................     1,331,000        455,000
Cash and cash equivalents, beginning ............................     2,641,000      1,633,000
                                                                    -----------    -----------
Cash and cash equivalents, ending ...............................   $ 3,972,000    $ 2,088,000
                                                                    ===========    ===========
Supplemental disclosures, cash paid or received for income taxes:
      Cash paid .................................................   $   271,000    $     9,000
                                                                    ===========    ===========
      Refunds received ..........................................   $        --    $   381,000
                                                                    ===========    ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

1.    BASIS OF PRESENTATION:

      The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003.

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

      In March 2004, the Company received notices from the City of the proposed 2004 assessment for each of its parcels in downtown Providence. The proposed assessments for the two parcels in the Capital Center Area (for which the assessed values had been set by the omnibus settlement) did not reflect the agreed-upon values and were assessed at approximately the same assessment value in effect prior to the omnibus settlement with the City. The proposed assessments on the remaining parcels were similarly assessed at values slightly higher than the assessment value in 2000. The Company is pursuing the matter with the City.

      For the three and six months ended June 30, 2004, the Company is reporting property tax expense on the accompanying consolidated financial statements based upon its settlement agreement with the City as to assessed values and an estimated tax rate for 2004. The Company is unable to determine what additional property tax expense it may incur in the event the Company does not prevail in having its assessments lowered since the City has not yet set the 2004 tax rate. However, using the tax rate in effect for 2003, the additional property tax expense for the three and six months ended June 30, 2004 would be approximately $90,000 and $180,000 respectively.

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

5.    PROPERTIES AND EQUIPMENT:

Properties on lease or held for lease:
  Land and land improvements ...............   $ 3,951,000
  Parking garage ...........................     2,500,000
                                               -----------
                                                 6,451,000
                                               -----------
Petroleum storage facilities:
   Land and land improvements ..............     5,126,000
   Buildings and structures ................       922,000
   Tanks and equipment .....................     9,280,000
                                               -----------
                                                15,328,000
                                               -----------
Office equipment ...........................        97,000
                                               -----------
                                                21,876,000
                                               -----------
Less accumulated depreciation:
   Properties on lease or held for lease....     1,023,000
   Petroleum storage facilities ............     5,432,000
   Office equipment ........................        81,000
                                               -----------
                                                 6,536,000
                                               -----------
                                               $15,340,000
                                               ===========

      The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct three additional 152,000 barrel tanks at the petroleum storage facilities. In February 2004, the Company entered into a contract to construct one additional 152,000 barrel tank at an estimated total cost of $1,300,000. Construction commenced in June 2004 and the Company has incurred costs of $215,000 through June 30,

      2004. The Company anticipates that the tank will be completed in the fall of 2004. The Company expects to pay for the tank with available cash.

6.    DESCRIPTION OF LEASING ARRANGEMENTS:

      At June 30, 2004, the Company had entered into three long-term land leases for three separate parcels upon which improvements have been built (developed parcels). The Company has entered into three additional long-term land leases (undeveloped parcels), one of which commenced April 1, 2004, and two of which will not commence until construction begins.

      The Company also leases various parcels of land for outdoor advertising purposes for the remaining term of 27 years and for public parking purposes under short-term cancellable leases.

      For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $16,486,000 through June 30, 2004. Management has concluded that a portion of the excess of straight-line over contractual rentals ($367,000 at June 30, 2004) is realizable when payable over the terms of the leases.

      The four leases which have commenced provide that the tenants pay the City of Providence real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of income (loss). The real property taxes attributable to the Company's land under these leases are as follows: for the three months ended June 30, 2004 and 2003, $154,000 and $92,000 respectively; for the six months ended June 30, 2004 and 2003, $242,000 and $178,000, respectively.

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

      Effective May 1, 2003, the Company and Petroleum Company entered into an amended and restated lease agreement (Amended Agreement) which, among other things, provides as follows: (1) the Amended Agreement will expire April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days' written notice; (2) Petroleum Company may terminate the Amended Agreement after five years upon one year written notice; (3) a current monthly fee of $150,000 subject to annual cost of living adjustments; (4) Petroleum Company will reimburse the Company for any increase in real property taxes over the 2002 level; and (5) the Company will receive an additional $.10 per barrel for every barrel in excess of 4,000,000 barrels of throughput in any agreement year.

      For the agreement year ending April 30, 2004, throughput exceeded 4,000,000 barrels in February 2004.

      For the six months ended June 30, 2004 and 2003, the Company earned contingent revenues of $140,000 and $264,000, respectively.

      Also effective May 1, 2003, Petroleum Company was granted the option to purchase the Petroleum Facilities at any time during the term of the Amended Agreement under the terms and conditions set forth in an option agreement. In a separate but related agreement, Petroleum Company agreed to make certain capital improvements at the Wilkesbarre Pier. Through the six months ended June 30, 2004, the improvements totaled approximately $214,000. [See Wilkesbarre Pier below].

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

      In June 2003, the remaining non-jury claims were tried and in September 2003 the Court ordered Other Company to install a new sixteen-inch pipeline on the Pier for the Company's use and benefit. The Company anticipates that the pipeline will be installed in 2004. The Court rejected Other Company's claim that it was not obligated to pay for the fire suppression equipment on the Pier as well as Other Company's claim that the Company remove or relocate the fire suppression equipment. However, the Court also held that Oil Company and Other Company had the right to use the north side of the Pier pursuant to a deed in 1941. The Court declined the Company's request that it declare what are the corresponding obligations attached to that right.

      In October 2003, the Company appealed the inconsistent judgments concerning which party is responsible for the cost of the fire suppression equipment at the Pier to the U. S. Court of Appeals for the First Circuit. Neither Oil Company nor Other Company filed an appeal. Oral arguments were heard in April 2004 and a decision is anticipated in 2004.

      In connection with this litigation, the Company incurred legal fees as follows: for the three months ended June 30, 2004 and 2003, $55,000 and $137,000, respectively; for the six months ended June 30, 2004 and 2003, $75,000 and $217,000, respectively. These amounts are included in expenses applicable to petroleum storage facilities on the accompanying consolidated statements of income (loss).

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

8.    SHAREHOLDERS' EQUITY:

      In December 2001, the Company amended its Articles of Incorporation to create three classes of $.01 par value stock -- Class A Common Stock, Class B Common Stock, and Excess Stock. The Company converted the then outstanding 3,000,000 shares of $1.00 par value common shares into 3,000,000 shares of Class A Common Stock. In addition, the Company issued (in the form of a stock dividend) 299,956 shares of Class B Common Stock (one share for each ten shares of Class A Common Stock held). No fractional Class B shares were issued.

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

      On July 7, 2004 the Company wrote to the American Stock Exchange asking for its consent to extend the outside date for making the REIT election from March 2005 to March 2011. The request is based on the Company's determination that for the next several years the tax benefits from making the REIT election do not substantially outweigh the cost of the additional compliance required by the election. However, commencing in about 2010, based upon the Company's current estimates and assuming that certain options to lease are exercised by the end of 2005, a REIT election will become tax efficient for the Company. The Company has not yet received a response from the American Stock Exchange. If the Company receives a favorable response from the American Stock Exchange, the Company will continue to evaluate the circumstances to determine if and when the REIT election should be made. If the Company does not receive a favorable response from the American Stock Exchange, the Board of Directors intends to reevaluate the Company's position and determine whether or not the failure of a REIT election by March 2005 and the resultant conversion of the Company's Class B common stock into Class A common stock will materially prejudice the Company's ultimate plan to elect to be taxed as a REIT.

9.    INCOME TAXES:

      In February 2004, the Company received permanent condemnation proceeds from Amtrak which qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. Since it is the Company's intention to make such an election, the income tax provision for the three and six months ended June 30, 2004 reflects such election.

      Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at June 30, 2004 were as follows:

Gross deferred tax liabilities:
   Property having a financial statement basis
     in excess of tax basis ..................   $ 3,760,000
   Condemnation proceeds .....................       550,000
   Accrued rental income .....................       147,000
                                                 -----------
                                                   4,457,000

Gross deferred tax assets ....................      (165,000)
                                                 -----------
                                                 $ 4,292,000
                                                 ===========

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

      Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the six months ended June 30, 2004 and 2003.

      The following financial information is used for making operating decisions and assessing performance of the Company's segments:

                                                           Petroleum
                                                            Storage
                                            Leasing        Facilities        Total
                                          ------------    ------------    ------------
Six months ended June 30, 2004:
Revenues:
    Contractual .......................   $  1,251,000    $    927,000    $  2,178,000
    Contingent ........................        127,000         140,000         267,000
    Option ............................        272,000              --         272,000
    Attorneys' fees judgment ..........        258,000              --         258,000
    Noncash, excess of contractual over
       straight-line rentals ..........        (50,000)             --         (50,000)
                                          ------------    ------------    ------------
                                          $  1,858,000    $  1,067,000    $  2,925,000
                                          ============    ============    ============
Property tax expense ..................   $    735,000    $     38,000    $    773,000
                                          ============    ============    ============
Depreciation ..........................   $     31,000    $    163,000    $    194,000
                                          ============    ============    ============
Income before income taxes ............   $    998,000    $    206,000    $  1,204,000
                                          ============    ============    ============
Assets ................................   $  6,032,000    $ 10,469,000    $ 16,501,000
                                          ============    ============    ============
Properties and equipment, additions ...   $    211,000    $    433,000    $    644,000
                                          ============    ============    ============
Six months ended June 30, 2003:
Revenues:
    Contractual .......................   $  1,195,000    $    846,000    $  2,041,000
    Contingent ........................         75,000         264,000         339,000
    Option ............................        368,000              --         368,000
    Noncash, excess of contractual over
       straight-line rentals ..........        (32,000)             --         (32,000)
                                          ------------    ------------    ------------
                                          $  1,606,000    $  1,110,000    $  2,716,000
                                          ============    ============    ============
Property tax expense ..................   $  1,000,000    $     56,000    $  1,056,000
                                          ============    ============    ============
Depreciation ..........................   $     31,000    $    173,000    $    204,000
                                          ============    ============    ============
Income (loss) before income taxes .....   $    479,000    $     (1,000)   $    478,000
                                          ============    ============    ============
Assets ................................   $  5,900,000    $ 10,055,000    $ 15,955,000
                                          ============    ============    ============
Properties and equipment, additions ...   $         --    $      3,000    $      3,000
                                          ============    ============    ============

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the six months ended June 30, 2004 and 2003:

                                                                   2004            2003
                                                               ------------    ------------
Income:
   Revenues for operating segments .........................   $  2,925,000    $  2,716,000
   Condemnation proceeds, permanent, including interest ....      1,622,000              --
   Interest income .........................................          7,000           3,000
                                                               ------------    ------------
      Total consolidated income ............................   $  4,554,000    $  2,719,000
                                                               ============    ============
Property tax expense:
   Property tax expense for operating segments .............   $    773,000    $  1,056,000
   Unallocated corporate property tax expense ..............          1,000           1,000
                                                               ------------    ------------
      Total consolidated property tax expense ..............   $    774,000    $  1,057,000
                                                               ============    ============
Depreciation:
   Depreciation for operating segments .....................   $    194,000    $    204,000
   Unallocated corporate depreciation ......................          2,000           5,000
                                                               ------------    ------------
      Total consolidated depreciation ......................   $    196,000    $    209,000
                                                               ============    ============
Income before income taxes:
   Income for operating segments ...........................   $  1,204,000    $    478,000
   Condemnation proceeds, permanent ........................      1,622,000              --
   Interest income .........................................          7,000           3,000
   Unallocated corporate expenses ..........................       (520,000)       (521,000)
                                                               ------------    ------------
      Total consolidated income (loss) before income taxes..   $  2,313,000    $    (40,000)
                                                               ============    ============
Assets:
   Assets for operating segments ...........................   $ 16,501,000    $ 15,955,000
   Corporate cash and cash equivalents .....................      3,503,000       1,769,000
   Other unallocated amounts ...............................         16,000          49,000
                                                               ------------    ------------
      Total consolidated assets ............................   $ 20,020,000    $ 17,773,000
                                                               ============    ============
Additions to properties and equipment:
   Operating segments ......................................   $    644,000    $      3,000
   Unallocated corporate additions .........................         13,000              --
                                                               ------------    ------------
      Total consolidated additions .........................   $    657,000    $      3,000
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

      During the interim, option payments are being made by the developers under the leases for the undeveloped parcels. Under one of the leases, the developer made a series of option payments, the last of which was paid in December 2003. The option terminated March 31, 2004 and the lease commenced April 1, 2004 for a term of 149 years. Under the other two leases, the Company receives option payments pursuant to a month-to-month arrangement. There is no assurance that any one or more of these development projects will actually proceed.

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

      PETROLEUM STORAGE FACILITIES:

      The Company, through a wholly-owned subsidiary, owns a 524,500 barrel petroleum storage facility (Petroleum Facilities) located in East Providence, Rhode Island. The Petroleum Facilities utilize the Company's Wilkesbarre Pier and a pipeline connecting the Wilkesbarre Pier to the Petroleum Facilities. The Company (through this wholly-owned subsidiary) and Global Companies, LLC (Global) are parties to an Amended Agreement whereby the Company (through another wholly-owned subsidiary) operates the entire Petroleum Facilities for Global at a fixed monthly rate which is subject to annual cost of living adjustments. The Amended Agreement expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days' written notice. Global may terminate the Amended Agreement after five years upon one year written notice. The Amended Agreement includes provisions for additional payments based upon throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year and for any increases in real property taxes. The Company bears all of the operating costs with respect to the Petroleum Facilities, including real estate taxes at the 2002 level and insurance charges. In addition, Global was granted an option to purchase the Petroleum Facilities at any time during the term of the Amended Agreement under the terms and conditions set forth in an option agreement.

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

      The Company has sufficient land to expand the storage capacity and has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct three additional 152,000 barrel tanks. In February 2004, the Company entered into a contract to construct one additional 152,000 barrel tank at an estimated cost of $1,300,000. Construction commenced in June 2004, and it is anticipated that the tank will be completed in the fall of 2004. The Company has incurred costs of $215,000 through June 30, 2004, and expects to pay the remaining cost from available cash. Global has agreed to use the new tank at a monthly fee of $35,000 until May 1, 2005, at which time it has the option to include this tank under the existing Amended Agreement at the total monthly fee of $185,000, subject to scheduled increases. In the event Global does not elect to use the tank after May 1, 2005, the Company believes it will be able to contract with another company to use the tank. The Company has no present plans to construct the remaining two tanks.

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

      For the three months ended June 30, 2004, revenue from leasing decreased $82,000 from 2003. Exclusive of the $258,000 received for the attorney fees described above, for the six months ended June 30, 2004, revenue from leasing remained at the 2003 level. During these periods, option payments decreased due to the termination of two option agreements, one of which is offset by lease payments which commenced April 1, 2004; this decrease was offset in part by higher contingent revenues and renewals of short-term parking leases. For the three and six months ended June 30, 2004, expenses applicable to leasing decreased $204,000 and $267,000, respectively, from 2003 due principally to a decrease in property taxes. (See Note 3 of Notes to Consolidated Financial Statements.)

      Petroleum storage:

      For the three months ended June 30, 2004, revenue from petroleum storage facilities increased $24,000 from 2003 resulting principally from a scheduled annual fee increase. For the six months ended June 30, 2004, revenue from petroleum storage facilities decreased $43,000 from 2003 due principally to lower contingent revenues resulting from the Amended Agreement effective May 1, 2003 which provided for higher monthly fees and a change in the basis for calculating contingent fees. For the three and six months ended June 30, 2004, expenses applicable to petroleum storage facilities decreased $159,000 and $250,000, respectively, from 2003 principally due to lower legal fees associated with the Wilkesbarre Pier litigation and lower real property taxes.

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

      For the three months and six months ended June 30, 2004, general and administrative expenses remained approximately at the 2003 level.

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

      In March 2004, the Company received notices from the City of Providence of the proposed 2004 assessment for each of its parcels in downtown Providence. The proposed assessments for the two parcels in the Capital Center Area (for which the assessed values had been set by the omnibus settlement) did not reflect the agreed-upon values and were assessed at approximately the same assessment value in effect since 2000. The proposed assessments on the remaining parcels were similarly assessed at values slightly higher than the assessment value in effect since 2000. The Company is pursuing the matter with the City of Providence. For the three and six months ended June 30, 2004, the Company is reporting property tax expense based upon its settlement agreement with the City. The Company is unable to determine what additional property tax expense it may incur in the event the Company does not prevail in having its assessments lowered since the City has not yet set its new tax rate. However, using the tax rate in effect for 2003, the additional property tax expense for the three and six months ended June 30, 2004 would be approximately $90,000 and $180,000, respectively.

      Under the land leases for undeveloped parcels, option payments are being made by the developers. Under one lease, the developer made a $100,000 option payment in December 2003, which option terminated March 31, 2004. This lease commenced April 1, 2004, under the terms of which the Company receives an annual rental of $100,000 during the construction phase, and the tenant commenced paying the City of Providence real property taxes at a current annual rate of $250,000. Under the other two leases which have not commenced, the Company receives option payments pursuant to month-to-month arrangements. The Company has no assurance that additional option payments will be made.

      Under one of the long-term land leases which has commenced, a scheduled annual contractual rent increase of $100,000 becomes effective October 2004.

      Under another long-term land lease which has commenced, a scheduled rent increase based upon a cost-of-living adjustment will become effective February 2005; the Company estimates that the annual increase will be approximately $40,000. The tenant has advised the Company that its tenant will vacate the entire building by December 31, 2004. The Company has also been advised that its tenant is attempting to find a suitable replacement tenant for the building.

      The Amtrak condemnation proceeds of $1,378,000 which the Company received in February 2004 qualify for deferred reinvestment for income tax reporting purposes, whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. The Company has until the filing of its 2004 income tax returns to make this election. Since it is the Company's intention to make such an election, its cash outlay for income taxes for 2004 will be reduced by approximately $550,000. However, the Company would be required to reinvest the condemnation proceeds in qualifying assets by December 31, 2007. In May 2004, the Company purchased qualifying assets totaling $211,000.

      The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct three additional 152,000 barrel tanks at the Petroleum Facilities. In February 2004, the Company entered into a contract to construct one additional tank at an estimated total cost of $1,300,000. Construction commenced in June 2004, and it is anticipated that the tank will be completed in the fall of 2004. The Company has incurred costs of $215,000 through June 30, 2004, and expects to pay the remaining cost from available cash. Global has agreed to use the new tank at a monthly fee of $35,000 until May 1, 2005, at which time it has the option to include this tank under the existing Amended Agreement at the total monthly fee of $185,000, subject to scheduled increases. In the event Global does not elect to use the tank after May 1, 2005, the Company believes it will be able to contract with another company to use the tank. The Company has no present plans to build the two additional tanks.

      Regulations of the Department of Homeland Security require the Company to secure the petroleum storage facilities (including the Pier) against possible threats by the installation of fences, barricades and similar items. Through June 30, 2004, the Company has incurred costs of approximately $50,000 to comply with these regulations which costs are capitalized and anticipates incurring an additional $65,000 in the third quarter of 2004. The Company cannot predict what additional expenses it may incur in the future to maintain the required security levels.

      Remaining commitments for the purchase of properties and equipment are immaterial.

      In July 2004, the Board of Directors declared a quarterly dividend of $99,000 to holders of Class A and Class B common stock at the rate of $.03 per share.

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

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders was held on April 27, 2004. Of the 3,000,000 "A" shares entitled to vote, 2,805,501 shares of stock were present, in person or by proxy. Of the 299,956 "B" shares entitled to vote, 178,870 shares of stock were present, in person or by proxy.

         All directors of the Issuer are elected on an annual basis and the following were so elected at this Annual Meeting: Ronald P. Chrzanowski, Robert H. Eder, Harold J. Harris, Harris N. Rosen and Henry S. Woodbridge, Jr. Of the "A" shares, each director received 2,795,411 affirmative votes; 10,090 votes withheld. Of the "B" shares, each director received 178,861 affirmative and 9 votes withheld.

         Also presented for approval was a resolution for the appointment of Lefkowitz, Garfinkel, Champi & DeRienzo P.C. as independent auditors of the accounts of the Issuer for the year 2004. Of the "A" shares, the resolution received 2,795,008 votes for the resolution, 9,520 votes against the resolution, 973 votes abstaining. Of the "B" shares, the resolution received 178,861 votes for the resolution, and 9 votes abstained.

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

      31.1 Rule 13a-14(a) Certification of President and Principal Executive Officer

      31.2 Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

      32.1 Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   For the quarter ended June 30, 2004, no reports on Form 8-K were filed.

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

DATED: August 9, 2004