Form 10QSB
period 2004-09-30
CAPITAL PROPERTIES INC /RI/
filed 2004-11-01
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

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

As of October 29, 2004, the Issuer had 3,000,000 shares of Class A Common Stock and 299,956 shares of Class B Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)

ASSETS

Properties and equipment (net of accumulated depreciation) ............     $16,453,000
Cash and cash equivalents .............................................       3,344,000
Receivables, tenant and other .........................................         253,000
Accrued rental income .................................................         368,000
Prepaid and other .....................................................         104,000
                                                                            -----------
                                                                            $20,522,000
                                                                            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued expenses:
        Property taxes ................................................     $   619,000
        Other .........................................................         814,000
    Income taxes:
        Current .......................................................         135,000
        Deferred, net .................................................       4,341,000
                                                                            -----------
                                                                              5,909,000
                                                                            -----------
Commitment (Note 5)

Shareholders' equity:
    Class A common stock, $.01 par; authorized 6,000,000 shares;
        issued and outstanding 3,000,000 shares .......................          30,000
    Class B common stock, $.01 par; authorized 300,000 shares;
        issued and outstanding 299,956 shares .........................           3,000
    Excess stock, $.01 par; authorized 1,000,000 shares; none issued
        and outstanding ...............................................              --
    Capital in excess of par ..........................................      11,795,000
    Retained earnings .................................................       2,785,000
                                                                            -----------
                                                                             14,613,000
                                                                            -----------
                                                                            $20,522,000
                                                                            ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                    Three Months Ended        Nine Months Ended
                                                                                       September 30              September 30
                                                                                       ------------              ------------
                                                                                    2004          2003        2004          2003
                                                                                    ----          ----        ----          ----
Income:
    Revenues:
        Leasing, including attorneys fees judgment of $258,000 in the nine months ended September 30, 2004, and property tax settlement of
         $1,700,000 in the three and nine months ended September 30,
         2003 .................................................................  $  729,000    $2,560,000  $2,587,000    $4,166,000
        Petroleum storage facilities ..........................................     465,000       458,000   1,532,000     1,568,000
                                                                                 ----------    ----------  ----------    ----------
                                                                                  1,194,000     3,018,000   4,119,000     5,734,000
    Condemnation proceeds, permanent
        including interest of $244,000
        in the nine months ended
        September 30, 2004 ....................................................      50,000            --   1,672,000            --
    Interest ..................................................................       6,000         2,000      13,000         5,000
                                                                                 ----------    ----------  ----------    ----------
                                                                                  1,250,000     3,020,000   5,804,000     5,739,000
                                                                                 ----------    ----------  ----------    ----------
Expenses:
    Expenses applicable to:
        Leasing ...............................................................     304,000       625,000   1,164,000     1,752,000
        Petroleum storage facilities ..........................................     386,000       532,000   1,247,000     1,643,000
    General and administrative ................................................     242,000       239,000     763,000       760,000
    Interest ..................................................................          --        27,000          --        27,000
                                                                                 ----------    ----------  ----------    ----------
                                                                                    932,000     1,423,000   3,174,000     4,182,000
                                                                                 ----------    ----------  ----------    ----------
Income before income taxes ....................................................     318,000     1,597,000   2,630,000     1,557,000
                                                                                 ----------    ----------  ----------    ----------
Income tax expense:
    Current ...................................................................      80,000       478,000     368,000       480,000
    Deferred ..................................................................      49,000       159,000     674,000       133,000
                                                                                 ----------    ----------  ----------    ----------
                                                                                    129,000       637,000   1,042,000       613,000
                                                                                 ----------    ----------  ----------    ----------
Net income ....................................................................  $  189,000    $  960,000  $1,588,000    $  944,000
                                                                                 ==========    ==========  ==========    ==========
Basic income per common share .................................................  $      .06    $      .29  $      .48    $      .29
                                                                                 ==========    ==========  ==========    ==========
Dividends per common share ....................................................  $      .03    $       --  $      .09    $       --
                                                                                 ==========    ==========  ==========    ==========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

                                                                                        2004            2003
                                                                                        ----            ----
Cash flows from operating activities:
    Net income.................................................................    $   1,588,000    $    944,000
    Adjustments to reconcile net income to
     net cash provided by operating activities:
         Condemnation proceeds, permanent......................................       (1,672,000)             --
         Depreciation..........................................................          300,000         313,000
         Deferred income taxes.................................................          674,000         133,000
         Other, principally net changes in receivables,
             prepaids, accounts payable, income taxes and
             accrued expenses..................................................         (102,000)       (992,000)
                                                                                   -------------    ------------
    Net cash provided by operating activities..................................          788,000         398,000
                                                                                   -------------    ------------

Cash provided by (used in) investing activities:
    Condemnation proceeds, permanent...........................................        1,672,000              --
    Payments for properties and equipment......................................       (1,460,000)       (153,000)
                                                                                   -------------    ------------
    Net cash provided by (used in) investing activities........................          212,000        (153,000)
                                                                                   -------------    ------------

Cash used in financing activities, payment of dividends........................         (297,000)             --
                                                                                   -------------    ------------

Increase in cash and cash equivalents..........................................          703,000         245,000
Cash and cash equivalents, beginning...........................................        2,641,000       1,633,000
                                                                                   -------------    ------------
Cash and cash equivalents, ending..............................................    $   3,344,000    $  1,878,000
                                                                                   =============    ============

Supplemental disclosures, cash paid or received for income taxes:
        Cash paid..............................................................    $     320,000    $      9,000
                                                                                   =============    ============
        Refunds received.......................................................    $          --    $    381,000
                                                                                   =============    ============

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

1.    BASIS OF PRESENTATION:

      The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003.

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

      In August 2004, the Company received real property tax bills totaling $1,272,000 from the City which were based on the assessed values agreed to in the omnibus settlement.

4.    LITIGATION JUDGMENTS:

      Disputes with Amtrak:

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

      In 2004, Amtrak also permanently condemned a small portion of land surrounding a pole erected by Amtrak on one of the Company's parcels. The Company and Amtrak entered into an agreement in full settlement of this matter for which the Company received $50,000 in September 2004.

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

5.    PROPERTIES AND EQUIPMENT:

Properties on lease or held for lease:
  Land and land improvements ...............      $ 3,955,000
  Parking garage ...........................        2,500,000
                                                  -----------
                                                    6,455,000
                                                  -----------

Petroleum storage facilities:
   Land and land improvements ..............        5,152,000
   Buildings and structures ................          984,000
   Tanks and equipment .....................       10,405,000
                                                  -----------
                                                   16,541,000
                                                  -----------

Office equipment ...........................           97,000
                                                  -----------
                                                   23,093,000
                                                  -----------

Less accumulated depreciation:
   Properties on lease or held for lease            1,038,000
   Petroleum storage facilities ............        5,520,000
   Office equipment ........................           82,000
                                                  -----------
                                                    6,640,000
                                                  -----------
                                                  $16,453,000
                                                  ===========

      The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct three additional 152,000 barrel tanks at the petroleum storage facilities. In February 2004, the Company entered into a contract to construct one additional 152,000 barrel tank at an estimated cost of $1,300,000. Construction commenced in June 2004 and the tank was completed in October 2004. The Company incurred costs of $1,068,000 through September 30, 2004.

6.    DESCRIPTION OF LEASING ARRANGEMENTS:

      At September 30, 2004, the Company had entered into three long-term land leases for three separate parcels upon which improvements have been built (developed parcels). The Company has entered into three additional long-term land leases (undeveloped parcels), one of which commenced April 1, 2004, and two of which will not commence until construction begins.

      The Company also leases various parcels of land for outdoor advertising purposes for the remaining term of 27 years and for public parking purposes under short-term cancellable leases.

      For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $17,263,000 through September 30, 2004. Management has concluded that a portion of the excess of straight-line over contractual rentals ($368,000 at September 30, 2004) is realizable when payable over the terms of the leases.

      The four leases which have commenced provide that the tenants pay the City of Providence real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of income. The real property taxes attributable to the Company's land under these leases are as follows: for the three months ended September 30, 2004 and 2003, $135,000 and $88,000 respectively; and for the nine months ended September 30, 2004 and 2003, $352,000 and $264,000, respectively.

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

      For the nine months ended September 30, 2004 and 2003, the Company earned contingent revenues of $140,000 and $264,000, respectively.

      Also effective May 1, 2003, Petroleum Company was granted the option to purchase the Petroleum Facilities at any time during the term of the Amended Agreement under the terms and conditions set forth in an option agreement. In a separate but related agreement, Petroleum Company agreed to make certain leasehold improvements at the Wilkesbarre Pier which, for 2004, will total approximately $300,000. [See Wilkesbarre Pier below].

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

      In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to RIDEM. In 2000, the tank was demolished and testing of the groundwater indicated that there was no large pooling of contaminants. In 2001, RIDEM approved a plan whereby the Company installed a passive system consisting of three wells and commenced monitoring the wells. In the spring of 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and is requiring the Company to install an active remediation system for the removal of product from the contaminated site. The Company anticipates installing the system in the spring of 2005 at an estimated cost of $50,000, at which time this amount will be included in properties and equipment on the Company's consolidated balance sheet. The Company anticipates that the ongoing cost of meeting its obligations under the new remediation plan will not be material.

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

      In June 2003, the remaining non-jury claims were tried and in September 2003 the Court ordered Other Company to install a new sixteen-inch pipeline on the Pier for the Company's use and benefit. Pursuant to an agreement with Other Company, the Company has incurred $241,000 in costs to install the pipeline, which amount is included in receivables, tenant and other on the accompanying consolidated balance sheet. The Company anticipates that the pipeline will be completed before year-end. The Court rejected Other Company's claim that it was not obligated to pay for the fire suppression equipment on the Pier as well as Other Company's claim that the Company remove or relocate the fire suppression equipment. However, the Court also held that Oil Company and Other Company had the right to use the north side of the Pier pursuant to a deed in 1941. The Court declined the Company's request that it declare what are the corresponding obligations attached to that right.

      In October 2003, the Company appealed the inconsistent judgments concerning which party is responsible for the cost of the fire suppression equipment at the Pier to the U. S. Court of Appeals for the First Circuit. Neither Oil Company nor Other Company filed an appeal. Oral arguments were heard in April 2004 and a decision is anticipated in 2004.

      In connection with this litigation, the Company incurred legal fees as follows: for the three months ended September 30, 2004 and 2003, $46,000 and $29,000, respectively; and for the nine months ended September 30, 2004 and 2003, $121,000 and $246,000, respectively. These amounts are included in expenses applicable to petroleum storage facilities on the accompanying consolidated statements of income.

      Pursuant to a 1986 Guaranty and Indemnity Agreement, the Company filed a lawsuit in September 2002 against Other Company and Other Company's parent in the U. S. District Court for the Eastern District of New York seeking reimbursement for all reasonable costs incurred by the Company in defending the Wilkesbarre Pier litigation described above. The matter has been transferred to the U. S. District Court for the District of Rhode Island.

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

      On July 7, 2004 the Company wrote to the American Stock Exchange asking for its consent to extend the outside date for making the REIT election from March 2005 to March 2011. The request was based on the Company's determination that for the next several years the tax benefits from making the REIT election do not substantially outweigh the cost of the additional compliance required by the election. However, commencing in about 2010, based upon the Company's current estimates and assuming that certain long-term leases commence by the end of 2005, a REIT election will become tax efficient for the Company. On August 24, 2004, the American Stock Exchange denied the Company's request. The Board of Directors has concluded that it is unlikely that the Company will be eligible to make a REIT election by March 31, 2005 due to a failure to meet the shareholder ownership test.

9.    INCOME TAXES:

      In 2004, the Company received permanent condemnation proceeds from Amtrak which qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. Since it is the Company's intention to make such an election, the income tax provision for the three and nine months ended September 30, 2004 reflects such election.

      Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at September 30, 2004 were as follows:

Gross deferred tax liabilities:
   Property having a financial statement basis
     in excess of tax basis.......................        $  3,789,000
   Condemnation proceeds..........................             570,000
   Accrued rental income..........................             147,000
                                                          ------------
                                                             4,506,000
Gross deferred tax assets.........................            (165,000)
                                                          ------------
                                                          $  4,341,000
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

      The Company makes decisions relative to the allocation of resources and evaluates performance based on income before income taxes, excluding interest income and expense, permanent condemnation proceeds and certain corporate expenses.

      Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the nine months ended September 30, 2004.

      The following financial information is used for making operating decisions and assessing performance of the Company's segments:

                                                                      Petroleum
                                                                       Storage
                                                     Leasing          Facilities          Total
                                                     -------          ----------          -----
Nine months ended September 30, 2004:
Revenues:
      Contractual ............................     $  1,900,000      $  1,392,000      $  3,292,000
      Contingent .............................          140,000           140,000           280,000
      Option .................................          338,000                --           338,000
      Attorneys fees judgment ................          258,000                --           258,000
      Noncash, excess of contractual over
         straight-line rentals ...............          (49,000)               --           (49,000)
                                                   ------------      ------------      ------------
                                                   $  2,587,000      $  1,532,000      $  4,119,000
                                                   ============      ============      ============

Property tax expense .........................     $    969,000      $     58,000      $  1,027,000
                                                   ============      ============      ============

Depreciation .................................     $     47,000      $    250,000      $    297,000
                                                   ============      ============      ============

Income before income taxes ...................     $  1,423,000      $    285,000      $  1,708,000
                                                   ============      ============      ============

Assets .......................................     $  6,000,000      $ 11,753,000      $ 17,753,000
                                                   ============      ============      ============

Properties and equipment, additions ..........     $    215,000      $  1,646,000      $  1,861,000
                                                   ============      ============      ============

Nine months ended September 30, 2003:
Revenues:
      Contractual ............................     $  1,792,000      $  1,304,000      $  3,096,000
      Contingent .............................           90,000           264,000           354,000
      Option .................................          632,000                --           632,000
      Property tax settlement ................        1,700,000                --         1,700,000
      Noncash, excess of contractual over
         straight-line rentals ...............          (48,000)               --           (48,000)
                                                   ------------      ------------      ------------
                                                   $  4,166,000      $  1,568,000      $  5,734,000
                                                   ============      ============      ============

Property tax expense .........................     $  1,510,000      $     84,000      $  1,594,000
                                                   ============      ============      ============

Depreciation .................................     $     47,000      $    259,000      $    306,000
                                                   ============      ============      ============

Income (loss) before income taxes ............     $  2,414,000      $    (75,000)     $  2,339,000
                                                   ============      ============      ============

Assets .......................................     $  7,550,000      $  9,853,000      $ 17,403,000
                                                   ============      ============      ============

Additions to properties and equipment ........     $         --      $     41,000      $     41,000
                                                   ============      ============      ============

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the nine months ended September 30, 2004 and 2003:

                                                                                         2004              2003
                                                                                         ----              ----
Income:
    Revenues for operating segments ............................................     $  4,119,000      $  5,734,000
    Condemnation proceeds, permanent, including interest .......................        1,672,000                --
    Interest income ............................................................           13,000             5,000
                                                                                     ------------      ------------
        Total consolidated income ..............................................     $  5,804,000      $  5,739,000
                                                                                     ============      ============

Property tax expense:
    Property tax expense for operating segments ................................     $  1,027,000      $  1,594,000
    Unallocated corporate property tax expense .................................            1,000             1,000
                                                                                     ------------      ------------
        Total consolidated property tax expense ................................     $  1,028,000      $  1,595,000
                                                                                     ============      ============

Depreciation:
    Depreciation for operating segments ........................................     $    297,000      $    306,000
    Unallocated corporate depreciation .........................................            3,000             7,000
                                                                                     ------------      ------------
        Total consolidated depreciation ........................................     $    300,000      $    313,000
                                                                                     ============      ============

Income before income taxes:
    Income for operating segments ..............................................     $  1,708,000      $  2,339,000
    Condemnation proceeds, permanent ...........................................        1,672,000                --
    Interest:
        Income .................................................................           13,000             5,000
        Expense ................................................................               --           (27,000)
    Unallocated corporate expenses .............................................         (763,000)         (760,000)
                                                                                     ------------      ------------
        Total consolidated income before income taxes ..........................     $  2,630,000      $  1,557,000
                                                                                     ============      ============

Assets:
    Assets for operating segments ..............................................     $ 17,753,000      $ 17,403,000
    Corporate cash and cash equivalents ........................................        2,754,000         1,603,000
    Other unallocated amounts ..................................................           15,000            46,000
                                                                                     ------------      ------------
        Total consolidated assets ..............................................     $ 20,522,000      $ 19,052,000
                                                                                     ============      ============

Additions to properties and equipment:
    Operating segments .........................................................     $  1,861,000      $     41,000
    Unallocated corporate additions ............................................           13,000                --
                                                                                     ------------      ------------
        Total consolidated addition                                                  $  1,874,000      $     41,000
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

      In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to RIDEM. In 2000, the tank was demolished and testing of the groundwater indicated that there was no large pooling of contaminants. In 2001, RIDEM approved a plan whereby the Company installed a passive system consisting of three wells and commenced monitoring the wells. In the spring of 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and is requiring the Company to install an active remediation system for the removal of product from the contaminated site. The Company anticipates installing the system in the spring of 2005 at an estimated cost of $50,000. The Company anticipates that the ongoing cost of meeting its obligations under the new remediation plan will not be material.

      The Company has sufficient land to expand the storage capacity and has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct three additional 152,000 barrel tanks. In February 2004, the Company entered into a contract to construct one additional 152,000 barrel tank at an estimated cost of $1,300,000. Construction commenced in June 2004, and the tank was completed in October 2004. The Company has incurred costs of $1,068,000 through September 30, 2004. Effective October 15, 2004, Global has agreed to use the new tank at a monthly fee of $35,000 until May 1, 2005, at which time it has the option to include this tank under the existing Amended Agreement at the total monthly fee of $185,000, subject to annual cost-of-living adjustments. In the event Global does not elect to use the tank after May 1, 2005, the Company believes it will be able to contract with another company to use the tank. The Company has no present plans to construct the remaining two tanks.

      The Company manages its exposure to contamination, cleanup or similar costs associated with the Petroleum Facilities through adherence to established procedures for operations and equipment maintenance.

      The Board of Directors has concluded that it is unlikely that the Company will be able to make an election to be taxed as a real estate investment trust (REIT) by March 31, 2005 due to a failure to meet the shareholder ownership test. (See Note 8 of Notes to Consolidated Financial Statements.)

2.    RESULTS OF OPERATIONS:

      Leasing segment:

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

      Exclusive of the $1,700,000 received in September 2003 in the omnibus tax settlement and the $258,000 received in March 2004 for attorney fees, for the three and nine months ended September 30, 2004, revenue from leasing decreased $131,000 and $137,000 respectively, from 2003. Option payments decreased due to the termination of two option agreements, one of which is offset by lease payments which commenced April 1, 2004; this decrease was offset in part by higher contingent revenues and renewals of short-term parking leases. For the three and nine months ended September 30, 2004, expenses applicable to leasing decreased $321,000 and $588,000, respectively, from 2003 due principally to a decrease in property taxes.

      Petroleum storage:

      For the three months ended September 30, 2004, revenue from petroleum storage facilities increased $7,000 from 2003 resulting principally from a scheduled annual fee increase. For the nine months ended September 30, 2004, revenue from petroleum storage facilities decreased $36,000 from 2003 due principally to lower contingent revenues resulting from the Amended Agreement effective May 1, 2003 which provided for higher monthly fees and a change in the basis for calculating contingent fees. For the three months ended September 30, 2004, expenses applicable to petroleum storage facilities decreased $146,000 from 2003 principally due to a decrease in repairs and maintenance expense. For the nine months ended September 30, 2004, expenses applicable to petroleum storage facilities decreased $396,000 from 2003 principally due to lower legal fees associated with the Wilkesbarre Pier litigation and a decrease in repairs and maintenance expense.

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

      In 2004, Amtrak also permanently condemned a small portion of land surrounding a pole erected by Amtrak on one of the Company's parcels. The Company and Amtrak entered into an agreement in full settlement of this matter for which the Company received $50,000 in September 2004.

      For the three months and nine months ended September 30, 2004, general and administrative expenses remained approximately at the 2003 level.

      The interest expense for 2003 relates to the Wilkesbarre Pier litigation.

      Liquidity:

      Historically, the Company has had adequate liquidity to fund its operations.

      Under the land leases for undeveloped parcels, option payments are being made by the developers. Under one lease, the developer made a $100,000 option payment in December 2003, which option terminated March 31, 2004. This lease commenced April 1, 2004, under the terms of which the Company receives annual contractual rental of $100,000 during the construction phase, and the tenant commenced paying the City of Providence real property taxes at a current annual rate of $232,000. Under the other two leases which have not commenced, the Company receives option payments pursuant to month-to-month arrangements. The Company has no assurance that additional option payments will be made.

      Under one of the long-term land leases which has commenced, a scheduled annual contractual rent increase of $100,000 became effective October 2004.

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

      In August 2004, the Company received real property tax bills totaling $1,272,000 from the City which were based on the assessed values agreed to in the omnibus settlement. The 2004 tax rate decreased approximately 2 percent from 2003.

      The Amtrak condemnation proceeds of $1,428,000, excluding interest, which the Company received in 2004 qualify for deferred reinvestment for income tax reporting purposes, whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, subject to certain restrictions. The Company has until the filing of its 2004 income tax returns to make this election. Since it is the Company's intention to make such an election, its cash outlay for income taxes for 2004 will be reduced by approximately $570,000. However, the Company would be required to reinvest the condemnation proceeds in qualifying assets by December 31, 2007. In May 2004, the Company purchased qualifying assets totaling $211,000.

      The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct three additional 152,000 barrel tanks at the Petroleum Facilities. In February 2004, the Company entered into a contract to construct one additional tank at an estimated total cost of $1,300,000. Construction commenced in June 2004, and the tank was completed in October 2004. The Company has incurred costs of $1,068,000 through September 30, 2004. Effective October 15, 2004, Global has agreed to use the new tank at a monthly fee of $35,000 until May 1, 2005, at which time it has the option to include this tank under the existing Amended Agreement at the total monthly fee of $185,000, subject to annual cost-of-living adjustments. In the event Global does not elect to use the tank after May 1, 2005, the Company believes it will be able to contract with another company to use the tank. The Company has no present plans to build the two additional tanks.

      Regulations of the Department of Homeland Security require the Company to secure the petroleum storage facilities (including the Pier) against possible threats by the installation of fences, barricades and similar items. The installation was substantially completed by September 30, 2004, and the Company has incurred costs of approximately $300,000 to comply with these regulations, which costs have been capitalized. The Company cannot predict what additional expenses it may incur in the future to maintain the required security levels.

      In June 2003, the remaining non-jury claims were tried and in September 2003 the Court ordered Other Company to install a new sixteen-inch pipeline on the Pier for the Company's use and benefit. Pursuant to an agreement with Other Company, the Company has incurred $241,000 in costs to install the pipeline, which amount the Company expects to collect by year-end.

      Remaining commitments for the purchase of properties and equipment are immaterial.

      In October 2004, the Board of Directors declared a quarterly dividend of $99,000 to holders of Class A and Class B common stock at the rate of $.03 per share.

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

      31.1 Rule 13a-14(a) Certification of President and Principal Executive Officer

      31.2 Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

      32.1 Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) A report on Form 8-K was filed on August 23, 2004, announcing that the American Stock Exchange turned down the Company's request to extend the time during which the Company may make an election to be taxed as a real estate investment trust from March 2005 to March 2011.

      A report on Form 8-K was filed on August 27, 2004, reporting the release a response dated August 26, 2004 from the Company's independent directors to a letter dated August 17, 2004 from Mercury Special Situations Fund LP of Greenwich, Connecticut regarding the Company's determination on whether to be taxed as a real estate investment trust.

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

DATED: October 29, 2004