Form 10KSB
period 2004-12-31
CAPITAL PROPERTIES INC /RI/
filed 2005-03-23
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________________to_________________________

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

Check whether the Company: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

For the year ended December 31, 2004, the Company's revenues totaled $7,075,000.

As of March 1, 2005, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $21,990,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Company's common stock (without conceding that such persons are "affiliates" of the Company for purposes of federal securities laws.) The Company has no outstanding non-voting common equity.

As of March 1, 2005, the Company had 3,000,000 shares of Class A Common Stock and 299,956 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on April 26, 2005, is incorporated by reference into
Part III of this Form 10-KSB.

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

Through two of its subsidiaries, the Company owns and operates a 676,500 barrel petroleum storage facility in East Providence, Rhode Island. The Company leases the facility to Global Companies, L.L.C., (Global) and operates the facility for Global. There are other petroleum storage terminals in the Providence area, but the Company's facility is the only independent facility with deep-water access.

The Company owns all of the outstanding capital stock and/or membership interests in the following companies:

      - Tri-State Displays, Inc. (through which the Company leases land for billboards along interstate and primary highways for outdoor advertising purposes);

      - Dunellen, LLC which was formed in 2000 (through which the Company owns the petroleum storage facilities in East Providence, Rhode Island) (see "Petroleum Storage Facilities" in Item 2 below); and

      - Capital Terminal Company (through which the Company operates its petroleum storage facilities).

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

EMPLOYEES

On December 31, 2004, the Company employed a total of 11 full-time employees and 2 part-time employees.

ITEM 2. - DESCRIPTION OF PROPERTY

PRINCIPAL FACILITIES

The Company's principal executive offices are located at its petroleum storage facilities at 100 Dexter Road, East Providence, Rhode Island 02914.

INVESTMENT POLICIES AND INVESTMENTS IN REAL ESTATE

The Company has no established policy for the purchase of additional developed or undeveloped property. However, should suitable parcels become available in the general area of the Company's current land holdings, the Company would consider such an acquisition depending on current levels of cash and the availability of financing and unused condemnation proceeds qualifying for deferred reinvestment under the Internal Revenue Code. Except in connection with the acquisition of real estate to be used for the conduct of its petroleum storage business, the Company does not intend to act as a developer with respect to any improvements constructed on land owned or hereafter acquired by the Company. The Company periodically invests its excess cash in United States government and governmental agency obligations maturing in not more than eighteen months.

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

In 1998, the Company entered into a short-term arrangement with Global under which the Company operates the entire Petroleum Facilities for Global. In 1999, the Company entered into an agreement with Global extending the arrangement for an additional three years and in 2000, the agreement was further extended to April 30, 2004. In June 2003, the agreement was further amended (Amended Agreement) and will now expire April 30, 2013; however, the Amended Agreement will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days' written notice. Global may terminate the Amended Agreement on or after April 30, 2008, upon one year's written notice. Global was also granted the option to purchase the Petroleum Facilities at any time during the term of the Amended Agreement under certain terms and conditions set forth in an option agreement.

The following schedule sets forth certain information on the federal income tax basis of that portion of the petroleum terminal property which is depreciable:

                          Land
                      Improvements     Buildings       Tanks         Equipment
                      ------------     ---------    ----------       ----------
Federal income
  tax basis (cost)     $1,803,008      $126,562     $5,865,293       $2,716,454
Rate per year                6.67%         2.56%            20%              20%
Method                        150% DB       S/L            200% DB          200% DB
Life (Years)                   15            39              5                5

The 2004 real estate taxes are $70,381 for the petroleum storage facilities and $5,396 for the Wilkesbarre Pier at a $19.35 per thousand dollars of assessed valuation tax rate.

In 2004, the Company constructed a 152,000 barrel tank. The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct two additional 152,000 barrel tanks but has no present plans to construct same.

Properties Under Long-Term Leases - The Company owns approximately 18 acres of land within the Capital Center Project area in downtown Providence, Rhode Island. (The land underlying the Parking Garage described below is also included in this acreage.) See map in Exhibit 20.1 hereof, which map is incorporated herein by reference.

At December 31, 2004, the Company had entered into land leases for three separate land parcels within this area upon which improvements have been built (developed parcels) with remaining terms of up to 138 years. These leases have scheduled rent increases over their terms. Tenant improvements on the land subject to these leases and the lease terms are as follows:

      - Parcel 3S - A 13-story office building containing approximately 235,000 square feet, which lease terminates in 2087.

      - Parcel 5 - An 8-story apartment building containing approximately 454,000 square feet with 225 units, which lease terminates in 2142.

      - Parcel 8 - A 4-story office building containing approximately 114,000 square feet, which lease terminates in 2090.

The Company has entered into three additional land leases (undeveloped parcels), one of which commenced April 1, 2004 and the second of which commenced January 1, 2005. Under the third lease, the developer is seeking all necessary public and final approvals, zoning and other permits required from government authorities; this lease will not commence until construction begins. There can be no assurance that the developer will be able to satisfy the conditions precedent to proceeding with the development. The Company is unable to determine at this time when construction will begin and therefore the time at which the term of this lease will commence.

      - Parcel 9 - In April 2004, the Company's lease with GTECH Corporation for 149 years commenced. In November 2004, GTECH began construction of its world headquarters on the parcel which, when completed, will contain approximately 210,000 square feet of office space and a parking garage with approximately 250 public parking spaces.

      - Parcel 2 - In 2000, the Company entered into a lease for 97 years. In January 2004, this lease was assigned to a new developer who proposes to construct two buildings containing a total of 275 apartments, a parking garage containing 475 public parking spaces and two additional buildings for either hotel or office use.

      - Parcel 6 - In 2002, the Company entered into a lease for 99 years under which the developer plans to construct several buildings containing a total of approximately 675,000 square feet of residential, office or retail space, and parking structures which will contain sufficient spaces to satisfy the off-street parking requirements for the project. The lease commenced January 1, 2005 and the developer anticipates breaking ground May 1, 2005.

Properties Under Short-Term Leases - At December 31, 2004, the Company owned a 330-car parking garage adjacent to the rail passenger station in downtown Providence, Rhode Island, together with the underlying land (the Parking Garage), which was leased through yearend to a firm experienced in parking operations. The annual rent was $189,000 ($1.24 per square foot). The original federal tax cost basis of the Parking Garage (exclusive of the underlying land) was $2,500,000, which was being depreciated on the straight-line method at the rate of 2.5% per year over a 40-year life. The 2004 real estate taxes were $51,800 on the Parking Garage and $51,800 on the underlying land at a $37.00 per thousand dollars of assessed valuation tax rate.

Parcels 3E, 3W, 4E and 4W in the Capital Center Project area and Parcel 20 immediately adjacent to this area are leased for surface parking purposes to the same firm that leased the Parking Garage described above. These leases can be terminated on short notice should suitable development opportunities arise. The Company continues to seek a developer for the remaining parcels. The lease for surface parking on Parcel 6 terminated December 31, 2004.

Subsequent event - In December 2004, the Company entered into a Letter of Intent with the current tenant to sell the Parking Garage for $2,500,000 in cash and to lease the underlying land to the tenant for 99 years at a current annual contractual rental of $100,000. At the end of the lease period or any extension thereof, the tenant will surrender the Parking Garage to the Company, in good order, condition and repair, ordinary wear and tear and damage by fire or unavoidable casualty excepted. Consistent with other long-term land leases, effective on the date of closing, the tenant assumes the payment of the real property taxes on the land. The lease further provides for future cost-of-living rental adjustments and periodic appraisals. At the closing on March 17, 2005, the Company received the cash proceeds and the land lease commenced.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of the litigation currently pending with Getty Properties Corp. concerning the Wilkesbarre Pier, reference is made to Note 6 of Notes to Consolidated Financial Statements in Item 7 hereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2004.

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

                                          Trading Prices
                                        -----------------    Dividends
                                        High         Low        Paid
                                        -----       -----    ----------
2004
1st Quarter........................     13.72       11.95       .03
2nd Quarter........................     17.45       12.85       .03
3rd Quarter........................     17.50       14.80       .03
4th Quarter........................     18.10       14.81       .21

2003
1st Quarter........................      8.40        8.05        --
2nd Quarter........................      8.90        7.90        --
3rd Quarter........................     11.30        8.40        --
4th Quarter........................     13.10       11.05       .03

Information with respect to the high and low trading prices for the Class B Common Stock is not available because the stock is not listed on any exchange, is not quoted by any quotation service, and there is no known market for such Class B Common Stock.

The Company anticipates that, effective April 1, 2005, all of the Class B Common Stock will be converted into Class A Common Stock as required by the Company's Articles of Incorporation, as amended. The Company intends to list the converted shares on the American Stock Exchange.

At March 1, 2005, there were 381 holders of record of the Company's Class A Common Stock.

The Company did not pay any dividends from February 2002 to September 2003. In October 2003, the Company paid a quarterly dividend of $99,000 to holders of Class A and Class B common stock at the rate of $.03 per share. In 2004, the Company paid a dividend of $99,000 each quarter to holders of Class A and Class B Common Stock at the rate of $.03 per share per quarter. In addition, in December 2004, the Company paid a special dividend of $594,000 to holders of Class A and Class B Common Stock at the rate of $.18 per share. The declaration of future dividends and the amount thereof will depend on the Company's future earnings, financial factors and other events.

The Company does not have any compensation plans under which its equity securities are authorized for issuance.

      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                           FORWARD LOOKING STATEMENTS

            CERTAIN PORTIONS OF THIS REPORT, AND PARTICULARLY THE MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, AND THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTAIN FORWARD-LOOKING STATEMENTS WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS. THE COMPANY CAUTIONS THAT THESE STATEMENTS ARE FURTHER QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, THE FOLLOWING: THE ABILITY OF THE COMPANY TO GENERATE ADEQUATE AMOUNTS OF CASH; THE COLLECTIBILITY OF THE ACCRUED RENTAL INCOME WHEN DUE OVER THE TERMS OF THE LONG-TERM LAND LEASES; THE COMMENCEMENT OF ADDITIONAL LONG-TERM LAND LEASES; CHANGES IN ECONOMIC CONDITIONS THAT MAY AFFECT EITHER THE CURRENT OR FUTURE DEVELOPMENT ON THE COMPANY'S PARCELS; THE FINAL OUTCOME OF THE WILKESBARRE PIER LITIGATION; AND EXPOSURE TO CONTAMINATION, REMEDIATION OR SIMILAR COSTS ASSOCIATED WITH THE OPERATION OF THE PETROLEUM STORAGE FACILITIES.

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

      Through December 31, 2004, the receivable on this lease has grown to approximately $15,077,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 41 years away.

      In April 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases). For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 94th year of the lease. Through December 31, 2004, the receivable on this lease is approximately $1,780,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 94 years away.

      Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates are closer.

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

      As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage on the Company's land adjacent to the Railroad Station, and the Company paid one-half of the construction cost. Subsequently, the Company became the sole owner of the parking garage, which was leased to an experienced parking operator (parking operator) at an annual rental of $189,000. In December 2004, the Company entered into a Letter of Intent with the tenant to sell the Parking Garage for $2,500,000 in cash and to lease the underlying land to the tenant for 99 years at an initial annual contractual rental of $100,000. At the end of the lease period or any extension thereof, the tenant will surrender the Parking Garage to the Company, in good order, condition and repair, ordinary wear and tear and damage by fire or unavoidable casualty excepted. Consistent with other long-term land leases, effective on the date of closing, the tenant assumes the payment of the real property taxes on the land, which were $52,000 for 2004. The lease further provides for future cost-of-living rental adjustments and periodic appraisals. At the closing on March 17, 2005, the Company received the cash proceeds and the land lease commenced.

      The Company first began offering parcels for lease in the late 1980's. At December 31, 2004, three developed parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex and a 114,000 square foot office building.

      Three of the remaining parcels (undeveloped parcels) are the subject of three leases, one of which commenced April 1, 2004, and a second of which commenced January 1, 2005. The third lease has not commenced pending completion of development plans and closing of construction financing. Under this lease, the Company receives an option payment pursuant to a month-to-month arrangement. There is no assurance that this development project will actually proceed.

      The Company continues to seek developers for the remaining four parcels in the Capital Center which contain 2.9 acres. The Company is unable to predict when these parcels will be leased and, pending future development, are subject to short-term leases to the parking operator.

      Additionally, the Company, through a wholly-owned subsidiary, leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising. Presently, there are 26 locations under lease containing fifty billboard faces. The lease expires in 2031. The term of the lease is extended for two years for each additional location added. No locations have been added since 2002.

      Petroleum storage facilities:

      The Company, through a wholly-owned subsidiary, owns a 676,500 barrel petroleum storage facility (Petroleum Facilities) located in East Providence, Rhode Island. The Petroleum Facilities utilize the Company's Wilkesbarre Pier and a pipeline connecting the Wilkesbarre Pier to the Petroleum Facilities. The Company (through this wholly-owned subsidiary) and Global Companies, LLC (Global) are parties to an agreement whereby the Company (through another wholly-owned subsidiary) operates the entire Petroleum Facilities for Global at a fixed monthly rate which is subject to annual cost-of-living adjustments. The agreement expires April 30,

      2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days' written notice. Global may terminate the agreement on or after April 30, 2008, upon one year's written notice. The agreement includes provisions for additional payments based upon throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year and for any increases in real property taxes. The Company bears all of the operating costs with respect to the Petroleum Facilities, including real estate taxes and insurance. In addition, Global was granted an option to purchase the Petroleum Facilities at any time during the term of the agreement under the terms and conditions set forth in an option agreement.

      As described in Note 6 of Notes to Consolidated Financial Statements in
      Item 7 hereof, the Company was in litigation (Wilkesbarre Pier litigation) with Getty Petroleum Marketing, Inc. and Getty Properties Corp. over the rights of others to utilize the Wilkesbarre Pier. During 2003, the Company settled all litigation with Getty Petroleum Marketing, Inc. In October 2003, the Company appealed to the U. S. Court of Appeals for the First Circuit the inconsistent judgments concerning whether the Company or Getty Properties Corp. was responsible for the cost of the fire suppression equipment at the Pier. In December 2004, the Company's appeal was denied.

      In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to the State of Rhode Island Department of Environmental Management (RIDEM). In 2000, the tank was demolished and testing of the groundwater indicated that there was no large pooling of contaminants. In 2001, RIDEM approved a plan whereby the Company installed a passive system consisting of three wells and commenced monitoring the wells.

      In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004 at a cost of $30,000 through December 31, 2004. The Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimate a remaining cost of $170,000 to design and install the system. The Company anticipates that the remediation will be completed as designed during the summer of 2006. It is the Company's understanding that RIDEM will then evaluate the adequacy of the total amount of product removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts thereby incurring additional costs.

      In March 2002, during testing of monitoring wells at the Petroleum Facilities, the Company's consultant discovered free floating phase product in a groundwater monitoring well located on that portion of the Petroleum Facilities purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Company's Petroleum Facilities. The Company notified RIDEM. The Company will continue to monitor RIDEM's investigation of this contamination to ensure that the responsible party addresses this contamination.

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

      In 2004, the Company constructed a 152,000 barrel tank. The Company has sufficient land to further expand the storage capacity and has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct two additional 152,000 barrel tanks but has no present plans to construct same.

      The Company manages its exposure to contamination, remediation or similar costs associated with the Petroleum Facilities through adherence to established procedures for operations and equipment maintenance.

      Changes in capital structure:

      In 2001, the shareholders of the Company approved a change in its capital structure to create three new classes of stock, Class A Common Stock, Class B Common Stock and Excess Stock. The former common stock has been reclassified to Class A, 3,000,000 shares of which are outstanding. In addition, in December 2001, the Company issued in the form of a stock dividend one Class B share for each ten Class A shares held, resulting in the issuance of 299,956 Class B shares. The Company further amended its Articles of Incorporation to prohibit shareholders from acquiring more than a 5% interest in the Company and to prohibit the two shareholders who each beneficially then owned in excess of 5% of the Company's classes of common stock from increasing their percentage ownership of each class of common stock. The purpose of the amendment was to provide the Company with the necessary flexibility to qualify as a real estate investment trust
      (REIT). The amendment provides that if the Company did not make an election to be taxed as a REIT on or before March 31, 2005, the restrictions on share ownership will lapse and the shares of Class B Common Stock will automatically be converted into shares of Class A Common Stock on a one for one basis. In July 2004, the Company wrote to the American Stock Exchange asking for its consent to extend the outside date for making the REIT election from March 2005 to March 2011. In August 2004, the American Stock Exchange denied the Company's request. In January 2005, the Board of Directors determined that the election will not be made, and the Company is taking the necessary steps to effect the conversion of the Class B Common Stock to Class A Common Stock on April 1, 2005, at which time the provisions of the Company's Articles of Incorporation authorizing Class B Common Stock, Excess Stock and limiting share ownership will lapse.

2.    RESULTS OF OPERATIONS:

      Leasing segment:

      In each year during the period 1995 through 2002 (with the exception of the year 2000), the Company appealed the real estate taxes assessed against one or more of the parcels of land owned by it in the City of Providence (the City). With respect to certain years, the appeals were heard by the Providence Board of Assessment Review and in each case denied. The Company appealed each such denial to the Rhode Island Superior Court. With respect to the remaining years, the Providence Board of Assessment Review never scheduled a hearing on the appeals. In August 2003, the Company and the City engaged in mediation in an effort to resolve all property tax disputes. In September 2003, the Company and the City agreed to an omnibus settlement pursuant to which the City paid the Company $1,700,000 in settlement of all litigation resulting from tax appeals.

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

      Exclusive of the $1,700,000 received in September 2003 in the omnibus tax settlement and the $258,000 received in March 2004 for attorneys fees, for the year ended December 31, 2004, revenue from leasing decreased $141,000 from 2003. Option payments decreased due to the termination of two option agreements, one of which is offset by lease payments which commenced April 1, 2004; this decrease was offset in part by higher contingent revenues and renewals of short-term parking leases. For the year ended December 31, 2004, expenses applicable to leasing decreased $739,000 from 2003 due principally to a decrease in professional fees and a decrease in real property taxes resulting from lower assessments attributable to the omnibus tax settlement and the commencement of the long-term land lease in April 2004 under which the tenant directly pays the real property taxes.

      Petroleum storage facilities segment:

      Revenue from petroleum storage facilities for 2004 increased $53,000 from 2003 due principally to fees for the new 152,000 barrel tank effective October 15, 2004, and higher monthly fees resulting from the annual cost-of-living adjustment offset in part by lower contingent revenues resulting from the Amended Agreement effective May 1, 2003, which changed the basis for calculating contingent fees. For the year ended December 31, 2004, expenses applicable to petroleum storage facilities decreased $160,000 from 2003 principally due to lower legal fees associated with the Wilkesbarre Pier litigation and a decrease in repairs and maintenance expense, offset in part by the remediation costs associated with the 1994 leak.

      General:

      As described in Note 3 of Notes to Consolidated Financial Statements in
      Item 7 hereof, certain of the Company's property adjacent to Amtrak's Northeast Corridor in Providence, Rhode Island was condemned by Amtrak in 1999 and 2001. The Company believed that the amounts paid by Amtrak were inadequate and made a claim for additional condemnation proceeds. In November 2002, the U. S. District Court for the District of Rhode Island awarded the Company additional damages of $1,378,000 plus interest. In 2003, Amtrak appealed the decision to the U. S. Court of Appeals for the First Circuit. In January 2004, the First Circuit affirmed the judgment of the U. S. District Court and in February 2004, the Company received a payment of $1,622,000.

      In 2004, Amtrak also permanently condemned a small portion of land surrounding a pole erected by Amtrak on one of the Company's parcels. The Company and Amtrak entered into an agreement in full settlement of this matter for which the Company received $50,000 in September 2004.

      For the year ended December 31, 2004, general and administrative expenses decreased $55,000 from the 2003 level due to a decrease in payroll and related costs.

      Liquidity:

      Historically, the Company has had adequate liquidity to fund its operations.

      Under the land leases for undeveloped parcels, developers make option payments. Under one lease, the developer made a $100,000 option payment in December 2003, which option terminated March 31, 2004. This lease commenced April 1, 2004, under the terms of which the Company receives an annual contractual rental of $100,000 during the construction phase, and the tenant commenced paying real property taxes at a current annual rate of $232,000.

      A second land lease for an undeveloped parcel commenced January 1, 2005, under the terms of which the Company receives an annual contractual rental equal to the option revenue it was previously receiving ($24,000). However, the tenant will pay real property taxes, commencing with the tax payments due in January and April 2005, totaling $234,000 for which the tenant will receive a credit against future rentals starting in 2010. The tenant may be entitled to additional credits against future rentals for real property taxes paid for the years 2005 and 2006.

      Under the third land lease for an undeveloped parcel which has not commenced, the Company receives option payments pursuant to a month-to-month arrangement. The Company has no assurance that additional option payments will be made.

      Under one of the long-term land leases which has commenced, a scheduled annual contractual rent increase of $100,000 became effective October 2004.

      Under another long-term land lease which has commenced, during 2004 the tenant advised the Company that its sub-tenant would vacate the entire building by December 31, 2004, and the Company's tenant was attempting to find a suitable replacement sub-tenant for the building. In December 2004, the tenant filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the filing by the tenant, the tenant was current in its rent. The lease provides for a scheduled annual rent increase of $46,000 based upon a cost-of-living adjustment which became effective February 2005. Subsequent to the filing, with the permission of the Court, the tenant has continued to make the rental and other payments required under the lease. Based upon documents filed by the tenant, management believes that the tenant has sufficient cash resources to continue to pay the rent and other amounts required to be paid under the lease until at least September 2005.

      In each year during the period 1995 to 2002 (with the exception of the year 2000), the Company appealed the real estate taxes assessed against one or more of the parcels of land owned by it in the City of Providence (the City). With respect to certain years, the appeals were heard by the Providence Board of Assessment Review and in each case denied. The Company appealed each such denial to the Rhode Island Superior Court. With respect to the remaining years, the Providence Board of Assessment Review never scheduled a hearing on the appeals. In 2003, the Company and the City engaged in mediation in an effort to resolve all property tax disputes. In September 2003, the Company and the City agreed to an omnibus settlement pursuant to which the City paid the Company $1,700,000 in settlement of all litigation resulting from tax appeals.

      In 2004, the Company received permanent condemnation proceeds from Amtrak of $1,428,000, excluding interest, which qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, which results in the Company's not currently paying income taxes on the proceeds, subject to certain restrictions. The Company filed its 2004 income tax returns in March 2005, making such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. However, the Company will be required to reinvest the condemnation proceeds in qualifying assets by December 31, 2007. In 2004, the Company purchased qualifying assets totaling $216,000.

      In 2004, the Company constructed a 152,000 barrel tank at a total cost of $1,226,000. Effective October 15, 2004, Global commenced using the new tank at a monthly fee of $35,000, which increased Global's monthly fee to $185,000, subject to annual cost-of-living adjustments. The

      Company anticipates painting the new tank in the fall of 2005 at an estimated cost of $92,000. The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct two additional 152,000 barrel tanks at the Petroleum Facilities but has no present plans to construct same.

      Regulations of the Department of Homeland Security require the Company to secure the Petroleum Facilities (including the Wilkesbarre Pier) against possible threats by the installation of fences, barricades and similar items. During 2004, the Company incurred costs of $322,000 to comply with these regulations, which costs have been capitalized. The Company cannot predict what additional expenses it may incur in the future to maintain the required security levels.

      As discussed in Note 6 of Notes to Consolidated Financial Statements in
      Item 7 hereof, in 2003, the remaining non-jury claims were tried and in September 2003 the Court ordered Getty Properties Corp. to install a new sixteen-inch pipeline on the Pier for the Company's use and benefit. Pursuant to an agreement with Getty Properties Corp. in the fall of 2004, the Company installed the pipeline at a cost of $394,000. The Company received payment from Getty Properties Corp. in February 2005.

      Remaining commitments for the purchase of properties and equipment are immaterial.

      The Company did not pay any dividends from February 2002 to September 2003. In October 2003, the Company paid a quarterly dividend of $99,000 to holders of Class A and Class B common stock at the rate of $.03 per share. In 2004, the Company paid a dividend of $99,000 each quarter to holders of Class A and Class B Common Stock at the rate of $.03 per share per quarter. In addition, in December 2004, the Company paid a special dividend of $594,000 to holders of Class A and Class B Common Stock at the rate of $.18 per share. In January 2005, the Company paid a quarterly dividend of $99,000 to holders of both classes of stock. The declaration of future dividends and the amount thereof will depend on the Company's future earnings, financial factors and other events.

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

INDEPENDENT AUDITORS' REPORT

Board of Directors
Capital Properties, Inc.
East Providence, Rhode Island

We have audited the accompanying consolidated balance sheet of Capital Properties, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income and retained earnings, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

                                /s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

March 21, 2005

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS

Properties and equipment (net of accumulated depreciation)............         $   16,527,000
Cash and cash equivalents.............................................              1,835,000
Receivables, tenant and other.........................................                413,000
Accrued rental income.................................................                326,000
Prepaid and other.....................................................                430,000
                                                                               --------------
                                                                               $   19,531,000
                                                                               ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes...................................................         $      621,000
     Environmental remediation........................................                170,000
     Other............................................................                284,000
   Income taxes:
     Current..........................................................                 35,000
     Deferred, net....................................................              4,528,000
                                                                               --------------
                                                                                    5,638,000
                                                                               --------------
Shareholders' equity (Note 7):
   Class A common stock, $.01 par; authorized 6,000,000 shares;
     issued and outstanding 3,000,000 shares..........................                 30,000
   Class B common stock, $.01 par; authorized 300,000 shares;
     issued and outstanding 299,956 shares............................                  3,000
   Excess stock, $.01 par; authorized 1,000,000 shares; none issued
     and outstanding..................................................                     --
   Capital in excess of par...........................................             11,795,000
   Retained earnings..................................................              2,065,000
                                                                               --------------
                                                                                   13,893,000
                                                                               --------------
                                                                               $   19,531,000
                                                                               ==============

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                      2004                   2003
                                                                  -------------         -------------
Income:
   Revenues:
    Leasing, including attorneys fees judgment of
       $258,000 in 2004 and property tax settlement of
       $1,700,000 in 2003...............................          $   3,307,000         $   4,890,000
    Petroleum storage facilities........................              2,074,000             2,021,000
                                                                  -------------         -------------
                                                                      5,381,000             6,911,000
   Condemnation proceeds, permanent, including
      interest of $244,000..............................              1,672,000                    --
   Interest.............................................                 22,000                 7,000
                                                                  -------------         -------------
                                                                      7,075,000             6,918,000
                                                                  -------------         -------------
Expenses:
   Expenses applicable to:
    Leasing.............................................              1,590,000             2,329,000
    Petroleum storage facilities........................              1,876,000             2,036,000
   General and administrative...........................              1,038,000             1,093,000
                                                                  -------------         -------------
                                                                      4,504,000             5,458,000
                                                                  -------------         -------------
Income before income taxes..............................              2,571,000             1,460,000
                                                                  -------------         -------------
Income tax expense:
   Current..............................................                149,000               428,000
   Deferred.............................................                861,000               148,000
                                                                  -------------         -------------
                                                                      1,010,000               576,000
                                                                  -------------         -------------
Net income..............................................              1,561,000               884,000

Retained earnings, beginning............................              1,494,000               709,000

Dividends on common stock ($.30 and $.03 per share
  in 2004 and 2003, respectively).......................               (990,000)              (99,000)
                                                                  -------------         -------------
Retained earnings, ending...............................          $   2,065,000         $   1,494,000
                                                                  =============         =============
Basic income per share..................................          $         .47         $         .27
                                                                  =============         =============

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                  2004             2003
                                                               -----------      -----------
Cash flows from operating activities:
   Net income.............................................     $ 1,561,000      $   884,000
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Condemnation proceeds, permanent.....................      (1,672,000)              --
     Depreciation.........................................         410,000          413,000
     Accrued rental income................................          91,000           63,000
     Deferred income taxes ...............................         861,000          148,000
     Changes in assets and liabilities:
      Increase in:
       Receivables .......................................        (213,000)              --
       Prepaid and other..................................        (156,000)          (6,000)
       Current income taxes payable.......................              --           98,000
      Decrease in:
       Receivables........................................              --          255,000
       Accounts payables and accrued expenses.............        (250,000)        (484,000)
       Current income taxes payable.......................         (63,000)              --
                                                               -----------      -----------
   Net cash provided by operating activities..............         569,000        1,371,000
                                                               -----------      -----------

Cash provided by (used in) investing activities:
   Condemnation proceeds, permanent.......................       1,672,000               --
   Payments for properties and equipment..................      (2,057,000)        (264,000)
                                                               -----------      -----------
   Net cash used in investing activities..................        (385,000)        (264,000)
                                                               -----------      -----------

Cash used in financing activities, payment of dividends           (990,000)         (99,000)
                                                               -----------      -----------

Increase (decrease) in cash and cash equivalents..........        (806,000)       1,008,000
Cash and cash equivalents, beginning......................       2,641,000        1,633,000
                                                               -----------      -----------
Cash and cash equivalents, ending.........................     $ 1,835,000      $ 2,641,000
                                                               ===========      ===========

Supplemental disclosures:
   Cash paid or received for income taxes:
    Cash paid.............................................     $   378,000      $   343,000
                                                               ===========      ===========
    Refunds received......................................     $        --      $   381,000
                                                               ===========      ===========
   Cash paid for interest (Note 4)........................     $        --      $    65,000
                                                               ===========      ===========

See notes to consolidated financial statements.

      CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 31, 2004 AND 2003

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

      Cash and cash equivalents:

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2004, cash equivalents consisted of a short-term uninsured repurchase agreement which the Company routinely purchases from its principal bank, totaling $1,667,000.

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

      Petroleum storage facilities revenue:

      The Company reports revenue from the operations of the petroleum storage facilities when earned.

      Contingent revenue:

      The Company reports contingent revenue in the period in which the factors occur on which the contingent payments are based.

      Litigation and condemnation revenue:

      The Company reports revenue resulting from litigation and from permanent condemnations in the period in which the cash is received.

      Environmental remediation:

      The Company accrues a liability when the environmental remediation is probable and the costs are estimable. The Company charges to expense those costs that do not extend the life, increase the capacity or improve the safety or efficiency of the property owned by the Company.

      Income taxes:

      The Company and its subsidiaries file consolidated income tax returns.

      The Company provides for income taxes based on income reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable because of temporary differences associated with the recognition of certain income and expense items for financial reporting and tax reporting purposes.

2.    SETTLEMENT OF CITY OF PROVIDENCE PROPERTY TAX DISPUTE:

      In each year during the period 1995 to 2002 (with the exception of the year 2000), the Company appealed the real estate taxes assessed against one or more of the parcels of land owned by it in the City of Providence (the City). With respect to certain years, the appeals were heard by the Providence Board of Assessment Review and in each case denied. The Company appealed each such denial to the Rhode Island Superior Court. With respect to the remaining years, the Providence Board of Assessment Review never scheduled a hearing on the appeals.

      In August 2003 the Company and the City engaged in mediation in an effort to resolve all property tax disputes. In September 2003, the Company and the City agreed to an omnibus settlement pursuant to which the City paid the Company $1,700,000 in settlement of all litigation resulting from tax appeals. The omnibus settlement also set the assessed values for two parcels in the Capital Center Area, which the 2004 real property tax bills reflected.

3.    LITIGATION JUDGMENTS:

      Disputes with Amtrak regarding condemnations:

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

      In 1999, Amtrak condemned a three-year temporary easement of all the air rights owned by the Company retroactive to August 1998 for which the Company received from Amtrak $335,000, the sum estimated by Amtrak to be just compensation for the property taken. In 2001, Amtrak permanently condemned the air rights and a parcel of land adjacent to the air rights (with a carrying value of $625,000) for which the Company received from Amtrak $925,000, the amount estimated by Amtrak to be just compensation for the air rights and property taken. The Company believed that the condemnation amounts paid by Amtrak were inadequate and accordingly brought suit in the United States District Court for the District of Rhode Island (U.S. District Court) against Amtrak seeking additional compensation.

      In 2002, the condemnation case was tried in the U.S. District Court and the Company was awarded additional damages resulting from the aforementioned condemnations of $1,378,000 plus interest. In 2003, Amtrak appealed the decision to the U.S. Court of Appeals for the First Circuit. In January 2004, the First Circuit affirmed the judgment of the U.S. District Court, and in February 2004 the Company received $1,622,000.

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

4.    PROPERTIES AND EQUIPMENT:

      At December 31, 2004, properties and equipment consists of:

Properties on lease or held for lease:
 Land and land improvements..............     $   3,956,000
 Parking garage..........................         2,500,000
                                              -------------
                                                  6,456,000
                                              -------------
Petroleum storage facilities:
 Land and land improvements..............         5,163,000
 Buildings and structures................           995,000
 Tanks and equipment.....................        10,567,000
                                              -------------
                                                 16,725,000
                                              -------------

Office equipment.........................            96,000
                                              -------------
                                                 23,277,000
                                              -------------
Less accumulated depreciation:
 Properties on lease or held for lease...         1,055,000
 Petroleum storage facilities............         5,612,000
 Office equipment........................            83,000
                                              -------------
                                                  6,750,000
                                              -------------
                                              $  16,527,000
                                              =============

      In December 2004, the Company entered into a Letter of Intent to sell the Parking Garage to the current tenant for $2,500,000 in cash and to lease the underlying land to the tenant for 99 years at a current annual contractual rental of $100,000. At December 31, 2004, the accumulated depreciation on the Parking Garage was $1,044,000. At the end of the lease period or any extension thereof, the tenant will surrender the Parking Garage to the Company, in good order, condition and repair, ordinary wear and tear and damage by fire or unavoidable casualty excepted. Consistent with other long-term land leases (see Note 5), effective on the date of closing, the tenant assumes the payment of the real property taxes on the land which were $52,000 for 2004. The lease further provides for future cost-of-living rental adjustments and periodic appraisals. At the closing on March 17, 2005, the Company received the cash proceeds and the land lease commenced.

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

5.    DESCRIPTION OF LEASING ARRANGEMENTS:

      At December 31, 2004, the Company had entered into three long-term land leases for three separate parcels upon which improvements have been built (developed parcels). The Company has entered into three additional long-term land leases (undeveloped parcels), one of which commenced April 1, 2004, and a second of which commenced January 1, 2005. The third lease will not commence until construction begins.

      The Company also leases parcels of land for outdoor advertising purposes for the remaining term of 27 years and parcels of land (and, including at yearend, a parking garage) for public parking purposes under short-term cancellable leases.

      For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $18,005,000 through December 31, 2004. Management has concluded that a portion of the excess of straight-line over contractual rentals ($326,000 at December 31, 2004) is realizable when payable over the terms of the leases.

      Minimum future contractual rental payments to be received from noncancellable leases as of December 31, 2004 are:

Year ending December 31,
       2005...................................         $      1,808,000
       2006...................................                1,766,000
       2007...................................                1,740,000
       2008...................................                1,740,000
       2009...................................                1,740,000
       2010 to 2153...........................              549,434,000
                                                       ----------------
                                                       $    558,228,000
                                                       ================

      In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon.

      The four land leases, which commenced prior to December 31, 2004, provide that the tenants pay the City of Providence for real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of income and retained earnings. The real property taxes attributable to the Company's land under these leases totaled $488,000 (four leases) for the year ended December 31, 2004, and $352,000 (three leases) for the year ended December 31, 2003.

      Under one of the four long-term land leases, effective April 1, 2003, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenant) which totaled $58,000 and $43,000 for the years ended December 31, 2004 and 2003, respectively.

      The lease pertaining to outdoor advertising provides that the Company receive contingent rentals based upon a fixed percentage of the total annual revenue received by the tenant provided such revenue exceeds the contractual base payment. Contingent rental income totaled $98,000 and $47,000 for the years ended December 31, 2004 and 2003, respectively.

      Under the lease which will not commence until construction begins, the Company receives an option payment pursuant to a month-to-month arrangement.

6.    PETROLEUM STORAGE FACILITIES:

      Current operations:

      The Company and Global Companies, L.L.C. (Global) are parties to an agreement whereby the Company operates the entire Petroleum Facilities for Global. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements. Through April 30, 2003, the agreement provided for a monthly fee which increased annually by 4.5% ($117,000 effective May 1, 2002), as well as an additional $.10 per barrel for every barrel in excess of 2,000,000 barrels of throughput in any agreement year (contingent revenues). For the agreement year ended April 30, 2003, throughput exceeded 2,000,000 barrels in December 2002.

      Effective May 1, 2003, the Company and Global entered into an amended and restated lease agreement (Amended Agreement) which, among other things, provides as follows: (1) the Amended Agreement will expire April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days' written notice; (2) Global may terminate the Amended Agreement on or after April 30, 2008, upon one year's written notice; (3) Global will pay a monthly fee of $150,000 effective May 1, 2004, subject to annual cost-of-living adjustments; (4) Global will reimburse the Company for any increase in real property taxes over the 2002 level; and (5) the Company will receive an additional $.10 per barrel for every barrel in excess of 4,000,000 barrels of throughput in any agreement year. For the agreement year ended April 30, 2004, throughput exceeded 4,000,000 barrels in February 2004. For the agreement year ending April 30, 2005, throughput exceeded 4,000,000 barrels in February 2005.

      For the years ended December 31, 2004 and 2003, the Company earned contingent revenues of $140,000 and $265,000, respectively.

      On October 15, 2004, the Company completed construction of a 152,000 barrel tank. Effective October 15, 2004, Global commenced using the new tank at a monthly cost of $35,000, which increased Global's monthly fee to $185,000, subject to annual cost-of-living adjustments.

      Also effective May 1, 2003, Global was granted the option to purchase the Petroleum Facilities at any time during the term of the Amended Agreement under the terms and conditions set forth in an option agreement. In a separate but related agreement, Global agreed to make certain improvements at the Wilkesbarre Pier which, for 2004, totaled approximately $300,000. [See Wilkesbarre Pier below].

      Environmental remediation:

      In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facilities which allowed the escape of a small amount of fuel oil. All required notices were made to the State of Rhode Island Department of Environmental Management (RIDEM). In 2000, the tank was demolished and testing of the groundwater indicated that there was no large pooling of contaminants. In 2001, RIDEM approved a plan whereby the Company installed a passive system consisting of three wells and commenced monitoring the wells.

      In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004 at a cost of $30,000 through December 31, 2004. The Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimate a remaining cost of $170,000 to design and install the system. The Company anticipates that the remediation will be completed as designed during the summer of 2006. It is the Company's understanding that RIDEM will then evaluate the adequacy of the total amount of product removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, thereby incurring additional costs.

      The Company has recorded the estimated cost of $200,000, which amount is included in expenses applicable to petroleum storage facilities on the accompanying consolidated statement of income and retained earnings for the year ended December 31, 2004.

      Environmental incident:

      In March 2002, during testing of monitoring wells at the Petroleum Facilities, the Company's consultant discovered free floating phase product in a groundwater monitoring well located on that portion of the Petroleum Facilities purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Company's Petroleum Facilities. The Company notified RIDEM. The Company will continue to monitor RIDEM's investigation of this contamination to ensure that the responsible party addresses this contamination.

      Since January 2003, the Company has not incurred significant costs in connection with this matter and is unable to determine the costs it might incur to remedy the situation as well as any costs to investigate, defend, and seek reimbursement from the responsible party with respect to this contamination.

      Wilkesbarre Pier (the Pier):

      The Pier is a deep-water pier in East Providence, Rhode Island, owned by the Company, which is integral to the operation of the Petroleum Facilities. The Pier and the Petroleum Facilities are connected by two petroleum pipelines. In 1995, the Company and Providence and Worcester Railroad Company (Railroad) (the then owner of the Pier) entered into an agreement which, among other provisions, gave the Company the right to acquire the Pier for $1. The Company and Railroad have a common controlling shareholder.

      Effective January 1, 1998, Railroad and Getty Petroleum Marketing, Inc., which used the Pier to off-load primarily gasoline from ships to its terminal, entered into an agreement (the Agreement) whereby Getty Petroleum Marketing, Inc. agreed to pay annual fees for five years. In January

      1998, the Company exercised its right and acquired the Pier, and Railroad assigned its rights under the Agreement to the Company. The Agreement was extended to March 31, 2003 at a monthly fee of $15,000, which Agreement terminated at that time. Under the terms of the Agreement, the owner of the Pier was not required to make any repairs to the Pier.

      In May 2000, the Fire Department of the City of East Providence (Fire Department) notified the Company, Getty Petroleum Marketing, Inc. and Getty Properties Corp. that there was a lack of adequate fire protection at the Pier and ordered them to install certain equipment and facilities. The Company demanded that Getty Properties Corp. take steps to commence and complete the performance of all work and to supply all material required to satisfy the Fire Department. The Company incurred costs totaling $372,000 to install the required system, which were capitalized as properties and equipment in 2002.

      In 2000, Getty Petroleum Marketing, Inc. and Getty Properties Corp. (collectively Plaintiffs) filed a lawsuit against the Company in the United States District Court for the District of Rhode Island (the Court) claiming fraud on the part of Railroad and sought rescission of the Agreement and other agreements. The Company filed counterclaims against Getty Properties Corp., including one for damages based on Getty Properties Corp.'s failure to comply with the order and direction of the Fire Department as well as the failure of Getty Properties Corp. to comply with certain other agreements. Plaintiffs amended their complaint in 2001 to include additional claims. Following the close of discovery, the Court dismissed all the fraud claims. The Court later bifurcated the trial of the jury claims for damages and the non-jury claims for declaratory and injunctive relief.

      The jury claims were tried in December 2002 and the jury returned a verdict against the Company in the amount of $100,000. The Company filed a post-trial motion requesting that the Court vacate the verdict. In September 2003, judgment was entered against the Company in the amount of $100,000 plus $27,000 in interest through that date. To avoid further litigation of the matter, the Company and Getty Petroleum Marketing, Inc. agreed to settle this claim for $80,000, which amount the Company paid to Getty Petroleum Marketing, Inc. in November 2003 and was included in expenses applicable to petroleum storage facilities on the accompanying consolidated statement of income and retained earnings for the year ended December 31, 2003. There is no remaining litigation outstanding with Getty Petroleum Marketing, Inc.

      The Court entered judgment as a matter of law against the Company on the Company's claim that Getty Properties Corp. was obligated to pay for the installation of certain fire suppression equipment on the Pier. Accordingly, in 2002 the Company reclassified as properties and equipment a previously reported receivable in the amount of $197,000 and capitalized as properties and equipment the $175,000 of costs incurred in 2002.

      In June 2003, the remaining non-jury claims were tried and in September 2003 the Court ordered Getty Properties Corp.to install a new sixteen-inch pipeline on the Pier for the Company's use and benefit. Pursuant to an agreement with Getty Properties Corp. in the fall of 2004, the Company installed the pipeline at a cost of $394,000, which amount is included in receivables, tenant and other on the accompanying consolidated balance sheet. The Company received payment from Getty Properties Corp. in February 2005.

      The Court also held that Getty Petroleum Marketing, Inc. and Getty Properties Corp. had the right to use the north side of the Pier pursuant to a deed in 1941. The Court declined the Company's request that it declare what are the corresponding obligations attached to that right.

      In October 2003, the Company appealed the inconsistent judgments concerning which party is responsible for the cost of the fire suppression equipment at the Pier to the U. S. Court of

      Appeals for the First Circuit. Neither Getty Petroleum Marketing, Inc. nor Getty Properties Corp. filed an appeal. In December 2004, the Company's appeal was denied.

      For the years ended December 31, 2004 and 2003, the Company incurred legal fees in connection with this litigation of $129,000 and $315,000, respectively, which amounts are included in expenses applicable to petroleum storage facilities on the accompanying consolidated statements of income and retained earnings.

      Pursuant to a 1986 Guaranty and Indemnity Agreement, the Company filed a lawsuit in September 2002 against Getty Properties Corp. and its parent, Getty Realty Corp., in the U. S. District Court for the Eastern District of New York seeking reimbursement for all reasonable costs incurred by the Company in defending the Wilkesbarre Pier litigation described above. The matter has been transferred to the U. S. District Court for the District of Rhode Island. Getty Properties Corp. filed a counterclaim seeking reimbursement for all reasonable legal fees it incurred in connection with certain claims filed in the Wilksbarre Pier litigation. Both sides moved for summary judgment. In February 2005, the Judge-Magistrate issued a report and recommendation recommending that the Court deny and dismiss all of the claims asserted by both the Company and Getty Properties Corp. in this action. Both parties have appealed that recommendation and the matter is now pending before the U.S. District Court Judge.

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

      The amendment provides that if the Company did not make an election to be taxed as a REIT on or before March 31, 2005, the restrictions on share ownership will automatically lapse and shares of Class B Common Stock will automatically be converted into shares of Class A Common Stock on a one for one basis.

      In July 2004, the Company wrote to the American Stock Exchange asking for its consent to extend the outside date for making the REIT election from March 2005 to March 2011. In August 2004, the American Stock Exchange denied the Company's request.

      In January 2005, the Board of Directors determined that the election will not be made, and the Company is taking the necessary steps to effect the conversion of the Class B Common Stock to Class A Common Stock on April 1, 2005, at which time the provisions of the Company's Articles of Incorporation authorizing Class B Common Stock, Excess Stock and limiting share ownership will lapse.

8.    INCOME TAXES:

      For income tax reporting purposes, the Company reported a tax loss for the year ended December 31, 2002, and filed carryback claims that resulted in a refund of federal income taxes previously paid in the amount of $381,000, which amount was received in 2003. With this carryback, the Company utilized all available tax losses.

      In 2004, the Company received permanent condemnation proceeds from Amtrak which qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, which results in the Company's not currently paying income taxes on the proceeds, subject to certain restrictions. During 2004, the Company made qualifying acquisitions totaling $216,000. The Company filed its 2004 income tax returns in March 2005, making such election; accordingly, the income tax provision for the year ended December 31, 2004 reflects such election.

      A reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:

                                                             2004               2003
                                                         -------------      ------------
Computed "expected" tax................................  $     874,000      $     496,000
Increase (decrease) in "expected" tax
 resulting from:
  State income tax, net of Federal income tax
    benefit............................................        160,000             88,000
  Statutory and other..................................        (24,000)            (8,000)
                                                         -------------      -------------
                                                         $   1,010,000      $     576,000
                                                         =============      =============

      Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at December 31, 2004 were as follows:

Gross deferred tax liabilities:
  Property having a financial statement basis
    in excess of tax basis...........................     $   4,244,000
  Condemnation proceeds..............................           484,000
  Accrued rental income..............................           130,000
                                                          -------------
                                                              4,858,000
Gross deferred tax assets............................          (330,000)
                                                          -------------
                                                          $   4,528,000
                                                          =============

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

      The Petroleum Storage Facilities segment consists of the operating of the Petroleum Facilities in East Providence under an Amended Agreement effective May 1, 2003, that expires in 2013 at a fixed monthly rate for Global which stores and distributes petroleum products. The Amended Agreement includes provisions to extend and additional payments based upon throughput. (See Note 6).

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

      Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the years ended December 31, 2004 and 2003.

      The following financial information is used for making operating decisions and assessing performance of the Company's segments:

                                                                Petroleum
                                                                 Storage
                                               Leasing          Facilities          Total
                                             ------------      ------------     ------------
Year ended December 31, 2004:

Revenues:
 Contractual............................     $  2,579,000      $  1,934,000     $  4,513,000
 Contingent.............................          156,000           140,000          296,000
 Option.................................          405,000                --          405,000
 Attorneys fees judgment ...............          258,000                --          258,000
 Non-cash, excess of contractual over
   straight-line rentals................          (91,000)               --          (91,000)
                                             ------------      ------------     ------------
     Total revenues.....................     $  3,307,000      $  2,074,000     $  5,381,000
                                             ============      ============     ============
Property tax expense....................     $  1,326,000      $     76,000     $  1,402,000
                                             ============      ============     ============
Depreciation............................     $     64,000      $    342,000     $    406,000
                                             ============      ============     ============
Income before income taxes..............     $  1,717,000      $    198,000     $  1,915,000
                                             ============      ============     ============
Assets..................................     $  6,036,000      $ 11,814,000     $ 17,850,000
                                             ============      ============     ============
Properties and equipment, additions.....     $    216,000      $  1,830,000     $  2,046,000
                                             ============      ============     ============

                                                                 Petroleum
                                                                  Storage
                                                 Leasing         Facilities          Total
                                              ------------      ------------      ------------
Year ended December 31, 2003:

Revenues:
  Contractual............................     $  2,389,000      $  1,756,000      $  4,145,000
  Contingent.............................           90,000           265,000           355,000
  Option.................................          774,000                --           774,000
  Property tax settlement................        1,700,000                --         1,700,000
  Non-cash, excess of contractual over
    straight-line rentals................          (63,000)               --           (63,000)
                                              ------------      ------------      ------------
    Total revenues.......................     $  4,890,000      $  2,021,000      $  6,911,000
                                              ============      ============      ============
Property tax expense.....................     $  1,978,000      $    113,000      $  2,091,000
                                              ============      ============      ============
Depreciation.............................     $     63,000      $    340,000      $    403,000
                                              ============      ============      ============
Income (loss) before income taxes........     $  2,561,000      $    (15,000)     $  2,546,000
                                              ============      ============      ============
Assets...................................     $  6,143,000      $ 10,151,000      $ 16,294,000
                                              ============      ============      ============
Properties and equipment, additions......     $         --      $    108,000      $    108,000
                                              ============      ============      ============

      The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements:

                                                                 2004             2003
                                                              -----------      -----------
Income:
  Revenues for operating segments........................     $ 5,381,000      $ 6,911,000
  Condemnation proceeds, permanent, including interest...       1,672,000               --
  Interest income........................................          22,000            7,000
                                                              -----------      -----------
    Total consolidated income............................     $ 7,075,000      $ 6,918,000
                                                              ===========      ===========
Property tax expense:
  Property tax expense for operating segments............     $ 1,402,000      $ 2,091,000
  Unallocated corporate property tax expense.............           1,000            1,000
                                                              -----------      -----------
    Total consolidated property tax expense..............     $ 1,403,000      $ 2,092,000
                                                              ===========      ===========
Depreciation:
  Depreciation for operating segments....................     $   406,000      $   403,000
  Unallocated corporate depreciation.....................           4,000           10,000
                                                              -----------      -----------
    Total consolidated depreciation......................     $   410,000      $   413,000
                                                              ===========      ===========
Income before income taxes:
  Income for operating segments..........................     $ 1,915,000      $ 2,546,000
  Condemnation proceeds, permanent.......................       1,672,000               --
  Interest income........................................          22,000            7,000
  Unallocated corporate expenses.........................      (1,038,000)      (1,093,000)
                                                              -----------      -----------
    Total consolidated income before income taxes........     $ 2,571,000      $ 1,460,000
                                                              ===========      ===========

                                                      2004               2003
                                                 ---------------    --------------
Assets:
  Assets for operating segments..........        $    17,850,000    $   16,294,000
  Corporate cash and cash equivalents....              1,667,000         2,112,000
  Other unallocated amounts..............                 14,000             5,000
                                                 ---------------    --------------
    Total consolidated assets............        $    19,531,000    $   18,411,000
                                                 ===============    ==============
Additions to properties and equipment:
  Operating segments.....................        $     2,046,000    $      108,000
  Unallocated corporate additions........                 12,000                --
                                                 ---------------    --------------
    Total consolidated additions.........        $     2,058,000    $      108,000
                                                 ===============    ==============

      The following table sets forth those customers whose revenues exceed 10% of the Company's segment revenue, exclusive of the attorneys fee judgment in 2004 and the property tax settlement in 2003.

                                                       2004               2003
                                                  ---------------    --------------
Leasing segment:
  A.......................................        $       874,000    $      826,000
  B.......................................                717,000           659,000
  C.......................................                403,000           388,000
  D.......................................                392,000           367,000
  E.......................................                     --           449,000
                                                  ---------------    --------------
                                                  $     2,386,000    $    2,689,000
                                                  ===============    ==============
  Petroleum storage facilities segment
  (one customer)..........................        $     2,074,000    $    1,976,000
                                                  ===============    ==============

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying amounts of the Company's financial instruments approximate their fair values at December 31, 2004, due to the short maturities of cash and cash equivalents, receivables and accounts payable and accrued expenses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-B.

                                    PART III

ITEM 8B. CONTROLS AND PROCEDURES

Under the supervision of the Company's management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of such date, the Company's disclosure controls and procedures were effective in making them aware on a timely basis of the material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in the factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
ISSUER

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled "Election of Directors," "Security Ownership of Certain Beneficial Owners and Management" and "Audit Committee Report" in the Company's Definitive Proxy for the 2005 Annual Meeting of the Shareholders to be filed with the SEC.

The following are the executive officers of the Issuer:

                                                                       Date of First
        Name              Age              Office Held               Election to Office
---------------------     ---   -----------------------------------  ------------------
Robert H. Eder            72    Chairman,  Capital Properties, Inc.         1995
Ronald P. Chrzanowski     62    President, Capital Properties, Inc.         1997
Barbara J. Dreyer         66    Treasurer, Capital Properties, Inc.         1997
Stephen J. Carlotti       62    Secretary, Capital Properties, Inc.         1998
Avery L. Noe              61    President, Capital Terminal Company         1996

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

Code of Ethics:

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and its subsidiaries including the Principal Executive Officer and the Treasurer (who is both the principal accounting and financial officer), which meets the requirement of a "code of ethics" as defined in Item 406 of Regulation S-B. The Company will provide a copy of the Code to shareholders pursuant to any request directed to the Treasurer at the Company's principal offices. The Company intends to disclose any amendments to, or waiver of, any provisions of the Code for the Principal Executive Officer or Treasurer, or any person performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Section entitled "Executive Compensation" in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the SEC.

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

      10    Material contracts:

            (a)   LEASES BETWEEN METROPARK, LTD. AND COMPANY:

            (i)   Dated January 1, 2005

            (ii) Dated December 12, 2001 (incorporated by reference to Exhibit 10(a)(iv) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 2001).

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

      20.1  Map of the Company's parcels in Downtown Providence, Rhode Island

      20.2 Map of the Company's petroleum storage facilities in East Providence, Rhode Island

      21    Subsidiaries of the Company

      31.1 Rule 13a-14(a) Certification of Chairman of the Board and Principal Executive Officer

      31.2 Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

      32.1 Certification of Chairman of the Board and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) For the quarter ended December 31, 2004, no reports on Form 8-K were filed.

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

                                              CAPITAL PROPERTIES, INC.

                                              By /s/ Robert H. Eder
                                                 -------------------------------
                                                 Robert H. Eder
                                                 Chairman of the Board and
                                                    Principal Executive Officer

DATED: March 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder                            March 21, 2005
--------------------------------------
Robert H. Eder
Chairman and Director
Principal Executive Officer

/s/ Ronald P. Chrzanowski                     March 21, 2005
------------------------------------
Ronald P. Chrzanowski
President and Director

/s/ Barbara J. Dreyer                         March 21, 2005
--------------------------------------
Barbara J. Dreyer
Treasurer, Principal Financial Officer
And Principal Accounting Officer

/s/ Harold J. Harris                          March 21, 2005
--------------------------------------
Harold J. Harris, Director