Form 10QSB
period 2005-03-31
CAPITAL PROPERTIES INC /RI/
filed 2005-05-02
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________

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

As of April 29, 2005, the Issuer had 3,299,956 shares of Class A Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS

Properties and equipment (net of accumulated depreciation).........  $  15,039,000
Cash and cash equivalents..........................................      4,664,000
Receivables, tenant and other......................................        133,000
Accrued rental income..............................................        301,000
Prepaid and other..................................................        214,000
                                                                     -------------
                                                                     $  20,351,000
                                                                     =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes................................................  $     502,000
     Environmental remediation.....................................        144,000
     Other.........................................................        118,000
   Deferred rental income..........................................        117,000
   Income taxes:
     Current.......................................................        338,000
     Deferred, net.................................................      4,528,000
                                                                     -------------
                                                                         5,747,000
                                                                     -------------
Shareholders' equity:
   Class A common stock, $.01 par; authorized 6,000,000 shares;
     issued and outstanding 3,299,956 shares.......................         33,000
   Capital in excess of par........................................     11,795,000
   Retained earnings...............................................      2,776,000
                                                                     -------------
                                                                        14,604,000
                                                                     -------------
                                                                     $  20,351,000
                                                                     =============

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

                                                                 2005             2004
                                                             -------------   --------------
Income:
   Revenues:
     Leasing, including gain on sale of parking garage
       of $1,057,000 in 2005 and attorneys fees
       judgment of $258,000 in 2004.......................   $   1,752,000   $    1,044,000
     Petroleum storage facilities.........................         658,000          565,000
                                                             -------------   --------------
                                                                 2,410,000        1,609,000
   Condemnation proceeds, permanent, including
     interest of $244,000.................................               -        1,622,000
   Interest...............................................           9,000            3,000
                                                             -------------   --------------
                                                                 2,419,000        3,234,000
                                                             -------------   --------------

Expenses:
   Expenses applicable to:
     Leasing..............................................         295,000          482,000
     Petroleum storage facilities.........................         459,000          432,000
   General and administrative.............................         289,000          266,000
                                                             -------------   --------------
                                                                 1,043,000        1,180,000
                                                             -------------   --------------

Income before income taxes................................       1,376,000        2,054,000
                                                             -------------   --------------

Income tax expense
   Current................................................         566,000          201,000
   Deferred...............................................               -          608,000
                                                             -------------   --------------
                                                                   566,000          809,000
                                                             -------------   --------------

Net income................................................   $     810,000   $    1,245,000
                                                             =============   ==============

Basic income per common share.............................   $         .25   $          .38
                                                             =============   ==============

Dividends on common stock.................................   $         .03   $          .03
                                                             =============   ==============

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

                                                                  2005           2004
                                                               -----------    ------------
Cash flows from operating activities:
   Net income................................................  $   810,000    $  1,245,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Gain on sale of parking garage........................   (1,057,000)              -
       Condemnation proceeds, permanent......................            -      (1,622,000)
       Depreciation..........................................      121,000          98,000
       Deferred income taxes.................................            -         608,000
       Other, principally net changes in receivables,
        prepaids, accounts payable, accrued expenses,
        deferred rental income and income taxes..............      632,000        (133,000)
                                                               -----------    ------------
   Net cash provided by operating activities.................      506,000         196,000
                                                               -----------    ------------
Cash flows from investing activities:
   Proceeds from:
     Sale of parking garage..................................    2,500,000               -
     Condemnation, permanent.................................            -       1,622,000
   Payments for properties and equipment.....................      (78,000)        (41,000)
                                                               -----------    ------------
   Net cash provided by investing activities.................    2,422,000       1,581,000
                                                               -----------    ------------
Cash used in financing activities, payment of dividends......      (99,000)        (99,000)
                                                               -----------    ------------
Increase in cash and cash equivalents........................    2,829,000       1,678,000
Cash and cash equivalents, beginning.........................    1,835,000       2,641,000
                                                               -----------    ------------
Cash and cash equivalents, ending............................  $ 4,664,000    $  4,319,000
                                                               ===========    ============

Supplemental disclosures, cash paid for income taxes.........  $    86,000    $    125,000
                                                               ===========    ============

See notes to consolidated financial statements.

      CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      (UNAUDITED)

1.    BASIS OF PRESENTATION:

      The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

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

3.    PROPERTIES AND EQUIPMENT:

      At March 31, 2005, properties and equipment consists of:

Properties on lease or held for lease, land
 and land improvements...........................    $   3,956,000
                                                     -------------

Petroleum storage facilities:
 Land and land improvements......................        5,188,000
 Buildings and structures........................        1,029,000
 Tanks and equipment.............................       10,584,000
                                                     -------------
                                                        16,801,000
                                                     -------------

Office equipment.................................           96,000
                                                     -------------
                                                        20,853,000
                                                     -------------
Less accumulated depreciation:
 Properties on lease or held for lease...........           10,000
 Petroleum storage facilities....................        5,719,000
 Office equipment................................           85,000
                                                     -------------
                                                         5,814,000
                                                     -------------
                                                     $  15,039,000
                                                     =============

      The Company was the owner of a parking garage which had been leased to an experienced parking operator for several years. In March 2005, the Company sold the parking garage with a carrying value of $1,443,000 to the tenant for $2,500,000 in cash but retained ownership of the underlying land which is leased to the former tenant for 99 years at a current annual contractual rental of $100,000. Consistent with other long-term land leases, the tenant pays the real property taxes on the land, which were $52,000 for 2004. The lease further provides for future cost-of-living rental adjustments and periodic appraisals.

4.    LITIGATION JUDGMENTS:

      Disputes with Amtrak regarding condemnations:

      In 1998, as part of the electrification of the Northeast Corridor, National Railroad Passenger Corporation (Amtrak) erected towers and a signal bridge within the air rights owned by the Company. In 1999, Amtrak condemned a three-year temporary easement of all the air rights owned by the Company and the Company received $335,000 from Amtrak. In 2001, Amtrak permanently condemned the air rights and a parcel of land adjacent to the air rights (with a carrying value of $625,000) and the Company received $925,000 from Amtrak. The Company believed that the condemnation amounts paid by Amtrak were inadequate and accordingly brought suit against Amtrak in the United States District Court for the District of Rhode Island (U.
      S. District Court) seeking additional compensation. In 2002, the U. S. District Court awarded the Company $1,378,000 plus interest for additional damages resulting from the aforementioned condemnations. In 2003, Amtrak appealed the decision to the U.S. Court of Appeals for the First Circuit. The First Circuit affirmed the judgment of the U.S. District Court, and in February 2004 the Company received $1,622,000.

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

      In 2000, the City filed a motion to vacate the Superior Court and Supreme Court judgments entered in favor of the Company which motion the Superior Court denied and awarded the Company attorneys fees of $258,000. The City filed an appeal in the Supreme Court. In 2004, the Supreme Court affirmed the judgment against the City, and the Company received the payment from the City in March 2004. No interest was awarded on the judgment.

5.    DESCRIPTION OF LEASING ARRANGEMENTS:

      At March 31, 2005, the Company had entered into four long-term land leases for four separate parcels upon which improvements have been built (developed parcels), including the lease for the land under the parking garage discussed in Note 3. The Company has entered into three additional long-term land leases (undeveloped parcels), one of which commenced April 1, 2004, and a second of which commenced January 1, 2005. The third lease will not commence until construction begins.

      The Company also leases parcels of land for outdoor advertising purposes for the remaining term of 26 years and parcels of land for public parking purposes under short-term cancellable leases.

      For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $18,886,000 through March 31, 2005. Management has concluded that a portion of the excess of straight-line over contractual rentals ($301,000 at March 31, 2005) is realizable when payable over the terms of the leases. In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon.

      The six land leases which commenced provide that the tenants pay the City of Providence for real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of income. The real property taxes attributable to the Company's land under these leases totaled $234,000 (six leases) for the three months ended March 31, 2005, and $79,000 (three leases) for the three months ended March 31, 2004.

      However, under one of the six leases which commenced, the tenant is entitled to a credit for future rents equal to a portion of the property tax expense currently being paid by the tenant. For the three months ended March 31, 2005, the Company is reporting the portion of the real property taxes subject to the future credit ($38,000) as property tax expense on the accompanying consolidated statement of income and as accrued property taxes on the accompanying consolidated balance sheet. When the tenant makes the tax payment, the amount of the payment will be reclassified from accrued property taxes to deferred rental income.

      At March 31, 2005, the Company has reclassified $117,000 previously reported as property tax expense in 2004 from accrued property taxes to deferred rental income for the payment made in January 2005 by the tenant.

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

      In May 2003, the Company and Global entered into an amended and restated lease agreement (Amended Agreement) which, among other things, provides as follows: (1) the Amended Agreement will expire April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days' written notice; (2) Global may terminate the Amended Agreement on or after April 30, 2008, upon one year's written notice; (3) Global will pay a monthly fee of $150,000 effective May 1, 2004, subject to annual cost-of-living adjustments; (4) Global will reimburse the Company for any increase in real property taxes over the 2002 level; and (5) the Company will receive an additional $.10 per barrel for every barrel in excess of 4,000,000 barrels of throughput in any agreement year.

      For the three months ended March 31, 2005 and 2004, the Company earned contingent revenues of $84,000 and $98,000, respectively.

      In October 2004, the Company completed construction of a 152,000 barrel tank which Global commenced leasing immediately at a monthly cost of $35,000, which increased Global's monthly fee to $185,000, subject to annual cost-of-living adjustments.

      In May 2003, Global was granted the option to purchase the Petroleum Facilities at any time during the term of the Amended Agreement under the terms and conditions set forth in an option agreement. In a separate but related agreement, Global agreed to make certain improvements at the Wilkesbarre Pier which, for 2004, totaled approximately $300,000 and are estimated to be $150,000 for 2005. [See Wilkesbarre Pier below].

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

      In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004, and the Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimated a total cost of $200,000 to design and install the system, which the Company recorded as a liability in 2004. Through March 31, 2005, the Company has expended $56,000. The Company anticipates that the remediation will be completed as designed during the summer of 2006. It is the Company's understanding that RIDEM will then evaluate the adequacy of the total amount of product removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, thereby incurring additional costs.

      Environmental incident:

      In 2002, during testing of monitoring wells at the Petroleum Facilities, the Company's consultant discovered free floating phase product in a groundwater monitoring well located on that portion of the Petroleum Facilities purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Company's Petroleum Facilities. The Company notified RIDEM. The Company will continue to monitor RIDEM's investigation of this contamination to ensure that the responsible party addresses this contamination.

      Since 2003, the Company has not incurred significant costs in connection with this matter and is unable to determine the costs it might incur to remedy the situation as well as any costs to investigate, defend, and seek reimbursement from the responsible party with respect to this contamination.

      Wilkesbarre Pier (the Pier):

      The Pier is a deep-water pier in East Providence, Rhode Island owned by the Company which is integral to the operation of the Petroleum Facilities. The Pier and the Petroleum Facilities are connected by two petroleum pipelines. In 1995, the Company and Providence and Worcester Railroad Company (the Railroad) (the then owner of the Pier) entered into an agreement which, among other things, gave the Company the right to acquire the Pier for One Dollar ($1.00). The Company acquired the Pier from the Railroad in January of 1998. The Company and the Railroad have a common controlling shareholder.

      Since 2000, the Company has been involved in litigation with Getty Properties Corp. (Properties), the owner of an adjacent petroleum storage facility and a party with a claimed interest in the Pier, and Getty Petroleum Marketing, Inc. (Marketing), the lessee of Properties with respect to the interest of Properties in the Pier and the obligations attendant thereto and concerning certain obligations under agreements entered into between the Company, Properties and Marketing in 1997. Among the issues litigated between the parties was the question of whether or not Properties and/or Marketing was under an obligation to participate in the cost of the installation of certain fire suppression equipment required by the Fire Department of the City of East Providence. It was the position of the Company that Properties was obligated under certain agreements with the Railroad to which the Company succeeded to participate in the payment. In December 2004, the United States Court of Appeals for the First Circuit determined that Properties had no such obligation. In another aspect of the litigation, the United States District Court determined that Properties had the obligation to install an additional 16-inch pipeline on the Pier. The Company undertook the installation in 2004 and in February 2005, Properties paid $394,000 for the installation.

      The Company is presently engaged in litigation with Properties over the question of whether either party has the obligation to indemnify the other for litigation expenses incurred in the underlying litigation with respect to the Pier pursuant to a 1986 Guaranty and Indemnity Agreement. The suit was commenced in New York and has been transferred to the United States District Court for the District of Rhode Island. Properties is claiming damages in an amount of not less than $498,000. Neither of the parties has engaged in any discovery on the damage claims. In February 2005, the Judge Magistrate issued a report and recommendation recommending that the Court deny and dismiss all of the claims asserted by the parties in the action. Both parties have appealed that recommendation and the matter is now pending before the United States District Court Judge.

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

      The amended Articles of Incorporation prohibited any shareholder from acquiring more than a 5% interest in the Company's classes of common stock and prohibited the two shareholders who each beneficially then owned in excess of 5% of the Company's classes of common stock from increasing their percentage ownership of each class of common stock. The purpose of the amendment of the Articles of Incorporation was to provide the Company with the necessary flexibility to qualify to be taxed as a real estate investment trust (REIT). The amendment provided that if the Company did not make an election to be taxed as a REIT on or before March 31, 2005, the restrictions on share ownership would automatically lapse and shares of Class B Common Stock would automatically be converted into shares of Class A Common Stock on a one for one basis.

      The Company did not make the election and on March 31, 2005, the shares of Class B Common Stock were converted into shares of Class A Common Stock, resulting in the Company having 3,299,956 shares of Class A Common Stock outstanding.

8.    INCOME TAXES:

      In 2004, the Company received permanent condemnation proceeds from Amtrak which qualify for deferred reinvestment for income tax reporting purposes whereby the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, which resulted in the Company's not currently paying income taxes on the proceeds, subject to certain restrictions. Accordingly, the income tax provision of the three months ended March 31, 2004, reflected such election.

      Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at March 31, 2005, were as follows:

Gross deferred tax liabilities:
   Property having a financial statement basis
     in excess of tax basis..........................  $   4,259,000
   Condemnation proceeds.............................        484,000
   Accrued rental income.............................        120,000
                                                       -------------
                                                           4,863,000
Gross deferred tax assets............................       (335,000)
                                                       -------------
                                                       $   4,528,000
                                                       =============

9.    OPERATING SEGMENT DISCLOSURES:

      The Company operates in two segments: (1) Leasing and (2) Petroleum Storage Facilities.

      The Leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of the parking garage, and to pay real property taxes) and locations along interstate and primary highways in Rhode Island and Massachusetts (to a company which has constructed outdoor advertising boards thereon). The Company anticipates that the future development of its remaining properties will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking purposes under short-term cancellable leasing arrangements.

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

      Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the three months ended March 31, 2005 and 2004.

      The following financial information is used for making operating decisions and assessing performance of the Company's segments:

                                                            Petroleum
                                                             Storage
                                             Leasing        Facilities       Total
                                           ------------    ------------   ------------
Three months ended March 31, 2005:

Revenues:
   Contractual ..........................  $    645,000    $    574,000   $  1,219,000
   Contingent ...........................        14,000          84,000         98,000
   Option ...............................        61,000              --         61,000
   Gain on sale of parking garage .......     1,057,000              --      1,057,000
   Noncash, excess of contractual over
   straight-line rentals ................       (25,000)             --        (25,000)
                                           ------------    ------------   ------------
                                           $  1,752,000    $    658,000   $  2,410,000
                                           ============    ============   ============

Property tax expense ....................  $    225,000    $     20,000   $    245,000
                                           ============    ============   ============

Depreciation ............................  $     13,000    $    107,000   $    120,000
                                           ============    ============   ============

Income before income taxes ..............  $  1,457,000    $    199,000   $  1,656,000
                                           ============    ============   ============

Assets ..................................  $  4,590,000    $ 11,695,000   $ 16,070,000
                                           ============    ============   ============

Properties and equipment, additions .....  $         --    $     75,000   $     75,000
                                           ============    ============   ============

Three months ended March 31, 2004:

Revenues:
   Contractual ..........................  $    611,000    $    467,000   $  1,078,000
   Contingent ...........................        14,000          98,000        112,000
   Option ...............................       186,000              --         85,000
   Attorneys' fees judgment .............       258,000              --        258,000
   Noncash, excess of contractual over
   straight-line rentals ................       (25,000)             --        (25,000)
                                           ------------    ------------   ------------
                                           $  1,044,000    $    565,000   $  1,609,000
                                           ============    ============   ============

Property tax expense ....................  $    406,000    $     29,000   $    435,000
                                           ============    ============   ============

Depreciation ............................  $     16,000    $     81,000   $     97,000
                                           ============    ============   ============

Income before income taxes ..............  $    562,000    $    133,000   $    695,000
                                           ============    ============   ============

   Assets ...............................  $  5,790,000    $ 10,429,000   $ 16,219,000
                                           ============    ============   ============

Properties and equipment, additions .....  $         --    $    133,000   $    133,000
                                           ============    ============   ============

      The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2005 and 2004:

                                                                     2005              2004
                                                                --------------    ---------------
Income:
   Revenues for operating segments..........................    $     2,410,000   $     1,609,000
   Condemnation proceeds, permanent, including interest.....                 --         1,622,000
   Interest income..........................................              9,000             3,000
                                                                ---------------   ---------------
       Total consolidated income............................    $     2,419,000   $     3,234,000
                                                                ===============   ===============

Property tax expense:
   Property tax expense for operating segments..............    $       245,000   $       435,000
   Unallocated corporate property tax expense...............              1,000             1,000
                                                                ---------------   ---------------
       Total consolidated property tax expense..............    $       246,000   $       436,000
                                                                ===============   ===============

Depreciation:
   Depreciation for operating segments......................    $       120,000   $        97,000
   Unallocated corporate depreciation.......................              1,000             1,000
                                                                ---------------   ---------------
       Total consolidated depreciation......................    $       121,000   $        98,000
                                                                ===============   ===============

Income before income taxes:
   Income for operating segments............................    $     1,656,000   $       695,000
   Condemnation proceeds, permanent.........................                 --         1,622,000
   Interest income..........................................              9,000             3,000
   Unallocated corporate expenses...........................           (289,000)         (266,000)
                                                                ---------------   ---------------
       Total consolidated income before income taxes........    $     1,376,000   $     2,054,000
                                                                ===============   ===============

Assets:
   Assets for operating segments............................    $    16,285,000   $    16,219,000
   Corporate cash and cash equivalents......................          4,231,000         3,936,000
   Other unallocated amounts................................             12,000             4,000
                                                                ---------------   ---------------
       Total consolidated assets............................    $    20,528,000   $    20,159,000
                                                                ===============   ===============

Additions to properties and equipment:
   Operating segments.......................................    $        75,000   $       133,000
   Unallocated corporate additions..........................                 --                --
                                                                ---------------   ---------------
       Total consolidated additions.........................    $        75,000   $       133,000
                                                                ===============   ===============

      CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD LOOKING STATEMENTS

            CERTAIN PORTIONS OF THIS REPORT, AND PARTICULARLY THE MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS AND THE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTAIN FORWARD-LOOKING STATEMENTS WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS. THE COMPANY CAUTIONS THAT THESE STATEMENTS ARE FURTHER QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, THE FOLLOWING: THE ABILITY OF THE COMPANY TO GENERATE ADEQUATE AMOUNTS OF CASH; THE COLLECTIBILITY OF THE ACCRUED RENTAL INCOME WHEN DUE OVER THE TERMS OF THE LONG-TERM LAND LEASES; THE COMMENCEMENT OF ADDITIONAL LONG-TERM LAND LEASES; CHANGES IN ECONOMIC CONDITIONS THAT MAY AFFECT EITHER THE CURRENT OR FUTURE DEVELOPMENT ON THE COMPANY'S PARCELS; THE FINAL OUTCOME OF THE WILKESBARRE PIER LITIGATION; AND EXPOSURE TO CONTAMINATION, CLEANUP OR SIMILAR COSTS ASSOCIATED WITH THE OPERATION OF THE PETROLEUM STORAGE FACILITIES.

1.    OVERVIEW:

      Critical accounting policies:

      The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which was discussed in the Company's Form 10-KSB for the year ended December 31, 2004. There have been no changes to the application of this accounting policy since December 31, 2004.

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

      As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage on the Company's land adjacent to the Railroad Station, and the Company paid one-half of the construction cost. Subsequently, the Company became the sole owner of the parking garage, which was leased to an experienced parking operator at an annual rental of $189,000. In March 2005, the Company sold the parking garage to the tenant for $2,500,000 in cash but retained ownership of the underlying land which is leased to the former tenant for 99 years at a current annual contractual rental of $100,000. Consistent with other long-term land leases, the tenant pays the real property taxes on the land, which were $52,000 for 2004. The lease further provides for future cost-of-living rental adjustments and periodic appraisals.

      The Company first began offering parcels for lease in the late 1980's. At March 31, 2005, four developed parcels have been leased by the Company under long-term leases of 99 years or more (including the lease for the land under the parking garage). Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex, a 114,000 square foot office building, and the parking garage.

      Three of the remaining parcels (undeveloped parcels) are the subject of three leases, one of which commenced April 1, 2004, and a second of which commenced January 1, 2005. The third lease has not commenced pending completion of development plans. Under this lease, the Company receives an option payment pursuant to a month-to-month arrangement. There is no assurance that this development project will actually proceed.

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

      As described in Note 6 of Notes to Consolidated Financial Statements, the Company was in litigation (Wilkesbarre Pier litigation) with Getty Petroleum Marketing, Inc. and Getty Properties Corp. over the rights of others to utilize the Wilkesbarre Pier. During 2003, the Company settled all litigation with Getty Petroleum Marketing, Inc. In 2003, the Company appealed to the U. S. Court of Appeals for the First Circuit the inconsistent judgments concerning whether the Company or Getty Properties Corp. was responsible for the cost of the fire suppression equipment at the Pier. In December 2004, the Company's appeal was denied.

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

      In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004 and the Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimated a total cost of $200,000 to design and install the system. Through March 31, 2005, the Company has expended $56,000. The Company anticipates that the remediation will be completed as designed during the summer of 2006. It is the Company's understanding that RIDEM will then evaluate the adequacy of the total amount of product removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts thereby incurring additional costs.

      In 2002, during testing of monitoring wells at the Petroleum Facilities, the Company's consultant discovered free floating phase product in a groundwater monitoring well located on that portion of the Petroleum Facilities purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Company's Petroleum Facilities. The Company notified RIDEM. The Company will continue to monitor RIDEM's investigation of this contamination to ensure that the responsible party addresses this contamination.

      Since 2003, the Company has not incurred significant costs in connection with this matter and is unable to determine the costs it might incur to remedy the situation as well as any costs to investigate, defend and seek reimbursement from the responsible party with respect to this contamination. This situation does not affect current operations at the Petroleum Facilities.

      The Company maintains what management believes to be adequate levels of insurance. The Company notified its insurance company of the contamination. The insurance company advised the Company that coverage is only provided under policies in place at the time the contamination occurs.

      In 2004, the Company constructed a 152,000 barrel tank. The Company has sufficient land to further expand the storage capacity and has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct two additional 152,000 barrel tanks and is currently assessing the possibility of future tank construction.

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

      The amended Articles of Incorporation prohibited any shareholder from acquiring more than a 5% interest in the Company's classes of common stock and prohibited the two shareholders who each beneficially then owned in excess of 5% of the Company's classes of common stock from increasing their percentage ownership of each class of common stock. The purpose of the amendment of the Articles of Incorporation was to provide the Company with the necessary flexibility to qualify to be taxed as a real estate investment trust (REIT). The amendment provided that if the Company did not make an election to be taxed as a REIT on or before March 31, 2005, the restrictions on share ownership would automatically lapse and shares of Class B Common Stock would automatically be converted into shares of Class A Common Stock on a one for one basis.

      The Company did not make the election, and on March 31, 2005, the shares of Class B Common Stock were converted into shares of Class A Common Stock, resulting in the Company having 3,299,956 shares of Class A Common Stock outstanding.

2.    RESULTS OF OPERATIONS:

      Leasing segment:

      As discussed above, in March 2005 the Company sold its parking garage for $2,500,000, resulting in a gain of $1,057,000.

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

      Exclusive of the $1,057,000 gain on the sale of the parking garage and the $258,000 received for the attorneys fees, for the three months ended March 31, 2005, revenue from leasing decreased $91,000 from 2004. Option payments decreased due to the termination of an option agreement, which was offset in part by lease payments which commenced April 1, 2004. Expenses applicable to leasing decreased $187,000 from 2004 due principally to a decrease in property taxes resulting from the commencement of long-term land leases under which the tenant directly pays the real property taxes.

      Petroleum storage:

      For the three months ended March 31, 2005, revenue from petroleum storage facilities increased $93,000 from 2004 due principally to fees for the new 152,000 barrel tank effective October 2004 and higher monthly fees resulting from the annual cost-of-living adjustment, offset by lower contingent revenues. Expenses applicable to petroleum storage facilities increased $27,000 from 2004 principally due costs associated with maintaining and monitoring the security at the petroleum storage facilities as required by the Department of Homeland Security and higher depreciation offset in part by lower legal fees associated with the Wilkesbarre Pier litigation.

      General:

      As described in Note 4 of Notes to Consolidated Financial Statements, certain of the Company's property adjacent to Amtrak's Northeast Corridor in Providence, Rhode Island was condemned by Amtrak in 1999 and 2001. The Company believed that the amounts paid by Amtrak were inadequate and made a claim for additional condemnation proceeds. In 2002, the U. S. District Court for the District of Rhode Island awarded the Company additional damages of $1,378,000 plus interest. In 2003, Amtrak appealed the decision to the U. S. Court of Appeals for the First Circuit. The First Circuit affirmed the judgment of the U. S. District Court and in February 2004, the Company received a payment of $1,622,000.

      For the three months ended March 31, 2005, general and administrative expenses increased $23,000 from 2004 due principally to the costs associated with the conversion of the Class B common stock to Class A common stock.

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

      A second land lease for an undeveloped parcel commenced January 1, 2005, under the terms of which the Company receives an annual contractual rental equal to the option revenue it was previously receiving ($24,000). However, the tenant pays real property taxes, commencing with the tax payments due in January and April 2005, totaling $234,000 for which the tenant will receive a credit against future rentals starting in 2010. The tenant will be entitled to additional credits against future rentals for a portion of real property taxes paid ($150,000 per year) for the years 2005 and 2006.

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

      In 2004, the Company constructed a 152,000 barrel tank at a total cost of $1,226,000. Effective October 15, 2004, Global commenced using the new tank at a monthly fee of $35,000, which increased Global's monthly fee to $185,000, subject to annual cost-of-living adjustments. The Company anticipates painting the new tank in the fall of 2005 at an estimated cost of $92,000. The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct two additional 152,000 barrel tanks at the Petroleum Facilities and is currently assessing the possibility of future tank construction.

      Regulations of the Department of Homeland Security require the Company to secure the Petroleum Facilities (including the Wilkesbarre Pier) against possible threats by the installation of fences, barricades and similar items. For the three months ended March 31, 2005, the Company incurred costs of $24,000 to comply with these regulations. The Company cannot predict what additional expenses it may incur in the future to maintain the required security levels.

      As discussed in Note 6 of Notes to Consolidated Financial Statements, in 2003, the remaining non-jury claims in the litigation with Getty were tried and the Court ordered Getty Properties Corp. to install a new sixteen-inch pipeline on the Pier for the Company's use and benefit. Pursuant to an agreement with Getty Properties Corp. in the fall of 2004, the Company installed the pipeline at a cost of $394,000. The Company received payment from Getty Properties Corp. in February 2005.

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

      10    Material contracts:

            (a)   LEASE BETWEEN METROPARK, LTD. AND COMPANY

            (i) Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 2004).

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

      32.2 Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) A report on Form 8-K was filed on March 17, 2005, reporting the sale of the Issuer's parking garage in downtown Providence, Rhode Island for $2,500,000 in cash and, at the same time, the entering into a 99-year ground lease for the underlying land.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CAPITAL PROPERTIES, INC.

                                By /s/ Robert H. Eder
                                   -----------------------------------
                                   Robert H. Eder
                                   Chairman of the Board and
                                    Principal Executive Officer

                                By /s/ Barbara J. Dreyer
                                   ------------------------------------
                                   Barbara J. Dreyer
                                   Treasurer and Principal Financial Officer

DATED: April 29, 2005