Form 10QSB
period 2005-06-30
CAPITAL PROPERTIES INC /RI/
filed 2005-08-02
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ___________________

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

As of July 27, 2005, the Issuer had 3,299,956 shares of Class A Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

                            ASSETS

Properties and equipment (net of accumulated depreciation) .......     $15,074,000
Cash and cash equivalents ........................................       5,084,000
Receivables, tenant and other ....................................          74,000
Accrued rental income ............................................         275,000
Prepaid and other ................................................         151,000
                                                                       -----------
                                                                       $20,658,000
                                                                       ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes ..............................................     $   372,000
     Environmental remediation ...................................         133,000
     Other .......................................................         191,000
   Deferred rental income ........................................         234,000
   Income taxes:
     Current .....................................................         448,000
     Deferred, net ...............................................       4,534,000
                                                                       -----------
                                                                         5,912,000
                                                                       -----------

Commitment (Note 3)

Shareholders' equity:
   Class A common stock, $.01 par; authorized 6,000,000 shares;
     issued and outstanding 3,299,956 shares .....................          33,000
   Capital in excess of par ......................................      11,795,000
   Retained earnings .............................................       2,918,000
                                                                       -----------
                                                                        14,746,000
                                                                       -----------
                                                                       $20,658,000
                                                                       ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30                            June 30
                                                      -----------------------------      -----------------------------
                                                          2005             2004              2005             2004
                                                      -------------   -------------      -------------   -------------
Revenues:
   Leasing, including gain on sale of parking
     garage of $1,057,000 in the six months
     ended June 30, 2005, and attorneys fees
     judg- ment of $258,000 in the six months
     ended June 30, 2004.............. ............   $     726,000   $     814,000      $   2,478,000   $   1,858,000
   Petroleum storage facilities....................         632,000         502,000          1,290,000       1,067,000
                                                      -------------   -------------      -------------   -------------
                                                          1,358,000       1,316,000          3,768,000       2,925,000
   Condemnation proceeds, permanent
     including interest of $244,000................              --              --                 --       1,622,000
   Interest........................................          24,000           4,000             33,000           7,000
                                                      -------------   -------------      -------------   -------------
                                                          1,382,000       1,320,000          3,801,000       4,554,000
                                                      -------------   -------------      -------------   -------------

Expenses:
   Expenses applicable to:
     Leasing.......................................         202,000         378,000            497,000         860,000
     Petroleum storage facilities..................         426,000         429,000            885,000         861,000
   General and administrative......................         331,000         254,000            620,000         520,000
                                                      -------------   -------------      -------------   -------------
                                                            959,000       1,061,000          2,002,000       2,241,000
                                                      -------------   -------------      -------------   -------------

Income before income taxes.........................         423,000         259,000          1,799,000       2,313,000
                                                      -------------   -------------      -------------   -------------

Income tax expense:
   Current.........................................         176,000          88,000            742,000         289,000
   Deferred........................................           6,000          17,000              6,000         625,000
                                                      -------------   -------------      -------------   -------------
                                                            182,000         105,000            748,000         914,000
                                                      -------------   -------------      -------------   -------------

Net income.........................................   $     241,000   $     154,000      $   1,051,000   $   1,399,000
                                                      =============   =============      =============   =============

Basic income per common share......................   $         .07   $         .04      $         .32   $         .42
                                                      =============   =============      =============   =============

Dividends on common stock..........................   $         .03   $         .03      $         .06   $         .06
                                                      =============   =============      =============   =============

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

                                                                    2005             2004
                                                                 -----------      -----------
Cash flows from operating activities:
   Net income ..............................................     $ 1,051,000      $ 1,399,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Gain on sale of parking garage .......................      (1,057,000)              --
      Condemnation proceeds, permanent .....................              --       (1,622,000)
      Depreciation .........................................         229,000          196,000
      Deferred income taxes ................................           6,000          625,000
      Other, principally net changes in receivables,
        prepaids, accounts payable, accrued expenses,
        deferred rental income, and income taxes ...........         912,000         (195,000)
                                                                 -----------      -----------
   Net cash provided by operating activities ...............       1,141,000          403,000
                                                                 -----------      -----------

Cash flows from investing activities:
   Proceeds from:
     Sale of parking garage ................................       2,500,000               --
     Condemnation, permanent ...............................              --        1,622,000
   Payments for properties and equipment ...................        (194,000)        (496,000)
                                                                 -----------      -----------
   Net cash provided by investing activities ...............       2,306,000        1,126,000
                                                                 -----------      -----------

Cash used in financing activities, payment of dividends ....        (198,000)        (198,000)
                                                                 -----------      -----------

Increase in cash and cash equivalents ......................       3,249,000        1,331,000
Cash and cash equivalents, beginning .......................       1,835,000        2,641,000
                                                                 -----------      -----------
Cash and cash equivalents, ending ..........................     $ 5,084,000      $ 3,972,000
                                                                 ===========      ===========

Supplemental disclosures, cash paid for income taxes .......     $   152,000      $   271,000
                                                                 ===========      ===========

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

1.    BASIS OF PRESENTATION:

      The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004.

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

3.    PROPERTIES AND EQUIPMENT:

      At June 30, 2005, properties and equipment consists of:

Properties on lease or held for lease, land
 and land improvements .......................     $ 3,956,000
                                                   -----------

Petroleum storage facilities:
 Land and land improvements ..................       5,205,000
 Buildings and structures ....................       1,101,000
 Tanks and equipment .........................      10,638,000
                                                   -----------
                                                    16,944,000
                                                   -----------
Office equipment .............................          96,000
                                                   -----------
                                                    20,996,000
                                                   -----------
Less accumulated depreciation:
 Properties on lease or held for lease .......          10,000
 Petroleum storage facilities ................       5,826,000
 Office equipment ............................          86,000
                                                   -----------
                                                     5,922,000
                                                   -----------
                                                   $15,074,000
                                                   ===========

      The Company was the owner of a parking garage located on Parcel 7A in the Capital Center Project area, which was leased to an experienced parking operator for several years. In March 2005, the Company sold the parking garage with a carrying value of $1,443,000 to the tenant for $2,500,000 in cash but retained ownership of the underlying land which is leased to the former tenant for 99 years at a current annual contractual rental of $100,000. Consistent with other Company long-term land leases, the tenant pays the real property taxes on the land, which were $52,000 for 2004. The lease further provides for future cost-of-living rental adjustments and periodic appraisals.

      The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct two additional 152,000 barrel tanks at the petroleum storage facilities. In May 2005, the Company entered into a contract to construct one additional 152,000 barrel tank at an estimated cost of $1,700,000. Construction commenced in June 2005, and the Company has incurred costs of $54,000 through June 30, 2005. The Company anticipates that the tank will be completed in the fourth quarter of 2005. The Company expects to pay for the tank from available cash.

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

5.    DESCRIPTION OF LEASING ARRANGEMENTS:

      At June 30, 2005, the Company had entered into four long-term land leases for four separate parcels upon which the improvements have been completed (developed parcels), including the lease for the land under the parking garage discussed in Note 3. The Company has entered into three additional long-term land leases (undeveloped parcels) with commencement dates of April 1, 2004, January 1, 2005, and May 1, 2005, respectively, when construction of the improvements commenced.

      The Company also leases various parcels of land for outdoor advertising purposes under a lease having a remaining term of 28 years and parcels of land in or adjacent to the Capital Center Project area for public parking purposes under short-term cancellable leases.

      For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $19,826,000 through June 30, 2005. Management has concluded that a portion of the excess of straight-line over contractual rentals ($275,000 at June 30, 2005) is realizable when payable over the terms of the leases. In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon.

      Under the seven land leases which have commenced, the tenants are required to pay the City of Providence for real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of income. The real property taxes attributable to the Company's land under these leases totaled $285,000 and $519,000, respectively, (seven leases) for the three and six months ended June 30, 2005, and $136,000 and $215,000, respectively, (four leases) for the three and six months ended June 30, 2004.

      Under the lease which commenced January 1, 2005, the tenant is entitled to a credit for future rents equal to a portion of the property tax expense currently being paid by the tenant. For the three and six months ended June 30, 2005, the Company is reporting the portion of the real property taxes subject to the future credit ($38,000 and $75,000, respectively) as property tax expense on the accompanying consolidated statements of income and as accrued property taxes on the accompanying consolidated balance sheet. When the tenant makes the tax payment, the amount of the payment will be reclassified from accrued property taxes to deferred rental income. At June 30, 2005, the Company has reclassified $234,000 previously reported as property tax expense in 2004 from accrued property taxes to deferred rental income for payments made in 2005 by the tenant.

      Prior to the commencement of the lease on May 1, 2005, the Company received option payments pursuant to a month-to-month arrangement.

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

      For the three and six months ended June 30, 2005, the Company earned contingent revenues of $84,000 and $123,000 respectively. For the three and six months ended June 30, 2004, the Company earned contingent revenues of $98,000 and $140,000, respectively.

      In October 2004, the Company completed construction of a 152,000 barrel tank which Global immediately leased at a monthly cost of $35,000, increasing Global's monthly fee to $185,000. On May 1, 2005, the scheduled cost-of-living adjustment resulted in a total current monthly fee of $191,000.

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

      In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004, and the Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which the Company recorded as a liability in 2004. Through June 30, 2005, the Company has expended $67,000. The Company expects the system to be installed by the third quarter of 2005. The system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. The Company anticipates that the remediation process will be completed by the fourth quarter of 2006. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, thereby incurring additional costs.

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

      The Company is presently engaged in litigation with Properties over the question of whether either party has the obligation to indemnify the other for litigation expenses incurred in the underlying litigation with respect to the Pier pursuant to a 1986 Guaranty and Indemnity Agreement. The suit was commenced in New York and has been transferred to the United States District Court for the District of Rhode Island. Properties is claiming damages in an amount of not less than $498,000. Neither of the parties has engaged in any discovery on the damage claims. In February 2005, the Judge Magistrate issued a report and recommendation recommending that the Court deny and dismiss all of the claims asserted by the parties in the action. Both parties have appealed that recommendation and the Court heard oral arguments in May 2005. A decision is expected during 2005.

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

      The Company did not make the election and on March 31, 2005, the shares of Class B Common Stock were converted into shares of Class A Common Stock, resulting in the Company having 3,299,956 shares of Class A Common Stock outstanding, and the Excess Stock is no longer authorized.

8.    INCOME TAXES:

      In 2004, the Company received permanent condemnation proceeds from Amtrak which qualify for deferred reinvestment for income tax reporting purposes whereby the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, which resulted in the Company's not currently paying income taxes on the proceeds, subject to certain restrictions. Accordingly, the income tax provision of the three and six months ended June 30, 2004, reflected such election.

      Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at June 30, 2005, were as follows:

Gross deferred tax liabilities:
   Property having a financial statement basis
     in excess of tax basis ......................     $ 4,278,000
   Condemnation proceeds .........................         484,000
   Accrued rental income .........................         110,000
                                                       -----------
                                                         4,872,000

Gross deferred tax assets ........................        (338,000)
                                                       -----------
                                                       $ 4,534,000
                                                       ===========

9.    OPERATING SEGMENT DISCLOSURES:

      The Company operates in two segments: (1) Leasing and (2) Petroleum Storage Facilities.

      The Leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of the parking garage, and to pay real property taxes) and locations along interstate and primary highways in Rhode Island and Massachusetts (to a company which has constructed outdoor advertising boards thereon). The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center Project area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking purposes under short-term cancellable leasing arrangements.

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

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the six months ended June 30, 2005 and 2004.

The following financial information is used for making operating decisions and assessing performance of the Company's segments:

                                                                   Petroleum
                                                                    Storage
                                                  Leasing          Facilities           Total
                                               -------------      -------------     -------------
Six months ended June 30, 2005:
Revenues:
   Contractual ...........................     $   1,276,000      $   1,167,000     $   2,443,000
   Contingent ............................           114,000            123,000           237,000
   Option ................................            81,000                 --            81,000
   Gain on sale of parking garage ........         1,057,000                 --         1,057,000
   Noncash, excess of contractual over
     straight-line rentals ...............           (50,000)                --           (50,000)
                                               -------------      -------------     -------------
                                               $   2,478,000      $   1,290,000     $   3,768,000
                                               =============      =============     =============

Property tax expense .....................     $     389,000      $      44,000     $     433,000
                                               =============      =============     =============

Depreciation .............................     $      13,000      $     214,000     $     227,000
                                               =============      =============     =============

Income before income taxes ...............     $   1,981,000      $     405,000     $   2,386,000
                                               =============      =============     =============

Assets ...................................     $   4,402,000      $  11,992,000     $  16,324,000
                                               =============      =============     =============

Properties and equipment, additions ......     $          --      $     218,000     $     218,000
                                               =============      =============     =============

Six months ended June 30, 2004:
Revenues:
   Contractual ...........................     $   1,251,000      $     927,000     $   2,178,000
   Contingent ............................           127,000            140,000           267,000
   Option ................................           272,000                 --           272,000
   Attorneys fees judgment ...............           258,000                 --           258,000
   Noncash, excess of contractual over
     straight-line rentals ...............           (50,000)                --           (50,000)
                                               -------------      -------------     -------------
                                               $   1,858,000      $   1,067,000     $   2,925,000
                                               =============      =============     =============

Property tax expense .....................     $     735,000      $      38,000     $     773,000
                                               =============      =============     =============

Depreciation .............................     $      31,000      $     163,000     $     194,000
                                               =============      =============     =============

Income before income taxes ...............     $     998,000      $     206,000     $   1,204,000
                                               =============      =============     =============

Assets ...................................     $   6,032,000      $  10,469,000     $  16,501,000
                                               =============      =============     =============

Properties and equipment:
   Additions .............................     $     211,000      $     433,000     $     644,000
                                               =============      =============     =============
   Deletions .............................     $  (2,500,000)     $          --     $          --
                                               =============      =============     =============

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the six months ended June 30, 2005 and 2004:

                                                                     2005                2004
                                                                 -------------      -------------
Revenues:
   Operating segments ......................................     $   3,768,000      $   2,925,000
   Condemnation proceeds, permanent, including interest ....                --          1,622,000
   Interest income .........................................            33,000              7,000
                                                                 -------------      -------------
     Total consolidated revenues ...........................     $   3,801,000      $   4,554,000
                                                                 =============      =============

Property tax expense:
   Property tax expense for operating segments .............     $     433,000      $     773,000
   Unallocated corporate property tax expense ..............             1,000              1,000
                                                                 -------------      -------------
     Total consolidated property tax expense ...............     $     434,000      $     774,000
                                                                 =============      =============

Depreciation:
   Depreciation for operating segments .....................     $     227,000      $     194,000
   Unallocated corporate depreciation ......................             2,000              2,000
                                                                 -------------      -------------
     Total consolidated depreciation .......................     $     229,000      $     196,000
                                                                 =============      =============

Income before income taxes:
   Income for operating segments ...........................     $   2,386,000      $   1,204,000
   Condemnation proceeds, permanent ........................                --          1,622,000
   Interest income .........................................            33,000              7,000
   Unallocated corporate expenses ..........................          (620,000)          (520,000)
                                                                 -------------      -------------
     Total consolidated income before income taxes .........     $   1,799,000      $   2,313,000
                                                                 =============      =============

Assets:
   Assets for operating segments ...........................     $  16,324,000      $  16,501,000
   Corporate cash and cash equivalents .....................         4,323,000          3,503,000
   Other unallocated amounts ...............................            11,000             16,000
                                                                 -------------      -------------
     Total consolidated assets .............................     $  20,658,000      $  20,020,000
                                                                 =============      =============

Properties and equipment:
   Additions:
     Operating segments ....................................     $     218,000      $     644,000
     Unallocated corporate additions .......................                --             13,000
                                                                 -------------      -------------
       Total consolidated additions ........................     $     218,000      $     657,000
                                                                 =============      =============

   Deletion, parking garage, operating segment and
     total consolidated deletion ...........................     $  (2,500,000)     $          --
                                                                 =============      =============

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

As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage on the Company's land adjacent to the Railroad Station, and the Company paid one-half of the construction cost. Subsequently, the Company became the sole owner of the parking garage, which was leased to an experienced parking operator at an annual rental of $189,000. In March 2005, the Company sold the parking garage to the tenant for $2,500,000 in cash but retained ownership of the underlying land which is leased to the former tenant for 99 years at a current annual contractual rental of $100,000. Consistent with other Company long-term land leases, the tenant pays the real property taxes on the land, which were $52,000 for 2004. The lease further provides for future cost-of-living rental adjustments and periodic appraisals.

The Company first began offering parcels for lease in the late 1980's. At June 30, 2005, four developed parcels have been leased by the Company under long-term leases of 99 years or more (including the lease for the land under the parking garage). Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex, a 114,000 square foot office building, and the parking garage. The Company has entered into three additional long-term land leases (undeveloped parcels) which commenced April 1, 2004, January 1, 2005 and May 1, 2005.

Prior to the commencement of the May 1, 2005 lease, the Company received option payments from the tenant pursuant to a month-to-month arrangement.

The Company continues to seek developers for the remaining four parcels in the Capital Center which contain 2.9 acres. The Company is unable to predict when these parcels will be leased and, pending future development, are subject to short-term leases to the parking operator.

Additionally, the Company, through a wholly-owned subsidiary, leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising under a lease which expires in 2033. Presently, there are twenty-six locations under lease with Lamar containing fifty billboard faces. Of these locations, twenty-two are owned by the Company, and four are leased by the Company from third parties under leases with original terms of one to five years. The term of the Lamar lease is extended for two years for each additional location added. Although no new locations have been added since 2002, one structure was moved to a different location and the lease was extended for two years.

In July 2005, one of the Company's leases with a third party terminated and the Company was unable to negotiate a renewal. In July 2005, the Company sold the permit for the billboard to the former lessor for $100,000 in cash, and this location was removed from the Lamar lease. For 2004, the leasing revenue (including contingent rent) from this location was $50,000 and the lease expense was $11,000.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004 and the Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimated a total cost of $200,000 to design and install the system, which amount was recorded in the fourth quarter of 2004. Through June 30, 2005, the Company has expended $67,000. The Company expects the system to be installed by the third quarter of 2005. The system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. The Company anticipates that the remediation process will be completed by the fourth quarter of 2006. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, thereby incurring additional costs

In 2002, during testing of monitoring wells at the Petroleum Facilities, the Company's consultant discovered free floating phase product in a groundwater monitoring well located on that portion of the Petroleum Facilities purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Petroleum Facilities. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Company's Petroleum Facilities. The Company notified RIDEM. The Company will continue to monitor RIDEM's investigation of this contamination to ensure that the responsible party addresses this contamination.

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

In 2004, the Company constructed a 152,000 barrel tank. The Company has sufficient land to further expand the storage capacity and has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct two additional 152,000 barrel tanks. In May 2005, the Company entered into a contract to construct one additional tank at an estimated cost of $1,700,000. Construction commenced in June 2005, and the Company has incurred costs of $54,000 through June 30, 2005. The Company anticipates that the tank will be completed in the fourth quarter of 2005. Global has agreed to use the new tank when completed at a monthly fee of $36,000 until April 30, 2006, at which time it has the option to include the new tank under the existing Amended Agreement. The Company has no present plans to build the last tank for which it has approvals.

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

The Company did not make the election, and on March 31, 2005, the shares of Class B Common Stock were converted into shares of Class A Common Stock, resulting in the Company having 3,299,956 shares of Class A Common Stock outstanding, and the Excess Stock is no longer authorized.

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

      Exclusive of the $1,057,000 gain on the sale of the parking garage and the $258,000 received for the attorneys fees, for the three and six months ended June 30, 2005, revenue from leasing decreased $88,000 and $179,000, respectively, from 2004. Prior to the commencement of the long-term land leases in 2004 and 2005, the Company was receiving option payments and revenue from a short-term surface parking lease but was paying all real property taxes. Upon commencement of the leases, the Company receives an annual rental which is lower during the construction and lease-up periods (approximately five years) but the tenant directly pays the real property taxes, resulting in a decrease in real property tax expense of $165,000 and $346,000, respectively, for the three and six months ended June 30, 2005. The net effect of these changes is the principal reason for the increase to income before income taxes of the leasing segment for the three and six months ended June 30, 2005.

      Petroleum storage:

      For the three and six months ended June 30, 2005, revenue from petroleum storage facilities increased $130,000 and $223,000 from 2004 due principally to fees for the new 152,000 barrel tank effective October 2004 and higher monthly fees resulting from the annual cost-of-living adjustment, offset in part by lower contingent revenues. For the three and six months ended June 30, 2005, expenses applicable to petroleum storage facilities remained approximately at the 2004 level. Higher depreciation expense related principally to the tank constructed in 2004 and costs associated with maintaining and monitoring the security at the petroleum storage facilities as required by the Department of Homeland Security were offset principally by lower legal fees in connection with the Wilkesbarre Pier litigation.

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

      For the three and six months ended June 30, 2005, general and administrative expenses increased $77,000 and $100,000 from 2004 due to various items, including the costs associated with the conversion of the Class B common stock to Class A common stock and expenses associated with responding to a tender offer to acquire up to 285,000 shares of Company's stock which commenced May 2, 2005, and ended June 13, 2005, at which time the tender offeror acquired 9,675 shares of the Company's Class A common stock.

      Liquidity:

      Historically, the Company has had adequate liquidity to fund its operations.

      Under the land leases for undeveloped parcels, developers made option payments. Under one lease, the developer made a $100,000 option payment in December 2003, which option terminated March 31, 2004. This lease commenced April 1, 2004, under the terms of which the Company receives an annual contractual rental of $100,000 during the seven-year construction and lease-up phases, and the tenant commenced paying real property taxes at a current annual rate of $232,000.

      A second land lease for an undeveloped parcel commenced January 1, 2005, under the terms of which the Company receives an annual contractual rental equal to the option revenue it was previously receiving ($24,000) during the thirty-month construction phase. The tenant pays real property taxes, commencing with the tax payments for 2004 due in January and April 2005, totaling $234,000 for which the tenant will receive a credit against future rentals starting in 2010. The current annual rate for the 2005 real property taxes is $518,000. The tenant will be entitled to additional credits against future rentals for a portion of these real property taxes paid ($150,000 per year) for the years 2005 and 2006.

      Under a third land lease for an undeveloped parcel, the Company received option payments equal to the real property taxes, which option terminated April 30, 2005. This lease commenced May 1, 2005, under the terms of which the Company receives an annual contractual rental of $36,000 during the three-year construction phase, and the tenant commenced paying real property taxes at a current rate of $243,000.

      Under one of the long-term land leases which commenced in 1988, a scheduled annual contractual rent increase of $100,000 became effective October 2004.

      Under another long-term land lease which commenced in 1988, during 2004 the tenant advised the Company that its sub-tenant would vacate the entire building by December 31, 2004, and the Company's tenant was attempting to find a suitable replacement sub-tenant for the building. In December 2004, the tenant filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the filing by the tenant, the tenant was current in its rent. The lease provides for a scheduled annual rent increase of $46,000 based upon a cost-of-living adjustment which became effective February 2005. Subsequent to the filing, with the permission of the Court, the tenant has continued to make the rental and other payments required under the lease. Based upon documents filed by the tenant, management believes that the tenant has sufficient cash resources to continue to pay the rent and other amounts required to be paid under the lease until at least September 2005.

      In 2004, the Company received permanent condemnation proceeds from Amtrak of $1,428,000, excluding interest, which qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, which results in the Company's not currently paying income taxes on the proceeds, subject to certain restrictions. The Company filed its 2004 income tax returns, making such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. However, the Company will be required to reinvest the condemnation proceeds in qualifying assets by December 31, 2007, or then pay the income tax on the unexpended proceeds. In 2004, the Company purchased qualifying assets totaling $216,000.

      In 2004, the Company constructed a 152,000 barrel tank at a total cost of $1,226,000. Effective October 15, 2004, Global commenced using the new tank at a monthly fee of $35,000, which increased Global's monthly fee to $185,000, subject to annual cost-of-living adjustments. The Company anticipates painting the new tank in the fall of 2005 at an estimated cost of $92,000. The Company has obtained all the necessary approvals from the City of East Providence and State of Rhode Island to construct two additional 152,000 barrel tanks at the Petroleum Facilities. In May 2005, the Company entered into a contract to construct one additional tank at an estimated total cost of $1,700,000. The increased cost of the new tank results principally from the tank's location in the petroleum storage facilities as well as increased steel costs. Construction commenced in June 2005. The Company anticipates that the tank will be completed December 2005. The Company expects to pay for the tank with available cash. Global has agreed to use the new tank when completed at a monthly fee of $36,000 until April 30, 2006, at which time it has the option to include the new tank under the existing Amended Agreement at a total monthly fee of $227,000, subject to annual cost-of-living adjustments. The Company has no present plans to build the last tank for which it has approvals.

      Regulations of the Department of Homeland Security required the Company to secure the Petroleum Facilities (including the Wilkesbarre Pier) against possible threats by the installation of fences, barricades and similar items in 2004. For the three and six months ended June 30, 2005, the Company incurred expenses of $25,000 and $39,000, respectively, to maintain the installation. The Company cannot predict what additional expenses it may incur in the future to maintain the required security levels.

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

      Other than the tank under construction, remaining commitments for the purchase of properties and equipment are immaterial.

      In 2004, the Company paid a dividend of $99,000 each quarter to holders of Class A and Class B Common Stock at the rate of $.03 per share per quarter. In addition, in December 2004, the Company paid a special dividend of $594,000 to holders of Class A and Class B Common Stock at the rate of $.18 per share. In January 2005, the Company paid a quarterly dividend of $99,000 to holders of both classes of stock. On April 1, 2005, Class B Common Stock was converted into Class A Common Stock. In April 2005, the Company paid a quarterly dividend of $99,000 to holders of its Class A Common Stock. The declaration of future dividends and the amount thereof will depend on the Company's future earnings, financial factors and other events.

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

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders was held on April 26, 2005. Of the 3,000,000 "A" shares entitled to vote, 2,806,754 shares of stock were present, in person or by proxy. Of the 299,956 "B" shares entitled to vote, 193,686 shares of stock were present, in person or by proxy.

      All directors of the Issuer are elected on an annual basis and the following were so elected at this Annual Meeting: Ronald P. Chrzanowski, Alfred J. Corso, Robert H. Eder, Harold J. Harris, and Harris N. Rosen. Of the "A" shares, each director received 2,802,294 affirmative votes; 4,460 votes withheld. Of the "B" shares, each director received 183,630 affirmative and 56 votes withheld.

      Also presented for approval was a resolution for the appointment of Lefkowitz, Garfinkel, Champi & DeRienzo P.C. as independent auditors of the accounts of the Issuer for the year 2005. Of the "A" shares, the resolution received 2,806,620 votes for the resolution, 1 vote against the resolution and 133 votes abstaining. Of the "B" shares, the resolution received 182,234 votes for the resolution, 1,440 votes against the resolution and 12 votes abstained.

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

      10    Material contracts:

            (a)   LEASE BETWEEN METROPARK, LTD. AND COMPANY:

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

      32.2 Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) A report on Form 8-K was filed April 29, 2005, reporting salary increases for the Chairman and Principal Executive Officer, President and Treasurer of the Issuer and increased fees and retainers for the members of the Board of Directors of the Issuer.

      A report on Form 8-K was filed May 9, 2005, announcing the commencement of construction of an underground parking structure, retail pavilion and two residential towers on the Issuer's property in the Capital Center in downtown Providence, Rhode Island.

      A report on Form 8-K was filed May 17, 2005, reporting that the Issuer had sent a letter to shareholders responding to the tender offer by Mercury Real Estate Advisors LLC.

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

                                          CAPITAL PROPERTIES, INC.

                                          By /s/ Robert H. Eder
                                             -----------------------------------
                                             Robert H. Eder
                                             Chairman of the Board and
                                               Principal Executive Officer

                                          By /s/ Barbara J. Dreyer
                                             -----------------------------------
                                             Barbara J. Dreyer
                                             Treasurer and Principal Financial
                                               Officer

DATED:    July 27, 2005