Form 10QSB
period 2005-09-30
CAPITAL PROPERTIES INC /RI/
filed 2005-11-01
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number 0-9380
CAPITAL PROPERTIES, INC.
(Name of small business issuer in its charter)

Rhode Island (State or other jurisdiction of incorporation or organization)	05-0386287 (IRS Employer Identification No.)
100 Dexter Road
East Providence, Rhode Island 02914
(Address of principal executive offices) (Zip Code)
(401) 435-7171
(Small business issuer’s telephone number, including area code)
Check whether the small business issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:
As of October 31, 2005, the Issuer had 3,299,956 shares of Class A Common Stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I
Item 1. Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(Unaudited)

ASSETS

Properties and equipment (net of accumulated depreciation)	$16,064,000
Cash and cash equivalents	5,100,000
Receivables, tenant and other	77,000
Accrued rental income	254,000
Prepaid and other	240,000

$21,735,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$292,000
Environmental remediation	122,000
Other, including $636,000 relating to tank under construction	888,000
Deferred rental income	272,000
Income taxes:
Current	646,000
Deferred, net	4,539,000

6,759,000

Commitment (Note 5)

Shareholders’ equity:
Class A common stock, $.01 par; authorized 6,000,000 shares; issued and outstanding 3,299,956 shares	33,000
Capital in excess of par	11,795,000
Retained earnings	3,148,000

14,976,000

$21,735,000

     See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Revenues:
Leasing	$722,000	$729,000	$3,200,000	$2,587,000
Petroleum storage facilities	638,000	465,000	1,928,000	1,532,000

	1,360,000	1,194,000	5,128,000	4,119,000
Condemnation proceeds, including interest of $244,000, in the nine months ended September 30, 2004	—	50,000	—	1,672,000
Interest	32,000	6,000	65,000	13,000

	1,392,000	1,250,000	5,193,000	5,804,000

Expenses:
Expenses applicable to:
Leasing	133,000	304,000	630,000	1,164,000
Petroleum storage facilities	421,000	386,000	1,306,000	1,247,000
General and administrative	305,000	242,000	925,000	763,000

	859,000	932,000	2,861,000	3,174,000

Income before income taxes	533,000	318,000	2,332,000	2,630,000

Income tax expense:
Current	198,000	80,000	940,000	368,000
Deferred	5,000	49,000	11,000	674,000

	203,000	129,000	951,000	1,042,000

Net income	$330,000	$189,000	$1,381,000	$1,588,000

Basic income per common share	$.10	$.06	$.42	$.48

Dividends on common stock	$.03	$.03	$.09	$.09

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$1,381,000	$1,588,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of parking garage	(1,057,000)	—
Sale of billboard permit	(100,000)	—
Condemnation proceeds	—	(1,672,000)
Depreciation	335,000	300,000
Deferred income taxes	11,000	674,000
Other, principally net changes in receivables, prepaids, accounts payable, accrued expenses, deferred rental income, and income taxes	1,074,000	(102,000)

Net cash provided by operating activities	1,644,000	788,000

Cash flows from investing activities:
Proceeds from:
Sale of parking garage	2,500,000	—
Sale of billboard permit	100,000	—
Condemnation	—	1,672,000
Payments for properties and equipment	(682,000)	(1,460,000)

Net cash provided by investing activities	1,918,000	212,000

Cash used in financing activities, payment of dividends	(297,000)	(297,000)

Increase in cash and cash equivalents	3,265,000	703,000
Cash and cash equivalents, beginning	1,835,000	2,641,000

Cash and cash equivalents, ending	$5,100,000	$3,344,000

Supplemental disclosures, cash paid for income taxes	$152,000	$320,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
1.	Basis of presentation:

The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004.

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

3.	Properties and equipment:

At September 30, 2005, properties and equipment consists of:

Properties on lease or held for lease, land and land improvements	$3,956,000

Petroleum storage facilities:
Land and land improvements	5,330,000
Buildings and structures	1,101,000
Tanks and equipment, including tank under construction of $1,000,000	11,609,000

18,040,000

Office equipment	96,000

22,092,000

Less accumulated depreciation:
Properties on lease or held for lease	10,000
Petroleum storage facilities	5,930,000
Office equipment	88,000

6,028,000

$16,064,000

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
In May 2005, the Company entered into a contract to construct a 152,000 barrel tank at an estimated cost of $1,700,000. Construction commenced in June 2005, and the Company has incurred costs of $1,000,000 through September 30, 2005. The Company anticipates that the tank will be completed in the fourth quarter of 2005. The Company expects to continue paying for this tank from available cash. The Company has sufficient land and the necessary approvals from the City of East Providence and State of Rhode Island for one additional tank. In 2006, the Company intends to construct a 175,000 barrel tank at an estimated cost of $2,000,000.
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

In 2004, Amtrak also permanently condemned a small portion of land surrounding a pole erected by Amtrak on one of the Company’s parcels. The Company and Amtrak entered into an agreement in full settlement of this matter for which the Company received $50,000 in September 2004.

Claim against City of Providence for attorneys fees:

In 1997, the City revalued certain of the Company’s properties within the Capital Center area in downtown Providence, Rhode Island, and reached back six years to assess over $13,000,000 in back taxes, interest and penalties on the properties based upon a retroactive increase in the assessed values. These increases were not a part of a city-wide revaluation. The Company contended that this action by the City was both unprecedented and illegal.

In another action, the City claimed that the Company was not the owner of a certain parcel of land in the Capital Center (Disputed Parcel), which the Company purchased in 1989 from the State of Rhode Island subsequent to the State’s acquiring the parcel from the City. Moreover, the City attempted to condemn the Disputed Parcel. The Company contested both the City’s claim of ownership and the City’s attempt to condemn the Disputed Parcel.

In 1999, the Rhode Island Superior Court (Superior Court) ruled in favor of the Company and found (1) that both the City’s new tax assessments and back taxes were illegal and void, and (2) that the Company is the rightful owner of the Disputed Parcel and that the City had no right to condemn same. The City appealed the judgments to the Rhode Island Supreme Court (Supreme Court), which denied and dismissed the City’s appeal in 1999.

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

At September 30, 2005, the Company had entered into four long-term land leases for four separate parcels upon which the improvements have been completed (developed parcels), including the lease for the land under the parking garage discussed in Note 3. The Company has entered into three additional long-term land leases (undeveloped parcels) with commencement dates of April 1, 2004, January 1, 2005, and May 1, 2005, respectively. Construction of the improvements has commenced on two of the three parcels.

The Company also leases various parcels of land in or adjacent to the Capital Center Project area for public parking purposes under short-term cancellable leases.

For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $20,741,000 through September 30, 2005. Management has concluded that a portion of the excess of straight-line over contractual rentals ($254,000 at September 30, 2005) is realizable when payable over the terms of the leases. In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon.

Under the seven land leases which have commenced, the tenants are required to pay the City of Providence for real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of income. The real property taxes attributable to the Company’s land under these leases totaled $322,000 and $955,000, respectively, (seven leases) for the three and nine months ended September 30, 2005, and $136,000 and $352,000, respectively, (four leases) for the three and nine months ended September 30, 2004.

Under the lease which commenced January 1, 2005, the tenant is entitled to a credit for future rents equal to a portion of the property tax expense currently being paid by the tenant. For the three and nine months ended September 30, 2005, the Company is reporting the portion of the real property taxes subject to the future credit ($38,000 and $113,000, respectively) as property tax expense on the accompanying consolidated statements of income and as accrued property taxes on the accompanying consolidated balance sheet. When the tenant makes the tax payment, the amount of the payment is reclassified from accrued property taxes to deferred rental income. At September 30, 2005, the Company is reporting $272,000 of deferred rental income on the accompanying consolidated balance sheet.

Prior to the commencement of another’s parcel lease on May 1, 2005, the Company received option payments pursuant to a month-to-month arrangement.

The Company also leases various parcels of land for outdoor advertising purposes to Lamar Outdoor Advertising under a lease having a remaining term of 28 years. Presently, there are 25 locations under lease with 48 billboard faces. Of these locations, 22 are owned by the Company and 3 are leased by the Company from third parties under leases with original terms of one to 11 years. In July 2005, another of the Company’s leases with a third party terminated since the Company had been unable to negotiate a renewal. In July 2005, the Company sold the permit for this billboard to the former lessor for $100,000 in cash, which amount is reported as leasing revenue on the accompanying consolidated statements of income for the three and nine months ended September 30, 2005.

Leasing revenues included in the accompanying consolidated statements of income consist of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Contractual	$628,000	$649,000	$1,904,000	$1,900,000
Contingent	15,000	13,000	129,000	140,000
Option	—	66,000	81,000	338,000
Gain on sale of parking garage	—	—	1,057,000	—
Sale of billboard permit	100,000	—	100,000	—
Excess of contractual over straight-line rentals	(21,000)	1,000	(71,000)	(49,000)
Attorneys fees judgment	—	—	—	258,000

	$722,000	$729,000	$3,200,000	$2,587,000

6.	Petroleum storage facilities:

Current operations:

The Company and Global Companies, L.L.C. (Global) are parties to an agreement whereby the Company operates the entire Petroleum Facilities for Global. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements.

In May 2003, the Company and Global entered into an amended and restated lease agreement (Amended Agreement) which, among other things, provides as follows: (1) the Amended Agreement will expire April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice; (2) Global may terminate the Amended Agreement on or after April 30, 2008, upon one year’s written notice; (3) Global will pay a monthly fee of $150,000 effective May 1, 2004, subject to annual cost-of-living adjustments; (4) Global will reimburse the Company for any increase in real property taxes over the 2002 level; and (5) the Company will receive an additional $.10 per barrel for every barrel in excess of 4,000,000 barrels of throughput in any agreement year.

For the nine months ended September 30, 2005 and 2004, the Company earned contingent revenues of $123,000 and $140,000, respectively.

In October 2004, the Company completed construction of a 152,000 barrel tank which Global immediately leased at a monthly cost of $35,000, increasing Global’s monthly fee to $185,000. On May 1, 2005, the scheduled cost-of-living adjustment resulted in a total current monthly fee of $191,000.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004, and the Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which the Company recorded as a liability in 2004. Through September 30, 2005, the Company has expended $78,000. The Company expects the system to be installed during the first quarter of 2006. The system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. The Company anticipates that the remediation process will be completed by the second quarter of 2007. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company’s incurring additional costs.

Environmental incident:

In 2002, during testing of monitoring wells at the Petroleum Facilities, the Company’s consultant discovered free floating phase product in a groundwater monitoring well located on that portion of the Petroleum Facilities purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Petroleum Facilities. However, in the 1950’s gasoline was stored on the Company’s property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Company’s Petroleum Facilities. The Company notified RIDEM. The Company will continue to monitor RIDEM’s investigation of this contamination to ensure that the responsible party addresses this contamination.

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

The Company was engaged in litigation with Properties over the question of whether either party had the obligation to indemnify the other for litigation expenses incurred in the underlying litigation with respect to the Pier pursuant to a 1986 Guaranty and Indemnity Agreement. In February 2005, the Judge Magistrate of the United States District Court for the District of Rhode Island recommended that the Court deny and dismiss all of the claims asserted by the parties in the action. Both parties appealed that recommendation, and in September 2005, the Court denied and dismissed all claims. Both parties have thirty days in which to appeal the Court’s decision, and the Company is currently evaluating whether or it will file an appeal.

7.	Shareholders’ equity:

In December 2001, the Company amended its Articles of Incorporation to create three classes of $.01 par value stock—Class A Common Stock, Class B Common Stock, and Excess Stock. The Company converted the then outstanding 3,000,000 shares of $1.00 par value common shares into 3,000,000 shares of Class A Common Stock. In addition, the Company issued (in the form of a stock dividend) 299,956 shares of Class B Common Stock (one share for each ten shares of Class A Common Stock held). No fractional Class B shares were issued.

The amended Articles of Incorporation prohibited any shareholder from acquiring more than a 5% interest in the Company’s classes of common stock and prohibited the two shareholders who each beneficially then owned in excess of 5% of the Company’s classes of common stock from increasing their percentage ownership of each class of common stock. The purpose of the amendment of the Articles of Incorporation was to provide the Company with the necessary flexibility to qualify to be taxed as a real estate investment trust (REIT). The amendment provided that if the Company did not make an election to be taxed as a REIT on or before March 31, 2005, the restrictions on share ownership would automatically lapse and shares of Class B Common Stock would automatically be converted into shares of Class A Common Stock on a one for one basis.

The Company did not make the election and on March 31, 2005, the shares of Class B Common Stock were converted into shares of Class A Common Stock, resulting in the Company having 3,299,956 shares of Class A Common Stock outstanding, and the Excess Stock is no longer authorized.
8.	Income taxes:

In 2004, the Company received permanent condemnation proceeds from Amtrak which qualify for deferred reinvestment for income tax reporting purposes whereby the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, which resulted in the Company’s not then paying income taxes on the proceeds, subject to certain restrictions. Accordingly, the income tax provision of the three and nine months ended September 30, 2004, reflected such election.

Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at September 30, 2005, were as follows:

Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$4,311,000
Condemnation proceeds	484,000
Accrued rental income	102,000

4,897,000
Gross deferred tax assets	(358,000)

$4,539,000

9.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum Storage Facilities.

The Leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of the parking garage, and to pay real property taxes) and locations along interstate and primary highways in Rhode Island and Massachusetts. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center Project area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking purposes under short-term cancellable leasing arrangements.

The Petroleum Storage Facilities segment consists of the operating of the Petroleum Facilities in East Providence under an Amended Agreement effective May 1, 2003, that expires in 2013 at a fixed monthly rate for Global which stores and distributes petroleum products. The Amended Agreement includes provisions to extend and additional payments based upon throughput. (See Note 6).

The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the asset constructed on the Company’s land, whereas the Company is responsible for the operating and maintenance expenditures as well as capital improvements at the Petroleum Facilities.

The Company makes decisions relative to the allocation of resources and evaluates performance based on income before income taxes, excluding interest income, permanent condemnation proceeds and certain corporate expenses.

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the nine months ended September 30, 2005 and 2004.

The following financial information is used for making operating decisions and assessing performance of the Company’s segments:

		Petroleum
		Storage
	Leasing	Facilities	Total
Nine months ended September 30, 2005:

Revenues	$3,200,000	$1,928,000	$5,128,000

Property tax expense	$441,000	$69,000	$510,000

Depreciation	$13,000	$318,000	$331,000

Income before income taxes	$2,570,000	$622,000	$3,192,000

Assets	$4,303,000	$12,798,000	$17,101,000

Properties and equipment:
Additions	$—	$1,314,000	$1,314,000

Deletion	$(2,500,000)	$—	$(2,500,000)

		Petroleum
		Storage
	Leasing	Facilities	Total
Nine months ended September 30, 2004:

Revenues	$2,587,000	$1,532,000	$4,119,000

Property tax expense	$969,000	$58,000	$1,027,000

Depreciation	$47,000	$250,000	$297,000

Income before income taxes	$1,423,000	$285,000	$1,708,000

Assets	$6,000,000	$11,753,000	$17,753,000

Properties and equipment, additions	$215,000	$1,646,000	$1,861,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the nine months ended September 30, 2005 and 2004:

	2005	2004
Income:
Revenues for operating segments	$5,128,000	$4,119,000
Condemnation proceeds, including interest	—	1,672,000
Interest income	65,000	13,000

Total consolidated income	$5,193,000	$5,804,000

Property tax expense:
Property tax expense for operating segments	$510,000	$1,027,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$511,000	$1,028,000

Depreciation:
Depreciation for operating segments	$331,000	$297,000
Unallocated corporate depreciation	4,000	3,000

Total consolidated depreciation	$335,000	$300,000

Income before income taxes:
Income for operating segments	$3,192,000	$1,708,000
Condemnation proceeds	—	1,672,000
Interest income	65,000	13,000
Unallocated corporate expenses	(925,000)	(763,000)

Total consolidated income before income taxes	$2,332,000	$2,630,000

	2005	2004
Assets:
Assets for operating segments	$17,101,000	$17,753,000
Corporate cash and cash equivalents	4,625,000	2,754,000
Other unallocated amounts	9,000	15,000

Total consolidated assets	$21,735,000	$20,522,000

Properties and equipment:
Additions:
Operating segments	$1,314,000	$1,861,000
Unallocated corporate additions	—	13,000

Total consolidated additions	$1,314,000	$1,874,000

Deletion, parking garage, operating segment and total consolidated deletion	$(2,500,000)	$—

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
Certain portions of this report, and particularly the Management’s Discussion and Analysis or Plan of Operations and the Notes to the unaudited Consolidated Financial Statements, contain forward-looking statements which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectibility of the accrued rental income when due over the terms of the long-term land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the final outcome of the Wilkesbarre Pier litigation; and exposure to contamination, cleanup or similar costs associated with the operation of the petroleum storage facilities.
1.	Overview:

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which was discussed in the Company’s Form 10-KSB for the year ended December 31, 2004. There have been no changes to the application of this accounting policy since December 31, 2004.

Segments:

The Company operates in two segments, leasing and petroleum storage.

Leasing:

The leasing segment is principally devoted to the leasing of Company-owned land in the Capital Center Project area (Capital Center), in downtown Providence, Rhode Island under long-term ground leases. The Company owns approximately 18 acres in the Capital Center consisting of 11 individual parcels. The Capital Center (approximately 77 acres of land) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (Amtrak) and the Company during the 1980’s in which two rivers, the Moshassuck and the Woonasquatucket, were moved, a new railroad station (the Railroad Station) was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area. The Company has not acted, and does not intend to act, as a developer with respect to any improvements constructed on Company-owned parcels.

As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage on the Company’s land adjacent to the Railroad Station,

and the Company paid one-half of the construction cost. Subsequently, the Company became the sole owner of the parking garage, which was leased to an experienced parking operator at an annual rental of $189,000. In March 2005, the Company sold the parking garage to the tenant for $2,500,000 in cash but retained ownership of the underlying land which is leased to the former tenant for 99 years at a current annual contractual rental of $100,000. Consistent with other Company long-term land leases, the tenant pays the real property taxes on the land, which were $52,000 for 2004. The lease further provides for future cost-of-living rental adjustments and periodic appraisals.

The Company first began offering parcels for lease in the late 1980’s. At September 30, 2005, four developed parcels have been leased by the Company under long-term leases of 99 years or more (including the lease for the land under the parking garage). Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex, a 114,000 square foot office building, and the 330-car parking garage. The Company has entered into three additional long-term land leases (undeveloped parcels) which commenced April 1, 2004, January 1, 2005 and May 1, 2005.

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

Additionally, the Company, through a wholly-owned subsidiary, leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising under a lease which expires in 2033. Presently, there are 25 locations under lease with Lamar containing 48 billboard faces. Of these locations, 22 are owned by the Company, and 3 are leased by the Company from third parties under leases with original terms of one to eleven years. The term of the Lamar lease is extended for two years for each additional location added. Although no new locations have been added since 2002, one structure was moved to a different location and the lease was extended for two years.

In July 2005, another of the Company’s leases with a third party terminated since the Company had been unable to negotiate a renewal. In July 2005, the Company sold the permit for this billboard to the former lessor for $100,000 in cash, and this location was removed from the Lamar lease. For 2004, the leasing revenue (including contingent rent) from this location was $50,000 and the lease expense was $11,000.

Petroleum storage facilities:

The Company, through a wholly-owned subsidiary, owns a 676,500 barrel petroleum storage facility (Petroleum Facilities) located in East Providence, Rhode Island. The Petroleum Facilities utilize the Company’s Wilkesbarre Pier and a pipeline connecting the Wilkesbarre Pier to the Petroleum Facilities. The Company (through this wholly-owned subsidiary) and Global Companies, LLC (Global) are parties to an agreement whereby the Company (through another wholly-owned subsidiary) operates the entire Petroleum Facilities for Global at a fixed monthly rate which is subject to annual cost-of-living adjustments. The agreement expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice. Global may terminate the agreement on or after April 30, 2008, upon one year’s written notice. The agreement includes provisions for additional payments based upon throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year and for any increases in real property taxes. The Company bears all of the operating costs with respect to the Petroleum Facilities, including real estate taxes and insurance. In addition, Global was granted an option to purchase the Petroleum Facilities at any time during the term of the agreement under the terms and conditions set forth in an option agreement.

As described in Note 6 of Notes to Consolidated Financial Statements, the Company was in litigation (Wilkesbarre Pier litigation) with Getty Petroleum Marketing, Inc. and Getty Properties Corp. over the rights of others to utilize the Wilkesbarre Pier. During 2003, the Company settled all litigation with Getty Petroleum Marketing, Inc. In 2003, the Company appealed to the U. S. Court of Appeals for the First Circuit the inconsistent judgments concerning whether the Company or Getty Properties Corp. was responsible for the cost of the fire suppression equipment at the Pier. In December 2004, the Company’s appeal was denied.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004 and the Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimated a total cost of $200,000 to design and install the system, which amount was recorded in the fourth quarter of 2004. Through September 30, 2005, the Company has expended $78,000. The Company expects the system to be installed during the first quarter of 2006. The system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. The Company anticipates that the remediation process will be completed by the second quarter of 2007. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company’s incurring additional costs.

In 2002, during testing of monitoring wells at the Petroleum Facilities, the Company’s consultant discovered free floating phase product in a groundwater monitoring well located on that portion of the Petroleum Facilities purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Petroleum Facilities. However, in the 1950’s gasoline was stored on the Company’s property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Company’s Petroleum Facilities. The Company notified RIDEM. The Company will continue to monitor RIDEM’s investigation of this contamination to ensure that the responsible party addresses this contamination.

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

In 2004, the Company constructed a 152,000 barrel tank which was completed in October 2004. In June 2005, the Company commenced construction of another 152,000 barrel tank with an estimated cost of $1,700,000. The Company has incurred costs of $1,000,000 through September 30, 2005. The Company anticipates that the tank will be completed in the fourth quarter of 2005. When completed, Global will include the new tank under the existing Amended Agreement at a monthly fee of $36,000, which will increase Global’s monthly fee to $227,000, subject to annual cost-of-living increases. The Company has sufficient land and the necessary approvals from the City of East Providence and State of Rhode Island for one additional tank. In 2006, the Company intends to construct a 175,000 barrel tank at an estimated cost of $2,000,000.

The Company manages its exposure to contamination, remediation or similar costs associated with the Petroleum Facilities through adherence to established procedures for operations and equipment maintenance.

Changes in capital structure:

In December 2001, the Company amended its Articles of Incorporation to create three classes of $.01 par value stock—Class A Common Stock, Class B Common Stock, and Excess Stock. The Company converted the then outstanding 3,000,000 shares of $1.00 par value common shares into 3,000,000 shares of Class A Common Stock. In addition, the Company issued (in the form of a stock dividend) 299,956 shares of Class B Common Stock (one share for each ten shares of Class A Common Stock held). No fractional Class B shares were issued.

The amended Articles of Incorporation prohibited any shareholder from acquiring more than a 5% interest in the Company’s classes of common stock and prohibited the two shareholders who each beneficially then owned in excess of 5% of the Company’s classes of common stock from increasing their percentage ownership of each class of common stock. The purpose of the amendment of the Articles of Incorporation was to provide the Company with the necessary flexibility to qualify to be taxed as a real estate investment trust (REIT). The amendment provided that if the Company did not make an election to be taxed as a REIT on or before March 31, 2005, the restrictions on share ownership would automatically lapse and shares of Class B Common Stock would automatically be converted into shares of Class A Common Stock on a one for one basis.

The Company did not make the election, and on March 31, 2005, the shares of Class B Common Stock were converted into shares of Class A Common Stock, resulting in the Company having 3,299,956 shares of Class A Common Stock outstanding, and the Excess Stock is no longer authorized.

2.	Results of Operations:

Leasing segment:

As discussed above, in March 2005 the Company sold its parking garage for $2,500,000, resulting in a gain of $1,057,000, and in July 2005 the Company sold a billboard permit for $100,000.

In 1997, the City of Providence revalued certain of the Company’s properties within the Capital Center area, reaching back six years to assess over $13,000,000 in back taxes, interest and penalties based upon a retroactive increase in the assessed values. The Company contended that this action by the City was both unprecedented and illegal. In another action, the City claimed that the Company was not the owner of a certain parcel in the Capital Center and also attempted to condemn that parcel. The Company contested both of the City’s actions. In 1999, after prevailing on the merits in both actions, the Company made claim against the City for attorneys fees. In 2000, the Company was awarded attorneys fees of $258,000. The City filed an appeal in the Rhode Island Supreme Court. In January 2004, the Supreme Court affirmed the judgment against the City, and the Company received the payment from the City in March 2004. No interest was awarded on the judgment.

Exclusive of the $1,057,000 gain on the sale of the parking garage and the $100,000 from the sale of the billboard permit received in 2005 and the $258,000 received for the attorneys fees in 2004, for the three and nine months ended September 30, 2005, revenue from leasing decreased $107,000 and $286,000, respectively, from 2004. Prior to the commencement of the long-term land leases in 2004 and 2005, the Company was receiving option payments and revenue from a short-term surface parking lease but was paying all real property taxes. Upon commencement of the leases, the Company receives an annual rental which is lower during the construction and lease-up periods (approximately five years) but the tenant directly pays the real property taxes, resulting in a decrease in real property tax expense of $181,000 and $527,000, respectively, for the three and nine months ended September 30, 2005. The net effect of these changes is the principal reason for the increase to income before income taxes of the leasing segment for the three and nine months ended September 30, 2005.

Petroleum storage:

For the three and nine months ended September 30, 2005, revenue from petroleum storage facilities increased $173,000 and $396,000 from 2004 due principally to fees for the new 152,000 barrel tank effective October 2004 and higher monthly fees resulting from the annual cost-of-living adjustment. For the three and nine months ended September 30, 2005, expenses applicable to petroleum storage facilities increased $35,000 and $59,000, respectively, from 2004. Higher depreciation expense related principally to the tank constructed in 2004 and higher payroll and related costs were offset in part by lower legal fees in connection with the Wilkesbarre Pier litigation.

General:

As described in Note 4 of Notes to Consolidated Financial Statements, certain of the Company’s property adjacent to Amtrak’s Northeast Corridor in Providence, Rhode Island was condemned by Amtrak in 1999 and 2001. The Company believed that the amounts paid by Amtrak were inadequate and made a claim for additional condemnation proceeds. In 2002, the U. S. District

Court for the District of Rhode Island awarded the Company additional damages of $1,378,000 plus interest. In 2003, Amtrak appealed the decision to the U. S. Court of Appeals for the First Circuit. The First Circuit affirmed the judgment of the U. S. District Court and in February 2004, the Company received a payment of $1,622,000.

For the three and nine months ended September 30, 2005, general and administrative expenses increased $63,000 and $162,000 from 2004 due to the following: (1) professional fees incurred in an assessment of the Company’s risk insurance needs; (2) higher payroll and related costs; (3) costs associated with the conversion of the Class B common stock to Class A common stock; and (4) expenses associated with responding to a tender offer to acquire up to 285,000 shares of Company’s stock which commenced May 2, 2005, and ended June 13, 2005, at which time the tender offeror acquired 9,675 shares of the Company’s Class A common stock.

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

A second land lease for an undeveloped parcel commenced January 1, 2005, under the terms of which the Company receives an annual contractual rental equal to the option revenue it was previously receiving ($24,000), during the thirty-month construction phase. The tenant pays real property taxes, commencing with the tax payments for 2004 due in January and April 2005, totaling $234,000 for which the tenant will receive a credit against future rentals starting in 2010. The current annual rate for the 2005 real property taxes is $518,000. The tenant will be entitled to additional credits against future rentals for a portion of these real property taxes paid ($150,000 per year) for the years 2005 and 2006.

Under a third land lease for an undeveloped parcel, the Company received option payments equal to the real property taxes, which option terminated April 30, 2005. This lease commenced May 1, 2005, under the terms of which the Company receives an annual contractual rental of $36,000 during the construction phase, and the tenant commenced paying real property taxes at a current rate of $243,000.

Under one of the long-term land leases which commenced in 1988, a scheduled annual contractual rent increase of $100,000 became effective October 2004.

Under another long-term land lease which commenced in 1988, the tenant advised the Company that its sub-tenant would vacate the entire building by December 31, 2004, and the Company’s tenant failed to find a suitable replacement sub-tenant for the building. In December 2004, the tenant filed for protection under Chapter 11 of the United States Bankruptcy Code but continued to pay the rent in full. On May 6, 2005, the tenant’s secured lender, the Employees Retirement System of Rhode Island, a Rhode Island state agency (ERS), took control of the property at issue and continued to pay the rent under the lease. ERS filed a plan of reorganization (the Plan) for the tenant that provided for the sale of the tenant’s property by auction. ERS’s nominee, a special purpose entity capitalized by ERS, submitted the winning bid for the tenant’s property.

On September 27, 2005, the Bankruptcy Court confirmed the Plan, which provides for the assignment of the lease to ERS’s nominee. ERS’s nominee is to take possession of the tenant’s property on the effective date of the Plan, which is to occur on a date of ERS’s choosing between November 1, 2005 and January 6, 2006. The lease provides for a scheduled annual rent increase of $46,000 based upon a cost-of-living adjustment which became effective February 2005. Based upon representations made in the Plan, ERS’s representative will be funded with $250,000 at the time it acquires the tenant’s leasehold interest pursuant to the Plan. While this amount is insufficient for the representative to discharge its ongoing obligations under the lease, there is no reason to believe that the ERS will not protect its investment in the building by making additional contributions to its representative in order to prevent the lease from going into default. In the event of a default under the lease the Company would have the right to enter upon the land and take possession of the land and the building. As of October 31, 2005, all rent and tax payments are current.

In 2004, the Company received condemnation proceeds from Amtrak of $1,428,000, excluding interest, which qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, which results in the Company’s not currently paying income taxes on the proceeds, subject to certain restrictions. The Company filed its 2004 income tax returns, making such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. However, the Company will be required to reinvest the condemnation proceeds in qualifying assets by December 31, 2007, or then pay the income tax on the unexpended proceeds. In 2004, the Company purchased qualifying assets totaling $216,000.

In 2004, the Company constructed a 152,000 barrel tank at a total cost of $1,226,000 paid for in cash. Effective October 15, 2004, Global commenced using the new tank at a monthly fee of $35,000, subject to annual cost-of-living adjustments. The Company commenced painting the new tank in September 2005 at an estimated cost of $92,000. In May 2005, the Company entered into a contract to construct a 152,000 barrel tank at an estimated cost of $1,700,000. Construction commenced in June 2005, and the Company has incurred costs of $1,000,000 through September 30, 2005, of which $636,000 is in accounts payable at September 30, 2005. The Company anticipates that the tank will be completed December 2005. The Company expects to continue paying for this tank with available cash. When completed, Global will include the new tank under the existing Amended Agreement at a monthly fee of $36,000, which will increase Global’s monthly fee to $227,000, subject to annual cost-of-living adjustments. The Company has sufficient land and the necessary approvals from the City of East Providence and State of Rhode Island for one additional tank. In 2006, the Company intends to construct a 175,000 barrel tank at an estimated cost of $2,000,000 which the Company presently intends to pay from available cash. When completed, Global will include this new tank under the existing Amended Agreement.

Regulations of the Department of Homeland Security required the Company to secure the Petroleum Facilities (including the Wilkesbarre Pier) against possible threats by the installation of fences, barricades and similar items in 2004. For the three and nine months September 30, 2005, the Company incurred expenses of $1,000 and $40,000, respectively, to maintain the installation. The Company cannot predict what additional expenses it may incur in the future to maintain the required security levels.

As discussed in Note 6 of Notes to Consolidated Financial Statements, in 2003, the remaining non-jury claims in the litigation with Getty were tried and the Court ordered Getty Properties

Corp. to install a new sixteen-inch pipeline on the Pier for the Company’s use and benefit. Pursuant to an agreement with Getty Properties Corp. in the fall of 2004, the Company installed the pipeline at a cost of $394,000. The Company received payment from Getty Properties Corp. in February 2005.

Other than the tank under construction and the painting of the 2004 tank, remaining commitments for the purchase of properties and equipment are immaterial. However, the Company intends to construct a tank in 2006 at an estimated cost of $2,000,000.

In March 2006, the Company anticipates a cash outlay for 2005 federal and state income taxes of approximately $800,000 plus the first estimated installment on 2006 federal and state income taxes of approximately $300,000.

In 2004, the Company paid a dividend of $99,000 each quarter to holders of Class A and Class B Common Stock at the rate of $.03 per share per quarter. In addition, in December 2004, the Company paid a special dividend of $594,000 to holders of Class A and Class B Common Stock at the rate of $.18 per share. In January 2005, the Company paid a quarterly dividend of $99,000 to holders of both classes of stock. On April 1, 2005, Class B Common Stock was converted into Class A Common Stock. In May and August 2005, the Company paid a quarterly dividend of $99,000 to holders of its Class A Common Stock. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

In management’s opinion, the Company should be able to generate adequate amounts of cash to meet all of its anticipated obligations. In the event temporary additional liquidity is required, the Company believes that a line of credit or other arrangements could be obtained by pledging some or all of its unencumbered assets as collateral.

Item 3.    Controls and Procedures
As required by Rule 13a-4 of the Securities Exchange Act of 1934 (the “Exchange Act”), within the 90-day period prior to the filing date of this report, the President and Treasurer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the undersigned officers of the Company have concluded that such disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and regulations. There were no significant changes in internal controls or, to the Company’s knowledge, in other factors that could significantly affect such internal controls, subsequent to the date of the evaluation by the undersigned officers of the Company.

PART II
Item 6. Exhibits and Reports on Form 8-K
(a)	Index of Exhibits:
3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Issuer’s report on Form 8-K filed December 10, 2001).

3.2	By-laws, as amended (incorporated by reference to Exhibit 3(b) to the Issuer’s quarterly report on Form 10-QSB for the quarter ended September 30, 1999).
10	Material contracts:
(a)	Lease between Metropark, Ltd. and Company:

(i)	Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the Issuer’s annual report on Form 10-KSB for the year ended December 31, 2004).

(b)	Miscellaneous contracts:

(i)	Option Agreement to Purchase Real Property and Related Assets, dated June 9, 2003, by and between Dunellen, LLC and Global Companies, LLC. (incorporated by reference to Exhibit 10(b)(i) to the Issuer’s Report on Form 10-QSB/A for the quarterly period ended June 30, 2003)
31.1	Rule 13a-14(a) Certification of Chairman of the Board and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of Chairman of the Board and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	A report on Form 8-K was filed September 16, 2005, reporting the resignation of a member of the Board of Directors of the Issuer.

SIGNATURE
     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.
By	/s/ Robert H. Eder
Robert H. Eder
Chairman of the Board and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: October 31, 2005