Form 10KSB
period 2005-12-31
CAPITAL PROPERTIES INC /RI/
filed 2006-03-17
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-9380
CAPITAL PROPERTIES, INC.
(Name of small business issuer in its charter)

Rhode Island	05-0386287
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
100 Dexter Road
East Providence, Rhode Island 02914
(Address of principal executive offices)       (ZipCode)
(401) 435-7171
(Company’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:
Class A Common Stock, $.01 par value
American Stock Exchange
Securities registered under Section 12(g) of the Exchange Act:
NONE
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
For the year ended December 31, 2005, the Company’s revenues and other income totaled $6,463,000.
As of March 1, 2006, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $41,438,000, which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws.) The Company has no outstanding non-voting common equity.
As of March 1, 2006, the Company had 3,299,956 shares of Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on April 25, 2006, is incorporated by reference into Part III of this Form 10-KSB.
Transitional Small Business Disclosure Format. Yes ☐ No ☑

PART I
Item 1. Description of Business
Business Development
The Company was organized as a business corporation under the laws of Rhode Island in 1983 as Providence and Worcester Company and is the successor by merger in 1983 to a corporation also named Providence and Worcester Company which was organized under the laws of Delaware in 1979. The Company’s corporate name was changed to Capital Properties, Inc. in 1984.
Business of Company
The Company owns approximately 18 acres of land in the Capital Center area in downtown Providence, Rhode Island which it leases or is holding for lease to third parties (see “Properties Under Long-Term Leases” and “Properties Under Short-Term Lease,” in Item 2 below). The Company is the largest single landowner in the Capital Center area but is nevertheless subject to some measure of competition from other landowners in the vicinity of the Company’s properties.
Through two of its subsidiaries, the Company owns and operates a petroleum storage facility in East Providence, Rhode Island with a present capacity of 835,000 barrels. The Company leases the facility to Global Companies, L.L.C., (Global) and operates the facility for Global. There are three other petroleum storage terminals in the Providence area, but the Company’s facility is the only independent facility with deep-water access.
The Company owns all of the outstanding capital stock and/or membership interests in the following companies:
•	Tri-State Displays, Inc. (through which the Company leases land for billboards along interstate and primary highways for outdoor advertising purposes) (see “Outdoor Advertising Lease” in Item 2 below);

•	Dunellen, LLC (through which the Company owns the petroleum storage facility in East Providence, Rhode Island) (see “Petroleum Storage Facility” in Item 2 below); and

•	Capital Terminal Company (through which the Company operates its petroleum storage facility).
References hereinafter to the “Company” are, unless the context indicates otherwise, collectively to the Company and its wholly-owned subsidiaries and its predecessors.
Miscellaneous
For information relating to the Company’s dependence on one or a few major customers, see Note 8 of Notes to Consolidated Financial Statements in Item 7 hereof.
During the last two years, no monies were expended by the Company and its subsidiaries on material research and development activities.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures and competitive position of the Company. However, certain ongoing costs are necessary due to the nature of the petroleum storage facility. See Note 5 of Notes to Consolidated Financial Statements in Item 7 hereof.
Employees
On December 31, 2005, the Company employed 10 full-time employees and 1 part-time employee.
Item 2. — Description of Property
Principal Facilities
The Company’s principal executive offices are located at its petroleum storage facility at 100 Dexter Road, East Providence, Rhode Island 02914.
Investment Policies and Investments in Real Estate
The Company has no established policy for the purchase of additional developed or undeveloped property. However, should suitable parcels become available in the general area of the Company’s current land holdings, the Company would consider such an acquisition depending on current levels of cash and the availability of financing and unused condemnation proceeds qualifying for deferred reinvestment under the Internal Revenue Code. Except in connection with the acquisition of real estate to be used for the conduct of its petroleum storage business, the Company does not intend to act as a developer with respect to any improvements constructed on land owned or hereafter acquired by the Company. The Company periodically invests its excess cash in United States government and governmental agency obligations maturing in not more than eighteen months.
Description of Real Estate and Operating Data
All the properties described below are owned in fee by the Company. There are no mortgages, liens or other encumbrances on such properties.
In the opinion of management, all of the properties described below are adequately covered by insurance. Insurance is also required of all tenants, with the Company being named as an insured.
All of the properties described below, which are located in the Capital Center area, are shown on a map in Exhibit 20.1 hereof, which map is incorporated herein by reference.
Properties Under Long-Term Leases - The Company owns approximately 18 acres of land within the Capital Center area in downtown Providence, Rhode Island.
The Company was the owner of a parking garage located on Parcel 7A in the Capital Center area, which was leased for several years. In March 2005, the Company sold the parking garage but retained ownership of the underlying land which is leased for 99 years.
As of December 31, 2005, the Company had entered into land leases for four separate land parcels within this area upon which improvements have been completed (developed parcels), including the lease for the land under the parking garage discussed above, with remaining terms of up to 138 years. These leases have scheduled rent increases over their terms. Improvements on the land subject to these leases and the lease terms are as follows:
•	Parcel 3S — A 13-story office building containing approximately 235,000 square feet, which lease terminates in 2087.

•	Parcel 5 — An 8-story apartment building containing approximately 454,000 square feet with 225 units, which lease terminates in 2142.

•	Parcel 7A – A 330 car 2-story underground parking garage, which lease terminates in 2104.

•	Parcel 8 — A 4-story office building containing approximately 114,000 square feet, which lease terminates in 2090.
The Company has entered into three additional land leases (undeveloped parcels) as follows:
•	Parcel 9 — In April 2004, the Company’s lease with GTECH Corporation for 149 years commenced This lease has now been assigned to U. S. Real Estate Limited Partnership. In November 2004, construction of an office building which will contain approximately 210,000 square feet of office space and a parking garage with approximately 250 public parking spaces commenced on the parcel. This office building will house the American headquarters of GTECH.

•	Parcel 2 — In May 2005, the Company entered into a lease for 103 years with an affiliate of Intercontinental Real Estate Corporation (Intercontinental). Construction of an underground 2-story 480-car garage covering the entire parcel commenced shortly thereafter. In addition, Intercontinental intends to construct two condominium towers containing 193 units. The parcel has sufficient space for two additional buildings for residential, hotel or office use.

•	Parcel 6 — In 2002, the Company entered into a lease for 99 years under which the developer plans to construct several buildings containing a total of approximately 675,000 square feet of residential, office or retail space, and parking structures. The lease commenced January 1, 2005 and the developer anticipates breaking ground in March 2006.
Properties Under Short-Term Lease – Parcels 3E, 3W, 4E and 4W in the Capital Center area and Parcel 20 immediately adjacent to this area are leased for surface parking purposes. This lease can be terminated on short notice should suitable development opportunities arise. The Company continues to seek developers for these parcels.
Outdoor Advertising Lease – The Company, through a wholly-owned subsidiary, leases outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising under a lease which expires in 2033. Presently, there are 25 locations under lease containing 48 billboard faces. The term of this lease is extended for two years for each additional location added. No new locations have been added since 2002.
Petroleum storage facility - The Company holds title to approximately 10 acres of land along the Seekonk River in East Providence, Rhode Island which are shown on a map in Exhibit 20.2 hereof, which map is incorporated herein by reference. The property is used and operated primarily as a petroleum storage facility (the Petroleum Facility).

In 1998, the Company purchased the Wilkesbarre Pier in the Port of Providence and its deep-water berth for receiving petroleum products by ocean-going vessels. In 1998, the Company also purchased the perpetual right to transport petroleum products from the Pier to its terminal property through pipelines owned by a third party.
The Petroleum Facility is the only independent petroleum storage facility with deep-water access in the market area. All of the petroleum storage tanks, buildings and pier are owned by the Company.
In 1998, the Company entered into a short-term arrangement with Global under which the Company operates the entire Petroleum Facility for Global. In 1999, the Company entered into an agreement with Global extending the arrangement for an additional three years and in 2000, the agreement was further extended to April 30, 2004. In June 2003, the agreement was further amended (Amended Agreement) and will now expire April 30, 2013; however, the Amended Agreement will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice. Global may terminate the Amended Agreement on or after April 30, 2008, upon one year’s written notice. Global was also granted the option to purchase the Petroleum Facility at any time during the term of the Amended Agreement under certain terms and conditions set forth in an option agreement.
The following schedule sets forth certain information on the federal income tax basis of that portion of the Petroleum Facility which is depreciable:

	Land
	Improvements	Buildings	Tanks	Equipment
Federal income tax basis (cost)	$1,898,620	$126,562	$7,805,219	$2,732,152
Rate per year	6.67%	2.56%	20%	20%
Method	150% DB	S/L	200% DB	200% DB
Life (Years)	15	39	5	5
The 2005 real estate taxes are $89,281 for the Petroleum Facility and $5,748 for the Wilkesbarre Pier at a $20.61 per thousand dollars of assessed valuation tax rate.
In 2005, the Company constructed a 152,000 barrel tank. In November 2005, the Company entered into a contract to build a 175,000 barrel tank and construction will commence in March 2006. This will conclude the development of the land currently owned by the Company at the Petroleum Facility.
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2005.

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
The Company’s Class A Common Stock is traded on the American Stock Exchange, symbol “CPI.” The following table shows the high and low trading prices for the Company’s Class A Common Stock during the quarterly periods indicated as obtained from the American Stock Exchange, together with dividends paid per share during such periods.

	Trading Prices		Dividends
	High	Low	Paid
2004
1st Quarter	13.72	11.95	.03
2nd Quarter	17.45	12.85	.03
3rd Quarter	17.50	14.80	.03
4th Quarter	18.10	14.81	.21

2005
1st Quarter	22.00	18.00	.03
2nd Quarter	24.60	18.10	.03
3rd Quarter	24.20	23.23	.03
4th Quarter	27.95	23.75	.03
Effective April 1, 2005, all of the Company’s Class B Common Stock was converted into Class A Common Stock as required by the Company’s Articles of Incorporation, as amended, at which time the Company listed the converted shares on the American Stock Exchange. Information with respect to the high and low trading prices for the Class B Common Stock prior to its conversion was not available because the stock was not listed on any exchange, was not quoted by any quotation service, and there was no known market for such Class B Common Stock.
At March 1, 2006, there were 389 holders of record of the Company’s Class A Common Stock.
In 2004, the Company paid a dividend of $99,000 each quarter to holders of Class A and Class B Common Stock at the rate of $.03 per share per quarter. In addition, in December 2004, the Company paid a special dividend of $594,000 to holders of Class A and Class B Common Stock at the rate of $.18 per share. In the first quarter of 2005, the Company paid a dividend of $99,000 to holders of Class A and Class B Common Stock at the rate of $.03 per share. In the second, third and fourth quarters of 2005, the Company paid a dividend of $99,000 to holders of Class A Common Stock at the rate of $.03 per share per quarter. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.
The Company does not have any compensation plans under which its equity securities are authorized for issuance.

Item 6. Management’s Discussion and Analysis or Plan of Operations
FORWARD LOOKING STATEMENTS
Certain portions of this report, and particularly the Management’s Discussion and Analysis or Plan of Operations, and the Notes to Consolidated Financial Statements, contain forward-looking statements which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectibility of the accrued leasing revenues when due over the terms of the long-term land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility.
1. Overview:
Critical accounting policies:
The Securities and Exchange Commission (SEC) has issued guidance for the disclosure of “critical accounting policies.” The SEC defines such policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in Item 7 hereof. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the Company’s revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the SEC definition of “critical.”
Certain of the Company’s long-term land leases have original terms of 30 to 149 years and contain scheduled rent increases where the future dollar increases are known at the time of the commencement of the lease or at a subsequent date.
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
In 1988, management met with the SEC accounting staff to discuss its concerns over the provisions of FAS No. 13 as they related to a lease of this length which results in the recording of such a significant receivable that would remain on the Company’s balance sheet and continue to grow on an annual basis with a turnaround date so far in the future. The Company presented the SEC accounting staff with an application of the accounting policy whereby management would evaluate the collectibility of the receivable on an annual basis and report as leasing revenue only that portion of the receivable that management could presently conclude would be collectible. The SEC accounting staff did not object to this application by the Company.
Through December 31, 2005, the receivable on this lease has grown to approximately $15,768,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 40 years away.
In 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases). For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 94th year of the lease. Through December 31, 2005, the receivable on this lease is approximately $4,153,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 93 years away.
Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates become closer.
By contrast, the Company’s long-term lease for outdoor advertising locations had an original term of 30 years, scheduled rent increases where the future dollar increases were known at the time of the commencement of the lease, and a turnaround date in the 9th year. In this instance, management is of the opinion that the receivable is collectible due to the closeness of the turnaround date and other factors. Accordingly, the Company has recognized leasing revenue using the annual straight-line amount in its consolidated financial statements since the inception of the lease.
Although the Company’s other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that the future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values. The Company is reporting the annual rental revenues under these leases using the contractual amounts in accordance with the provisions of FAS No. 13.
The Audit Committee of the Board of Directors concurs with the Company’s application of its critical accounting policy relating to leasing revenue under long-term land leases.
Segments:
The Company operates in two segments, leasing and petroleum storage facility.
Leasing:
The leasing segment is principally devoted to the leasing of Company-owned land in the Capital Center area (Capital Center), in downtown Providence, Rhode Island under long-term ground leases. The Company owns approximately 18 acres in the Capital Center consisting of 11 individual parcels, as shown on a map in Exhibit 20.1 hereof. The Capital Center (approximately 77 acres of land) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (Amtrak) and the Company during the 1980’s in which two rivers, the Moshassuck and the Woonasquatucket, were moved, a new railroad station (the Railroad Station) was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area. The Company has not acted, and does not intend to act, as a developer with respect to any improvements constructed on Company-owned parcels.
As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage on the Company’s land adjacent to the Railroad Station, and the Company paid one-half of the construction cost. Subsequently, the Company became the sole owner of the parking garage, which was leased at an annual rental of $189,000. In March 2005, the Company sold the parking garage for $2,500,000 in cash and leased the underlying land for 99 years at an initial annual contractual rental of $100,000. At the end of the lease period or any extension thereof, the tenant will surrender the parking garage to the Company, in good order, condition and repair, ordinary wear and tear and damage by fire or unavoidable casualty excepted. Consistent with other long-term land leases, the tenant assumed the payment of the real property taxes on the land. The lease further provides for future cost-of-living rental adjustments and periodic appraisals.
The sale of the parking garage while retaining title to the underlying land is consistent with the Company’s policy not to act as a developer with respect to improvements constructed on land that it currently owns or may hereafter acquire.
The Company first began offering parcels for lease in the late 1980’s. As of December 31, 2005, four developed parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex, a 114,000 square foot office building and the parking garage.
Long-term leases commenced April 1, 2004, January 1, 2005 and May 1, 2005 on three of the remaining parcels (undeveloped parcels). On one of these parcels, a 10-story office building containing 210,000 square feet is under construction and is expected to be completed in November 2006. On a second parcel, an underground parking garage and two buildings containing 193 condominiums are under construction with an expected completion date in the fall of 2007. Construction on the third undeveloped parcel has not commenced.
While seeking developers, the Company also leases various parcels of land in or adjacent to the Capital Center area for public parking purposes.
Additionally, the Company, through a wholly-owned subsidiary, leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising under a lease which expires in 2033. Presently, there are 25 locations under lease containing 48 billboard faces. Of these locations, 22 are owned by the Company, and 3 are leased by the Company from third parties under leases with original terms of one to eleven years. The term of the Lamar lease is extended for two years for each additional location added. Although no new locations have been added since 2002, one structure was moved to a different location and the lease was extended for two years. In July 2005, another of the Company’s leases with a third party terminated since the Company had been unable to negotiate a renewal. In July 2005, the Company sold the permit for this billboard to the former lessor for $100,000 in cash, and this location was removed from the Lamar lease. For 2004, the leasing revenue (including contingent rent) from this location was $50,000 and the lease expense was $11,000.

Petroleum storage facility:
The Company, through a wholly-owned subsidiary, owns a petroleum storage facility (the Petroleum Facility) located in East Providence, Rhode Island with a current capacity of 835,000 barrels. The Petroleum Facility utilizes the Company’s Wilkesbarre Pier and a pipeline connecting the Wilkesbarre Pier to the Petroleum Facility. The Company (through this wholly-owned subsidiary) and Global Companies, LLC (Global) are parties to an agreement whereby the Company (through another wholly-owned subsidiary) operates the entire Petroleum Facility for Global at a fixed monthly fee which is subject to annual cost-of-living adjustments. The agreement expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice. Global may terminate the agreement on or after April 30, 2008, upon one year’s written notice. The agreement includes provisions for additional payments based upon throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year and for certain increases in real property taxes. The Company bears all of the operating costs with respect to the Petroleum Facility, including real estate taxes and insurance. In addition, Global was granted an option to purchase the Petroleum Facility at any time during the term of the agreement under the terms and conditions set forth in an option agreement.
As described in Note 5 of Notes to Consolidated Financial Statements in Item 7 hereof, the Company was in litigation (Wilkesbarre Pier litigation) with Getty Petroleum Marketing, Inc. and Getty Properties Corp. over the rights of others to utilize the Wilkesbarre Pier. During 2003, the Company settled all litigation with Getty Petroleum Marketing, Inc. In October 2003, the Company appealed to the U. S. Court of Appeals for the First Circuit the inconsistent judgments concerning whether the Company or Getty Properties Corp. was responsible for the cost of the fire suppression equipment at the Pier. In December 2004, the Company’s appeal was denied.
In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facility which allowed the escape of a small amount of fuel oil. All required notices were made to the State of Rhode Island Department of Environmental Management (RIDEM). In 2000, the tank was demolished and testing of the groundwater indicated that there was no large pooling of contaminants. In 2001, RIDEM approved a plan whereby the Company installed a passive system consisting of three wells and commenced monitoring the wells.
In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004, and the Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which the Company reported as an expense in 2004. Through December 31, 2005, the Company has expended $90,000. The Company expects the system to be installed during the second quarter of 2006. The system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. The Company anticipates that the remediation process will be completed by the second quarter of 2007. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.
In 2002, during testing of monitoring wells at the Petroleum Facility, the Company’s consultant discovered free floating phase product in a groundwater monitoring well located on that portion of the Petroleum Facility purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Petroleum Facility. However, in the 1950’s gasoline was stored on the Company’s property by a predecessor owner.

The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Company’s Petroleum Facility. The Company notified RIDEM. The Company will continue to monitor RIDEM’s investigation of this contamination to ensure that the responsible party addresses this contamination.
Since January 2003, the Company has not incurred significant costs in connection with this matter and is unable to determine the costs it might incur to remedy the situation as well as any costs to investigate, defend and seek reimbursement from the responsible party with respect to this contamination. This situation does not affect current operations at the Petroleum Facility.
The Company maintains what management believes to be adequate levels of insurance. The Company notified its insurance company of the contamination. The insurance company advised the Company that coverage is only provided under policies in place at the time the contamination occurs.
In each of 2004 and 2005, the Company constructed a 152,000 barrel tank. The Company has entered into a contract to construct a 175,000 barrel tank at an estimated remaining cost of $2,000,000. Construction will commence in March 2006 and the tank is expected to be completed in the third quarter of 2006. This will conclude the development of the land currently owned by the Company at its Petroleum Facility.
The Company manages its exposure to contamination, remediation or similar costs associated with the Petroleum Facility through adherence to established procedures for operations and equipment maintenance.
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
2. Results of operations:
Leasing segment:
As discussed above, in March 2005 the Company sold its parking garage for $2,500,000,

resulting in a gain of $1,057,000, and in July 2005 the Company sold a billboard permit, resulting in a gain of $100,000.
In 1997, the City of Providence revalued certain of the Company’s properties within the Capital Center area, reaching back six years to assess over $13,000,000 in back taxes, interest and penalties based upon a retroactive increase in the assessed values. The Company contended that this action by the City was both unprecedented and illegal. In another action, the City claimed that the Company was not the owner of a certain parcel in the Capital Center and also attempted to condemn that parcel. The Company contested both of the City’s actions. In 1999, after prevailing on the merits in both actions, the Company made claim against the City for attorneys fees. In 2000, the Company was awarded attorneys fees of $258,000. The City filed an appeal in the Rhode Island Supreme Court which affirmed the judgment against the City, and the Company received the payment from the City in 2004. No interest was awarded on the judgment.
Exclusive of the $1,057,000 gain on the sale of the parking garage and the $100,000 gain from the sale of the billboard permit in 2005 and the $258,000 for the attorneys fee judgment in 2004, revenues and other income from leasing for 2005 decreased $386,000 from 2004. Prior to the commencement of the long-term land leases in 2004 and 2005, the Company was receiving option payments and revenue from a short-term surface parking lease but was paying all real property taxes. Upon commencement of the leases, the Company receives an annual rental which is lower during the construction and lease-up periods (approximately five years) but the tenant directly pays the real property taxes, resulting in a decrease in real property tax expense for 2005 of $752,000 from 2004. The net effect of the above is the principal reason for the increase to income before income taxes of the leasing segment for the year ended December 31, 2005.
Petroleum storage facility segment:
Revenue from the petroleum storage facility for 2005 increased $475,000 from 2004 due principally to fees for the new 152,000 barrel tank effective October 2004 and higher monthly fees resulting from the annual cost-of-living adjustment.
In 2004, the Company recorded $200,000 of remediation costs associated with the 1994 leak. No additional remediation costs were recorded in 2005 and legal fees were lower in connection with the Wilkesbarre Pier litigation. These decreases were offset by higher depreciation expense related principally to the tank constructed in 2004 and higher payroll and related costs, resulting in an overall decrease in expenses applicable to petroleum storage facility of $163,000 in 2005 from 2004.
General:
As described in Note 3 of Notes to Consolidated Financial Statements in Item 7, certain of the Company’s property adjacent to Amtrak’s Northeast Corridor in Providence, Rhode Island was condemned by Amtrak in 1999 and 2001. The Company believed that the amounts paid by Amtrak were inadequate and made a claim for additional condemnation proceeds. In 2002, the U. S. District Court for the District of Rhode Island awarded the Company additional damages of $1,378,000 plus interest. In 2003, Amtrak appealed the decision to the U. S. Court of Appeals for the First Circuit. The First Circuit affirmed the judgment of the U. S. District Court and in 2004, the Company received a payment of $1,622,000.
Interest income for 2005 increased $72,000 from 2004 resulting from higher levels of cash available for short-term investments.

General and administrative expenses increased $178,000 from 2004 due to the following: (1) professional fees incurred in an assessment of the Company’s risk insurance needs; (2) higher payroll and related costs; (3) higher directors’ fees; (4) costs associated with the conversion of the Class B common stock to Class A common stock; and (5) expenses associated with responding to a tender offer to acquire up to 285,000 shares of Company’s stock which commenced May 2, 2005 and ended June 13, 2005, at which time the tender offeror acquired 9,675 shares of the Company’s Class A common stock.
Liquidity:
Historically, the Company has had adequate liquidity to fund its operations.
Under the land leases for undeveloped parcels, developers made option payments. Under one lease, the developer made a $100,000 option payment in December 2003, which option terminated March 31, 2004. This lease commenced April 1, 2004, under the terms of which the Company receives an annual contractual rental of $100,000 during the eight-year construction and lease-up phases, and the tenant commenced paying real property taxes at a current annual rate of $232,000.
A second land lease for an undeveloped parcel commenced January 1, 2005, under the terms of which the Company receives an annual contractual rental equal to the option revenue it was previously receiving ($24,000), during the thirty-month construction phase, and the tenant commenced paying real property taxes at a current annual rate of $518,000. Starting in 2010, the tenant will receive a credit against future rentals for real property taxes paid as follows: 2004, $234,000; 2005, $143,000; and 2006, $143,000.
Under a third land lease for an undeveloped parcel, the Company received option payments equal to the real property taxes, which option terminated April 30, 2005. This lease commenced May 1, 2005, under the terms of which the Company receives an annual contractual rental of $36,000 during the thirty-six month construction phase, and the tenant commenced paying real property taxes at a current rate of $243,000.
Under another long-term land lease which commenced in 1988, the tenant advised the Company that its sub-tenant would vacate the entire building by December 31, 2004, and the Company’s tenant failed to find a suitable replacement sub-tenant for the building. In December 2004, the tenant filed for protection under Chapter 11 of the United States Bankruptcy Code but continued to pay the contractual rent in full. In May 2005, the tenant’s secured lender, the Employees Retirement System of Rhode Island (ERS), a Rhode Island state agency, took control of the property at issue and continued to pay the contractual rent under the lease. ERS filed a plan of reorganization (the Plan) for the tenant that provided for the sale of the tenant’s property by auction. ERS’s nominee, a special purpose entity capitalized by ERS, submitted the winning bid for the tenant’s property. In September 2005, the Bankruptcy Court confirmed the Plan, which provides for the assignment of the lease to ERS’s nominee, Gateway Holdings, LLC, which took possession of the tenant’s property on November 7, 2005, the effective date of the Plan. The lease provided for a scheduled annual rent increase of $46,000 based upon a cost-of-living adjustment which became effective in February 2005. The building has been sub-leased for three years. As of December 31, 2005, all rent and tax payments are current.
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
In 2004, the Company constructed a 152,000 barrel tank at a total cost of $1,226,000 paid for in cash. Effective October 15, 2004, Global commenced using the tank at a monthly fee of $35,000, subject to annual cost-of-living adjustments. The Company painted the tank in September 2005 at a cost of $92,000. In 2005, the Company constructed a 152,000 barrel tank at a total cost of $1,688,000 paid for in cash. Effective December 15, 2005, Global commenced using the tank at a monthly fee of $36,000, resulting in a current total monthly fee of $227,000, subject to annual cost-of-living adjustments. In November 2005, the Company entered into a contract to construct a 175,000 barrel tank at an estimated remaining cost of $2,000,000. Construction will commence in March 2006 and the tank is expected to be completed in the third quarter of 2006. The Company presently intends to pay for the tank from available cash. When completed, Global will include this new tank under the existing Amended Agreement at a monthly fee of approximately $42,000, subject to annual cost-of-living adjustments.
Regulations of the Department of Homeland Security required the Company to secure the Petroleum Facility (including the Wilkesbarre Pier) against possible threats by the installation of fences, barricades and similar items in 2004. The Company cannot predict what additional expenses it may incur in the future to maintain required security levels.
As discussed in Note 5 of Notes to Consolidated Financial Statements in Item 7, in 2003, the remaining non-jury claims in the litigation with Getty were tried and the Court ordered Getty Properties Corp. to install a new sixteen-inch pipeline on the Pier for the Company’s use and benefit. Pursuant to an agreement with Getty Properties Corp. in the fall of 2004, the Company installed the pipeline at a cost of $394,000. The Company received payment from Getty Properties Corp. in February 2005.
Other than the 175,000 barrel tank to be constructed in 2006 and the painting of two tanks in 2007 at an estimated cost of $225,000, remaining commitments for the purchase of properties and equipment are immaterial.
In March 2006, the Company anticipates a cash outlay for 2005 federal and state income taxes of approximately $682,000 plus the first estimated installment on 2006 federal and state income taxes of approximately $300,000.
In 2004, the Company paid a dividend of $99,000 each quarter to holders of Class A and Class B Common Stock at the rate of $.03 per share per quarter. In addition, in December 2004, the Company paid a special dividend of $594,000 to holders of Class A and Class B Common Stock at the rate of $.18 per share. In January 2005, the Company paid a quarterly dividend of $99,000 to holders of both classes of stock. On April 1, 2005, Class B Common Stock was converted into Class A Common Stock. In May, August and November 2005, the Company paid a quarterly dividend of $99,000 to holders of its Class A Common Stock. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.
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

Item 7. Consolidated Financial Statements
Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Certified Public Accountants
10 Weybosset Street
Suite 700
Providence, Rhode Island 02903
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors
Capital Properties, Inc.
East Providence, Rhode Island
We have audited the accompanying consolidated balance sheet of Capital Properties, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income and retained earnings, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles.
/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
March 9, 2006

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS

Properties and equipment (net of accumulated depreciation)	$16,756,000
Cash and cash equivalents	4,311,000
Accrued leasing revenues	232,000
Prepaid and other	193,000

$21,492,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$294,000
Environmental remediation	110,000
Other, including $106,000 relating to tank under construction	295,000
Deferred leasing revenues	306,000
Income taxes:
Current	682,000
Deferred, net	4,645,000

6,332,000

Commitment (Note 2)

Shareholders’ equity (Note 6):
Class A common stock, $.01 par; authorized 6,000,000 shares; issued and outstanding 3,299,956 shares	33,000
Capital in excess of par	11,795,000
Retained earnings	3,332,000

15,160,000

$21,492,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenues and other income:
Revenues:
Leasing	$2,663,000	$3,049,000
Petroleum storage facility	2,549,000	2,074,000

	5,212,000	5,123,000

Other income:
Gain on sale of parking garage	1,057,000	—
Gain on sale of billboard permit	100,000	—
Attorneys fee judgment	—	258,000
Condemnation proceeds, including interest of $244,000	—	1,672,000
Interest	94,000	22,000

	6,463,000	7,075,000

Expenses:
Expenses applicable to:
Leasing	778,000	1,590,000
Petroleum storage facility	1,713,000	1,876,000
General and administrative	1,216,000	1,038,000

	3,707,000	4,504,000

Income before income taxes	2,756,000	2,571,000

Income tax expense:
Current	976,000	149,000
Deferred	117,000	861,000

	1,093,000	1,010,000

Net income	1,663,000	1,561,000

Retained earnings, beginning	2,065,000	1,494,000

Dividends on common stock ($.12 and $.30 per share in 2005 and 2004, respectively)	(396,000)	(990,000)

Retained earnings, ending	$3,332,000	$2,065,000

Basic income per share	$.50	$.47

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net income	$1,663,000	$1,561,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of parking garage	(1,057,000)	—
Gain on sale of billboard permit	(100,000)	—
Condemnation proceeds	—	(1,672,000)
Depreciation	431,000	410,000
Accrued leasing revenues	94,000	91,000
Deferred income taxes	117,000	861,000
Changes in assets and liabilities:
Increase in:
Receivables	—	(213,000)
Prepaid and other	—	(156,000)
Current income taxes payable	647,000	—
Deferred leasing revenues	306,000	—
Decrease in:
Receivables	413,000	—
Prepaid and other	237,000	—
Accounts payable and accrued expenses	(506,000)	(250,000)
Current income taxes payable	—	(63,000)

Net cash provided by operating activities	2,245,000	569,000

Cash flows from investing activities:
Proceeds from:
Sale of parking garage	2,500,000	—
Sale of billboard permit	100,000	—
Condemnation	—	1,672,000
Payments for properties and equipment	(1,973,000)	(2,057,000)

Net cash provided by (used in) investing activities	627,000	(385,000)

Cash used in financing activities, payment of dividends	(396,000)	(990,000)

Increase (decrease) in cash and cash equivalents	2,476,000	(806,000)
Cash and cash equivalents, beginning	1,835,000	2,641,000

Cash and cash equivalents, ending	$4,311,000	$1,835,000

Supplemental disclosures, cash paid for income taxes	$152,000	$378,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
1.	Basis of presentation and summary of significant accounting policies:

Basis of presentation and principles of consolidation:

The accompanying consolidated financial statements include the accounts of Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts on the accompanying consolidated statement of income and retained earnings for the year ended December 31, 2004 have been reclassified to conform to the current year presentation.

Description of business:

The Company operates in two segments: (1) the leasing of certain of its real estate interests in downtown Providence, Rhode Island, and locations along interstate and primary highways in Rhode Island and Massachusetts for outdoor advertising purposes; and (2) the operation of its petroleum storage facility (the Petroleum Facility) in East Providence, Rhode Island.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2005, cash equivalents consisted of an overnight uninsured sweep with the Company’s principal bank totaling $3,936,000.

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

Leasing and option revenue:

The Company’s properties leased to others are under operating leases. The Company reports leasing revenue when earned under the operating method.

Certain of the Company’s long-term land leases, including the outdoor advertising locations, provide for presently known scheduled rent increases over the terms (30 to 149 years). In accordance with the provisions of FAS No. 13 (Accounting for Leases) and certain of its interpretations, the Company is recognizing leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as revenue that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.

The Company reports option revenue when earned.

Petroleum storage facility revenue:

The Company reports revenue from the operations of the petroleum storage facility when earned.

Contingent revenue:

The Company reports contingent revenue in the period in which the factors occur on which the contingent payments are based.

Litigation and condemnation income:

The Company reports income resulting from litigation and condemnations in the period in which the cash is received.

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

2.	Properties and equipment:

At December 31, 2005, properties and equipment consists of:

Properties on lease or held for lease, land and land improvements	$3,956,000

Petroleum storage facility :
Land and land improvements	5,262,000
Buildings and structures	1,120,000
Tanks and equipment, including $106,000 relating to tank under construction	12,446,000

18,828,000

Office equipment	96,000

22,880,000

Less accumulated depreciation:
Properties on lease or held for lease	11,000
Petroleum storage facility	6,027,000
Office equipment	86,000

6,124,000

$16,756,000

The Company was the owner of a parking garage located on Parcel 7A in the Capital Center area, which was leased for several years. In March 2005, the Company sold the parking garage with a carrying value of $1,443,000 for $2,500,000 in cash but retained ownership of the underlying land which is leased for 99 years at a current annual contractual rental of $100,000. Consistent with other Company long-term land leases, the tenant pays the real property taxes on the land. The lease further provides for future cost-of-living rental adjustments and periodic appraisals.

In November 2005, the Company entered into a contract to construct a 175,000 barrel tank at a remaining cost of $2,000,000. Construction will commence in the first quarter of 2006. The Company anticipates that the tank will be completed in the third quarter of 2006.

3.	Litigation judgments:

Disputes with Amtrak regarding condemnations:

In 1998, as part of the electrification of the Northeast Corridor, National Railroad Passenger Corporation (Amtrak) erected towers and a signal bridge within the air rights owned by the Company. In 1999, Amtrak condemned a three-year temporary easement of all the air rights owned by the Company and the Company received $335,000 from Amtrak. In 2001, Amtrak permanently condemned the air rights and a parcel of land adjacent to the air rights (with a carrying value of $625,000) and the Company received $925,000 from Amtrak. The Company believed that the condemnation amounts paid by Amtrak were inadequate and accordingly brought suit against Amtrak in the United States District Court for the District of Rhode Island (U. S. District Court) seeking additional compensation. In 2002, the U. S. District Court awarded the Company $1,378,000 plus interest for additional damages resulting from the aforementioned condemnations. In 2003, Amtrak appealed the decision to the U.S. Court of Appeals for the First Circuit. The First Circuit affirmed the judgment of the U.S. District Court, and in 2004 the Company received $1,622,000.

In 2004, Amtrak also permanently condemned a small portion of land surrounding a pole erected by Amtrak on one of the Company’s parcels. The Company and Amtrak entered into an agreement in full settlement of this matter for which the Company received $50,000 in 2004.

Claim against City of Providence for attorneys fees:

In 1997, the City of Providence (the City) revalued certain of the Company’s properties within the Capital Center area in downtown Providence, Rhode Island, and reached back six years to assess over $13,000,000 in back taxes, interest and penalties on the properties based upon a retroactive increase in the assessed values. These increases were not a part of a city-wide revaluation. The Company contended that this action by the City was both unprecedented and illegal.

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

In 2000, the City filed a motion to vacate the Superior Court and Supreme Court judgments entered in favor of the Company which motion the Superior Court denied and awarded the Company attorneys fees of $258,000. The City filed an appeal in the Supreme Court which affirmed the judgment against the City, and the Company received the payment from the City in 2004. No interest was awarded on the judgment.

4.	Description of leasing arrangements:

As of December 31, 2005, the Company had entered into four long-term land leases for four separate parcels upon which the improvements have been completed (developed parcels), including the lease for the land under the parking garage discussed in Note 2. The Company has entered into three additional long-term land leases (undeveloped parcels) with commencement dates of April 1, 2004, January 1, 2005, and May 1, 2005, respectively. Construction of the improvements has commenced on two of the three parcels.

For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $21,918,000 through December 31, 2005. Management has concluded that a portion of the excess of straight-line over contractual rentals ($232,000 at December 31, 2005) is realizable when payable over the terms of the leases.

Under the seven land leases which have commenced, the tenants are required to pay the City for real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of income and retained earnings. The real property taxes attributable to the Company’s land under these leases totaled $1,277,000

(seven leases) for the year ended December 31, 2005, and $488,000 (four leases) for the year ended December 31, 2004.

Under the lease which commenced January 1, 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property tax expense currently being paid by the tenant. For the years ended December 31, 2005 and 2004, the Company reported the portion of the real property taxes subject to the future credit ($143,000 and $234,000, respectively) as property tax expense on the accompanying consolidated statements of income and retained earnings and as accrued property taxes on its consolidated balance sheet. As the tenant makes the tax payment, the amount of the payment is reclassified from accrued property taxes to deferred leasing revenues which totaled $306,000 at December 31, 2005. During the periods that the tenant is entitled to the credit (commencing in 2010), the Company will reclassify deferred leasing revenues to leasing revenues.

Prior to the commencement of the May 1, 2005 lease, the Company received option payments pursuant to a month-to-month arrangement.

Under one of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenant) which totaled approximately $58,000 for each of the years ended December 31, 2005 and 2004.

The Company also leases various parcels of land for outdoor advertising purposes to Lamar Outdoor Advertising (Lamar) under a lease having a remaining term of 28 years. Presently, there are 25 locations under lease with 48 billboard faces. Of these locations, 22 are owned by the Company and 3 are leased by the Company from third parties under operating leases with original terms of 1 to 11 years. In July 2005, another of the Company’s operating leases with a third party terminated since the Company had been unable to negotiate a renewal, and the Company sold the permit for this billboard to the former lessor for $100,000 in cash.

The Lamar lease also provides that the Company receive contingent rentals based upon a fixed percentage of the total annual revenue received by Lamar provided such revenue exceeds the contractual base payment. Contingent rental revenues totaled $87,000 and $98,000 for the years ended December 31, 2005 and 2004, respectively.

Minimum future contractual rental payments to be received from noncancellable long-term leases as of December 31, 2005 are:
Year ending December 31,

2006	$1,992,000
2007	1,972,000
2008	2,020,000
2009	2,032,000
2010	2,119,000
2011 to 2153	673,719,000

$683,854,000

In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon.

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes under short-term cancellable leases.

5.	Petroleum storage facility:

Current operations:

The Company and Global Companies, L.L.C. (Global) are parties to an agreement whereby the Company operates the entire Petroleum Facility for Global. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements.

In May 2003, the Company and Global entered into an amended and restated lease agreement (Amended Agreement) which, among other things, provides as follows: (1) the Amended Agreement will expire April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice; (2) Global may terminate the Amended Agreement on or after April 30, 2008, upon one year’s written notice; (3) Global will pay a monthly fee of $150,000 effective May 1, 2004, subject to annual cost-of-living adjustments; (4) Global will reimburse the Company for certain increases in real property taxes over the 2002 level; and (5) the Company will receive an additional $.10 per barrel for every barrel in excess of 4,000,000 barrels of throughput in any agreement year.

For the years ended December 31, 2005 and 2004, the Company earned contingent revenues of $123,000 and $140,000, respectively.

In October 2004, the Company completed construction of a 152,000 barrel tank which Global immediately leased at a monthly fee of $35,000, increasing Global’s monthly fee to $185,000. On May 1, 2005, the scheduled cost-of-living adjustment resulted in an increased monthly fee of $191,000. In December 2005, the Company completed the construction of another 152,000 barrel tank which Global immediately leased at a monthly fee of $36,000, increasing Global’s total present monthly fee to $227,000.

In October 2005, the Company and Global entered into the First Amendment to the Amended Agreement whereby Global agreed to include the 175,000 barrel tank to be constructed in 2006 (see Note 2) under the existing Amended Agreement at a monthly fee of approximately $42,000.

Also effective May 2003, Global was granted the option to purchase the Petroleum Facility at any time during the term of the Amended Agreement under the terms and conditions set forth in an option agreement. In a separate but related agreement, Global agreed to make certain improvements at the Wilkesbarre Pier which totaled approximately $110,000 and $300,000 for the years ended December 31, 2005 and 2004, respectively. [See Wilkesbarre Pier below].

Environmental remediation:

In 1994, a leak was discovered in a 25,000 barrel storage tank at the Petroleum Facility which allowed the escape of a small amount of fuel oil. All required notices were made to the State of Rhode Island Department of Environmental Management (RIDEM). In 2000, the tank was demolished and testing of the groundwater indicated that there was no large pooling of contaminants. In 2001, RIDEM approved a plan whereby the Company installed a passive system consisting of three wells and commenced monitoring the wells.

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004, and the Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimated a total cost of

$200,000 to design, install and operate the system, which amount was included in expenses applicable to petroleum storage facility on the accompanying consolidated statement of income and retained earnings for the year ended December 31, 2004. Through December 31, 2005, the Company has expended $90,000. The Company expects the system to be installed during the second quarter of 2006. The system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. The Company anticipates that the remediation process will be completed by the second quarter of 2007. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

Environmental incident:

In 2002, during testing of monitoring wells at the Petroleum Facility, the Company’s consultant discovered free floating phase product in a groundwater monitoring well located on that portion of the Petroleum Facility purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Petroleum Facility. However, in the 1950’s gasoline was stored on the Company’s property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Company’s Petroleum Facility. The Company notified RIDEM. The Company will continue to monitor RIDEM’s investigation of this contamination to ensure that the responsible party addresses this contamination.

Since 2003, the Company has not incurred significant costs in connection with this matter and is unable to determine the costs it might incur to remedy the situation as well as any costs to investigate, defend, and seek reimbursement from the responsible party with respect to this contamination.

Wilkesbarre Pier (the Pier):

The Pier is a deep-water pier in East Providence, Rhode Island owned by the Company which is integral to the operation of the Petroleum Facility. The Pier and the Petroleum Facility are connected by two petroleum pipelines. In 1995, the Company and Providence and Worcester Railroad Company (the Railroad) (the then owner of the Pier) entered into an agreement which, among other things, gave the Company the right to acquire the Pier for One Dollar ($1.00). The Company acquired the Pier from the Railroad in 1998. The Company and the Railroad have a common controlling shareholder.

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

The Company was engaged in litigation with Properties over the question of whether either party had the obligation to indemnify the other for litigation expenses incurred in the underlying litigation with respect to the Pier pursuant to a 1986 Guaranty and Indemnity Agreement. In February 2005, the Judge Magistrate of the United States District Court for the District of Rhode Island recommended that the Court deny and dismiss all of the claims asserted by the parties in the action. Both parties appealed that recommendation, and in September 2005, the Court denied and dismissed all claims. Neither party appealed the Court’s decision.

6.	Shareholders’ equity:

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

7.	Income taxes:

In 2004, the Company received condemnation proceeds from Amtrak which qualify for deferred reinvestment for income tax reporting purposes whereby the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, which resulted in the Company’s not then paying income taxes on the proceeds, subject to certain restrictions. During 2004, the Company made qualifying acquisitions totaling $216,000. Accordingly, the income tax provision for the year ended December 31, 2004 reflected such election.

A reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:

	2005	2004
Computed “expected” tax	$937,000	$874,000
Increase (decrease) in “expected” tax resulting from:
State income tax, net of Federal income tax benefit	165,000	160,000
Statutory and other	(9,000)	(24,000)

	$1,093,000	$1,010,000

Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at December 31, 2005 were as follows:

Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$4,373,000
Condemnation proceeds	484,000
Accrued leasing revenues	93,000
Insurance premiums	62,000

5,012,000
Gross deferred tax assets	(367,000)

$4,645,000

8.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum storage facility.

The Leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of the parking garage, and to pay real property taxes) and locations along interstate and primary highways in Rhode Island and Massachusetts (to Lamar which has constructed outdoor advertising boards thereon). The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking purposes under short-term cancellable leasing arrangements.

The Petroleum Storage Facility segment consists of the operating of the Petroleum Facility in East Providence under an Amended Agreement effective May 1, 2003, that expires in 2013 at a fixed monthly rate for Global which stores and distributes petroleum products. The Amended Agreement includes provisions to extend and additional payments based upon throughput. (See Note 5).

The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the assets constructed on the Company’s land, whereas the Company is responsible for the operating and maintenance expenditures as well as capital improvements at the Petroleum Facility.

The Company makes decisions relative to the allocation of resources and evaluates performance based on income before income taxes, excluding interest income, condemnation proceeds and certain corporate expenses.

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the years ended December 31, 2005 and 2004.

The following financial information is used for making operating decisions and assessing performance of the Company’s segments:

		Petroleum
		Storage
	Leasing	Facility	Total
Year ended December 31, 2005:
Revenues and other income:
Revenues:
Long-term leases:
Contractual	$1,983,000	$2,426,000	$4,409,000
Contingent	145,000	123,000	268,000
Option	81,000	—	81,000
Non-cash, excess of contractual over straight-line rentals	(94,000)	—	(94,000)
Short-term lease	548,000	—	548,000

	2,663,000	2,549,000	5,212,000
Other income:
Gain on sale of parking garage	1,057,000	—	1,057,000
Gain on sale of billboard permit	100,000	—	100,000

Total revenues and other income	$3,820,000	$2,549,000	$6,369,000

Property tax expense	$574,000	$95,000	$669,000

Depreciation	$14,000	$415,000	$429,000

Income before income taxes	$3,042,000	$836,000	$3,878,000

Assets	$4,271,000	$13,273,000	$17,544,000

Properties and equipment:
Additions	$—	$2,103,000	$2,103,000

Deletion	$(2,500,000)	$—	$(2,500,000)

Year ended December 31, 2004:
Revenues and other income:
Revenues:
Long-term leases:
Contractual	$1,705,000	$1,934,000	$3,639,000
Contingent	156,000	140,000	296,000
Option	405,000	—	405,000
Non-cash, excess of contractual over straight-line rentals	(91,000)	—	(91,000)
Short-term lease	874,000	—	874,000

	3,049,000	2,074,000	5,123,000
Other income, attorneys fees judgment	258,000	—	258,000

Total revenues and other income	$3,307,000	$2,074,000	$5,381,000

Property tax expense	$1,326,000	$76,000	$1,402,000

Depreciation	$64,000	$342,000	$406,000

Income before income taxes	$1,717,000	$198,000	$1,915,000

Assets	$6,036,000	$11,814,000	$17,850,000

Properties and equipment, additions	$216,000	$1,830,000	$2,046,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements:

	2005	2004
Revenues and other income:
Revenues and other income for operating segments	$6,369,000	$5,381,000
Condemnation proceeds, including interest	—	1,672,000
Interest income	94,000	22,000

Total consolidated revenues and other income	$6,463,000	$7,075,000

Property tax expense:
Property tax expense for operating segments	$669,000	$1,402,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$670,000	$1,403,000

Depreciation:
Depreciation for operating segments	$429,000	$406,000
Unallocated corporate depreciation	2,000	4,000

Total consolidated depreciation	$431,000	$410,000

Income before income taxes:
Income for operating segments	$3,878,000	$1,915,000
Condemnation proceeds	—	1,672,000
Interest income	94,000	22,000
Unallocated corporate expenses	(1,216,000)	(1,038,000)

Total consolidated income before income taxes	$2,756,000	$2,571,000

Assets:
Assets for operating segments	$17,544,000	$17,850,000
Corporate cash and cash equivalents	3,936,000	1,667,000
Other unallocated amounts	12,000	14,000

Total consolidated assets	$21,492,000	$19,531,000

Additions to properties and equipment:
Operating segments	$2,103,000	$2,046,000
Unallocated corporate additions	—	12,000

Total consolidated additions	$2,103,000	$2,058,000

Deletion to properties and equipment, parking garage, operating segment and total consolidated deletion	$(2,500,000)	$—

The following table sets forth those customers whose revenues exceed 10% of the Company’s segment revenues.

	2005	2004
Leasing segment:
A	$718,000	$717,000
B	548,000	874,000
C	468,000	392,000
D	403,000	403,000

	$2,137,000	$2,386,000

Petroleum storage facility segment (one customer)	$2,549,000	$2,074,000

9.	Fair value of financial instruments:

The carrying amounts of the Company’s financial instruments approximate their fair values at December 31, 2005, due to the short maturities of cash and cash equivalents, and accounts payable and accrued expenses.
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-B.

PART III
Item 8A. Controls and Procedures

Under the supervision of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective in making them aware on a timely basis of the material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

There were no significant changes made in the Company’s internal controls during the period covered by this report or, to the Company’s knowledge, in the factors that could significantly affect these controls subsequent to the date of their evaluation.
Item 9. Directors, Executive Officers, Promoters and Control Persons of the Issuer

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2006 Annual Meeting of the Shareholders to be filed with the SEC.

The following are the executive officers of the Issuer:

			Date of First
Name	Age	Office Held	Election to Office
Robert H. Eder	73	Chairman, Capital Properties, Inc.	1995
Ronald P. Chrzanowski	63	President, Capital Properties, Inc.	1997
Barbara J. Dreyer	67	Treasurer, Capital Properties, Inc.	1997
Stephen J. Carlotti	63	Secretary, Capital Properties, Inc.	1998
Avery L. Noe	62	President, Capital Terminal Company	1996
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
Code of Ethics:

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and its subsidiaries including the Principal Executive Officer and the Treasurer (who is both the principal accounting and financial officer), which meets the requirement of a “code of ethics” as defined in Item 406 of Regulation S-B. The Company will provide a copy of the Code to shareholders pursuant to any request directed to the Treasurer at the Company’s principal offices. The Company intends to disclose any amendments to, or waiver of, any provisions of the Code for the Principal Executive Officer or Treasurer, or any person performing similar functions.

Item 10. Executive Compensation

The information required by this item is incorporated by reference to the Section entitled “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC.
Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC.
Item 12. Certain Relationships and Related Transactions

Not applicable.

Item 13. Exhibits and Reports on Form 8-K
(a)	Index of Exhibits:
3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Issuer’s report on Form 8-K filed December 10, 2001).

3.2	By-laws, as amended (incorporated by reference to Exhibit 3(b) to the Issuer’s quarterly report on Form 10-QSB for the quarter ended September 30, 1999).

10	Material contracts:
(a)	Lease between Metropark, Ltd. and Company:

(i)	Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the Issuer’s annual report on Form 10-KSB for the year ended December 31, 2004), as amended.

(b)	Miscellaneous contract:

(i)	Option Agreement to Purchase Real Property and Related Assets, dated June 9, 2003, by and between Dunellen, LLC and Global Companies, LLC (incorporated by reference to Exhibit 10(b)(i) to the Issuer’s Report on Form 10-QSB/A for the quarterly period ended June 30, 2003), as amended.
20.1	Map of the Company’s parcels in Downtown Providence, Rhode Island

20.2	Map of the Company’s petroleum storage facility in East Providence, Rhode Island

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of Chairman of the Board and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of Chairman of the Board and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	A report on Form 8-K was filed October 28, 2005, reporting the election of a director and the entering into a First Amendment to the Amended and Restated Lease Agreement with Global Companies, LLC.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Section entitled “Independent Public Accountants” in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of the Shareholders to be filed with the SEC.

SIGNATURE
     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder

Robert H. Eder
Chairman of the Board and
Principal Executive Officer
DATED: March 17, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	March 17, 2006
Robert H. Eder
Chairman and Director
Principal Executive Officer

/s/ Ronald P. Chrzanowski	March 17, 2006
Ronald P. Chrzanowski
President and Director

/s/ Barbara J. Dreyer	March 17, 2006
Barbara J. Dreyer
Treasurer, Principal Financial Officer
And Principal Accounting Officer

/s/ Harris N. Rosen	March 17, 2006
Harris N. Rosen, Director