Form 10QSB
period 2006-03-31
CAPITAL PROPERTIES INC /RI/
filed 2006-05-01
CIK 202947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


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

Check whether the small business issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of April 28, 2006, the Issuer had 3,299,956 shares of Class A Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I


CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

ASSETS

Properties and equipment (net of accumulated depreciation)..............................  $17,289,000
Cash and cash equivalents...............................................................    3,441,000
Receivables, tenant.....................................................................      144,000
Accrued leasing revenues................................................................      215,000
Prepaid and other.......................................................................      143,000
                                                                                          -----------
                                                                                          $21,232,000
                                                                                          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses:
     Property taxes.....................................................................  $   309,000
     Environmental remediation..........................................................      101,000
     Other, including $194,000 relating to properties and equipment.....................      347,000
   Deferred leasing revenues............................................................      341,000
   Income taxes:
     Current............................................................................       68,000
     Deferred, net......................................................................    4,684,000
                                                                                          -----------
                                                                                            5,850,000
                                                                                          -----------
Commitment (Note 2)

Shareholders' equity:
   Class A common stock, $.01 par; authorized 6,000,000 shares;
     issued and outstanding 3,299,956 shares............................................       33,000
   Capital in excess of par.............................................................   11,795,000
   Retained earnings....................................................................    3,554,000
                                                                                          -----------
                                                                                           15,382,000
                                                                                          -----------
                                                                                          $21,232,000
                                                                                          ===========





See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)


                                                       2006              2005
                                                    ----------        ----------

Revenues and other income:
   Revenues:
    Leasing ................................        $  632,000        $  695,000
    Petroleum storage facility .............           807,000           658,000
                                                    ----------        ----------
                                                     1,439,000         1,353,000
   Other income:
    Gain on sale of parking garage .........                --         1,057,000
    Interest ...............................            31,000             9,000
                                                    ----------        ----------
                                                     1,470,000         2,419,000
                                                    ----------        ----------

Expenses:
   Expenses applicable to:
    Leasing ................................           172,000           295,000
    Petroleum storage facility .............           445,000           459,000
   General and administrative ..............           317,000           289,000
                                                    ----------        ----------
                                                       934,000         1,043,000
                                                    ----------        ----------

Income before income taxes .................           536,000         1,376,000
                                                    ----------        ----------

Income tax expense:
   Current .................................           176,000           566,000
   Deferred ................................            39,000                --
                                                    ----------        ----------
                                                       215,000           566,000
                                                    ----------        ----------

Net income .................................        $  321,000        $  810,000
                                                    ==========        ==========


Basic income per share .....................              $.10              $.25
                                                          ====              ====

Dividends on common stock ..................              $.03              $.03
                                                          ====              ====






See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)


                                                               2006             2005
                                                            -----------      -----------

Cash flows from operating activities:
   Net income ............................................. $   321,000      $   810,000
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Gain on sale of parking garage .......................          --       (1,057,000)
     Depreciation .........................................     127,000          121,000
     Deferred income taxes ................................      39,000               --
     Other, principally net changes in receivables,
        prepaids, accounts payable, accrued expenses,
        deferred leasing revenues and income taxes ........    (629,000)         632,000
                                                            -----------      -----------
   Net cash provided by (used in) operating activities         (142,000)         506,000
                                                            -----------      -----------


Cash flows from investing activities:
   Proceeds from sale of parking garage ..................           --        2,500,000
   Payments for properties and equipment .................     (629,000)         (78,000)
                                                            -----------      -----------
   Net cash provided by (used in) investing activities ...     (629,000)       2,422,000
                                                            -----------      -----------


Cash used in financing activities, payment of dividends...      (99,000)         (99,000)
                                                            -----------      -----------


Increase (decrease) in cash and cash equivalents .........     (870,000)       2,829,000
Cash and cash equivalents, beginning .....................    4,311,000        1,835,000
                                                            -----------      -----------
Cash and cash equivalents, ending ........................  $ 3,441,000      $ 4,664,000
                                                            ===========      ===========



Supplemental disclosure, cash paid for income taxes .....   $   788,000      $    86,000
                                                            ===========      ===========






See notes to consolidated financial statements.

     CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     THREE MONTHS ENDED MARCH 31, 2006 AND 2005
     (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

     Certain amounts on the accompanying consolidated statement of income for the three months ended March 31, 2005, have been reclassified to conform to the presentations for the three months ended March 31, 2006.

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

3.   PROPERTIES AND EQUIPMENT:

     At March 31, 2006, properties and equipment consists of:

         Properties on lease or held for lease, land and land improvements......  $ 3,989,000
                                                                                  -----------

         Petroleum storage facility:
          Land and land improvements............................................    5,284,000
          Buildings and structures..............................................    1,206,000
          Tanks and equipment, including $626,000 relating to
           tank under construction..............................................   12,965,000
                                                                                  -----------
                                                                                   19,455,000
                                                                                  -----------

         Office equipment.......................................................       96,000
                                                                                  -----------
                                                                                   23,540,000
                                                                                  -----------
         Less accumulated depreciation:
          Properties on lease or held for lease.................................       11,000
          Petroleum storage facility............................................    6,154,000
          Office equipment......................................................       86,000
                                                                                  -----------
                                                                                    6,251,000
                                                                                  -----------
                                                                                  $17,289,000
                                                                                  ===========

     In November 2005, the Company entered into a contract to construct a 175,000 barrel tank at a remaining cost of $1,300,000. Construction commenced in the first quarter of 2006, and the Company anticipates that the tank will be completed in the third quarter of 2006.

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

4.   DESCRIPTION OF LEASING ARRANGEMENTS:

     As of March 31, 2006, the Company had entered into four long-term land leases for four separate parcels upon which the improvements have been completed (developed parcels), including the lease for the land under the parking garage discussed in Note 3. The Company has entered into three additional long-term land leases (undeveloped parcels) with commencement dates of April 1, 2004, January 1, 2005, and May 1, 2005, respectively. Construction of the improvements has commenced on two of the three parcels.

     For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $22,936,000 through March 31, 2006. Management has concluded that a portion of the excess of straight-line over contractual rentals ($215,000 at March 31, 2006) is realizable when payable over the terms of the leases.

     Under the seven land leases which have commenced, the tenants are required to pay the City for real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of income. For the three months ended March 31, 2006 and 2005, real property taxes attributable to the Company's land under these seven leases totaled $327,000 and $311,000, respectively.

     Under the lease which commenced January 1, 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property tax expense currently being paid by the tenant. For the three months ended March 31, 2006 and 2005, the Company reported the portion of the real property taxes subject to the future credit ($36,000) as property tax expense on the accompanying consolidated statements of income and as accrued property taxes on its consolidated balance sheet. As the tenant makes the tax payment, the amount of the payment is reclassified from accrued property taxes to deferred leasing revenues which totaled $341,000 at March 31, 2006. During the periods that the tenant is entitled to the credit (commencing in 2010), the Company will reclassify deferred leasing revenues to leasing revenues.

     Prior to the commencement of the May 1, 2005 lease, the Company received option payments pursuant to a month-to-month arrangement.

     Under one of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenant). For the three months ended March 31, 2006 and 2005, the contingent rentals total $16,000 and $14,000, respectively.

     The Company also leases various parcels of land for outdoor advertising purposes to Lamar Outdoor Advertising (Lamar) under a lease having a remaining term of 28 years. Presently, there are 25 locations under lease with 48 billboard faces. Of these locations, 22 are owned by the Company and 3 are leased by the Company from third parties under operating leases with original terms of 1 to 11 years. In July 2005, another of the Company's operating leases with a third party terminated since the Company had been unable to negotiate a renewal, and the Company sold the permit for this billboard to the former lessor for $100,000 in cash.

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

     In May 2003, the Company and Global entered into an amended and restated lease agreement (Amended Agreement) which, among other things, provides as follows: (1) the Amended Agreement will expire April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days' written notice; (2) Global may terminate the Amended Agreement on or after April 30, 2008, upon one year's written notice; (3) Global will pay a monthly fee of $150,000 effective May 1, 2004, subject to annual cost-of-living adjustments; (4) Global will reimburse the Company for certain increases in real property taxes over the 2002 level; and (5) the Company will receive an additional $.10 per barrel (contingent revenue) for every barrel in excess of 4,000,000 barrels of throughput in any agreement year.

     For the three months ended March 31, 2006 and 2005, the Company earned contingent revenues of $107,000 and $84,000, respectively.

     On May 1, 2005, the scheduled cost-of-living adjustment resulted in an increased monthly fee of $191,000. In December 2005, the Company completed the construction of a 152,000 barrel tank which Global immediately leased at a monthly fee of $36,000, increasing Global's total present monthly fee to $227,000.

     In October 2005, the Company and Global entered into the First Amendment to the Amended Agreement whereby Global agreed to include the 175,000 barrel tank being constructed in 2006 (see Note 3) under the existing Amended Agreement at a monthly fee of approximately $43,000.

     Also effective May 2003, Global was granted the option to purchase the Petroleum Facility at any time during the term of the Amended Agreement under the terms and conditions set forth in an option agreement. In a separate but related agreement, Global agreed to make certain improvements at the Wilkesbarre Pier which, for 2005, totaled approximately $110,000 and are estimated to be $190,000 for 2006. [See Wilkesbarre Pier below].

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

     In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004, and the Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was included in expenses applicable to petroleum storage facility in 2004. Through March 31, 2006, the Company has expended $99,000. The Company expects the system to be installed during the second quarter of 2006. The system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. The Company anticipates that the remediation process will be completed during 2007. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

     Environmental incident:

     In 2002, during testing of monitoring wells at the Petroleum Facility, the Company's consultant discovered free floating phase product in a groundwater monitoring well located on that portion of the Petroleum Facility purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Petroleum Facility. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Company's Petroleum Facility. The Company notified RIDEM. The Company will continue to monitor RIDEM's investigation of this contamination to ensure that the responsible party addresses this contamination.

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

     Since 2000, the Company has been involved in litigation with Getty Properties Corp. (Properties), the owner of an adjacent petroleum storage facility and a party with a claimed interest in the Pier, which included, among other issues, the obligation to install a 16-inch pipeline on the Pier. In December 2004, the United States Court of Appeals for the First Circuit determined that Properties had the obligation to install the additional pipeline. The Company undertook the installation and in February 2005, Properties paid $394,000 for the installation.

     The Company was also engaged in litigation with Properties over the question of whether either party had the obligation to indemnify the other for litigation expenses incurred in the underlying litigation with respect to the Pier pursuant to a 1986 Guaranty and Indemnity Agreement. In February 2005, the Judge Magistrate of the United States District Court for the District of Rhode Island recommended that the Court deny and dismiss all of the claims asserted by the parties in the action. Both parties appealed that recommendation, and in September 2005, the Court denied and dismissed all claims. Neither party appealed the Court's decision.

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

7.   INCOME TAXES:

     In 2004, the Company received condemnation proceeds from National Railroad Passenger Corporation (Amtrak) totaling $1,428,000 which qualify for deferred reinvestment for income tax reporting purposes whereby the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, which resulted in the Company's not then paying income taxes on the proceeds, subject to certain restrictions. Through March 31, 2006, the Company has made qualifying acquisitions totaling $250,000.

     Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at March 31, 2006 were as follows:

          Gross deferred tax liabilities:
            Property having a financial statement basis
              in excess of tax basis..............................  $4,462,000
            Condemnation proceeds.................................     471,000
            Accrued leasing revenues..............................      86,000
            Insurance premiums....................................      42,000
                                                                    ----------
                                                                     5,061,000
          Gross deferred tax assets...............................    (377,000)
                                                                    ----------
                                                                    $4,684,000
                                                                    ==========

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

     The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the assets constructed on the Company's land, whereas the Company is responsible for the operating and maintenance expenditures as well as capital improvements at the Petroleum Facility.

     The Company makes decisions relative to the allocation of resources and evaluates performance based on income before income taxes, excluding interest income, condemnation proceeds and certain corporate expenses.

     Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the three months ended March 31, 2006 and 2005.

     The following financial information is used for making operating decisions and assessing performance of the Company's segments:

                                                                                        Petroleum
                                                                                         Storage
                                                                       Leasing           Facility          Total
                                                                     ------------      ------------     ------------
Three months ended March 31, 2006:

Revenues:
   Revenues:
     Long-term leases:
       Contractual .............................................     $    500,000      $    700,000     $  1,200,000
       Contingent ..............................................           16,000           107,000          123,000
       Non-cash, excess of contractual over
         straight-line rentals .................................          (17,000)               --          (17,000)
     Short-term lease ..........................................          133,000                --          133,000
                                                                     ------------      ------------     ------------
   Total revenues ..............................................     $    632,000      $    807,000     $  1,439,000
                                                                     ============      ============     ============

Property tax expense ...........................................     $    144,000      $     27,000     $    171,000
                                                                     ============      ============     ============

Depreciation ...................................................     $         --      $    125,000     $    125,000
                                                                     ============      ============     ============

Income before income taxes .....................................     $    460,000      $    362,000     $    822,000
                                                                     ============      ============     ============

Assets ........................................................      $  4,354,000      $ 13,797,000     $ 18,151,000
                                                                     ============      ============     ============

Properties and equipment, additions ............................     $     33,000      $    627,000     $    660,000
                                                                     ============      ============     ============

Three months ended March 31, 2005:

Revenues and other income:
   Revenues:
     Long-term leases:
       Contractual .............................................     $    473,000      $    574,000     $  1,047,000
       Contingent ..............................................           14,000            84,000           98,000
       Option ..................................................           61,000                --           61,000
       Non-cash, excess of contractual over
         straight-line rentals .................................          (25,000)               --          (25,000)
     Short-term lease ..........................................          172,000                --          172,000
                                                                     ------------      ------------     ------------
                                                                          695,000           658,000        1,353,000
   Other income, gain on sale of parking garage ................        1,057,000                --        1,057,000
                                                                     ------------      ------------     ------------
   Total revenues and other income .............................     $  1,752,000      $    658,000     $  2,410,000
                                                                     ============      ============     ============

Property tax expense ...........................................     $    225,000      $     20,000     $    245,000
                                                                     ============      ============     ============

Depreciation ...................................................     $     13,000      $    107,000     $    120,000
                                                                     ============      ============     ============

Income before income taxes .....................................     $  1,457,000      $    199,000     $  1,656,000
                                                                     ============      ============     ============

Assets ........................................................      $  4,590,000      $ 11,695,000     $ 16,285,000
                                                                     ============      ============     ============

Properties and equipment:
   Additions ...................................................     $         --      $     75,000     $     75,000
                                                                     ============      ============     ============
   Deletions ...................................................     $ (2,500,000)     $         --     $ (2,500,000)
                                                                     ============      ============     ============


The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2006 and 2005:

                                                                           2006            2005
                                                                       ------------    ------------

Revenues and other income:
   Revenues and other income for operating segments..................  $  1,439,000    $  2,410,000
   Interest income...................................................        31,000           9,000
                                                                       ------------    ------------
     Total consolidated revenues and other income....................  $  1,470,000    $  2,419,000
                                                                       ============    ============

Property tax expense:
   Property tax expense for operating segments.......................  $    171,000    $    245,000
   Unallocated corporate property tax expense........................         1,000           1,000
                                                                       ------------    ------------
     Total consolidated property tax expense.........................  $    172,000    $    246,000
                                                                       ============    ============

Depreciation:
   Depreciation for operating segments...............................  $    125,000    $    120,000
   Unallocated corporate depreciation................................         2,000           1,000
                                                                       ------------    ------------
     Total consolidated depreciation.................................  $    127,000    $    121,000
                                                                       ============    ============

Income before income taxes:
   Income for operating segments.....................................  $    822,000    $  1,656,000
   Interest income...................................................        31,000           9,000
   Unallocated corporate expenses....................................      (317,000)       (289,000)
                                                                       ------------    ------------
     Total consolidated income before income taxes...................  $    536,000    $  1,376,000
                                                                       ============    ============

Assets:
   Assets for operating segments.....................................  $ 18,151,000    $ 16,285,000
   Corporate cash and cash equivalents...............................     3,070,000       4,231,000
   Other unallocated amounts.........................................        11,000          12,000
                                                                       ------------    ------------
     Total consolidated assets.......................................  $ 21,232,000    $ 20,528,000
                                                                       ============    ============

Additions to properties and equipment, operating segment
   and total consolidated additions..................................  $    660,000    $     75,000
                                                                       ============    ============

Deletion to properties and equipment, parking garage,
   operating segment and total consolidated deletion.................  $         --    $ (2,500,000)
                                                                       ============    ============

ITEM 3.  CONTROLS AND PROCEDURES

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

1.   OVERVIEW:

     Critical accounting policies:

     The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which is discussed in the Company's Form 10-KSB for the year ended December 31, 2005. There have been no changes to the application of this accounting policy since December 31, 2005.

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

     As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage on the Company's land adjacent to the Railroad Station, and the Company paid one-half of the construction cost. Subsequently, the Company became the sole owner of the parking garage, which was leased at an annual rental of $189,000. In March 2005, the Company sold the parking garage for $2,500,000 in cash and leased the underlying land for 99 years at an initial annual contractual rental of $100,000. At the end of the lease period or any extension thereof, the tenant will surrender the parking garage to the Company, in good order, condition and repair, ordinary wear and tear and damage by fire or unavoidable casualty excepted. Consistent with other long-term land leases, the tenant assumed the obligation for the payment of the real property taxes on the land. The lease further provides for future cost-of-living rental adjustments and periodic appraisals.

     The sale of the parking garage while retaining title to the underlying land is consistent with the Company's policy not to act as a developer with respect to improvements constructed on land that it currently owns or may hereafter acquire.

     The Company first began offering parcels for lease in the late 1980's. As of March 31, 2006, four developed parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex, a 114,000 square foot office building and the parking garage.

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

     Additionally, the Company, through a wholly-owned subsidiary, leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising under a lease which expires in 2033. Presently, there are 25 locations under lease containing 48 billboard faces. Of these locations, 22 are owned by the Company, and 3 are leased by the Company from third parties under leases with original terms of one to eleven years. The term of the Lamar lease is extended for two years for each additional location added. Although no new locations have been added since 2002, one structure was moved to a different location and the lease was extended for two years. In July 2005, another of the Company's leases with a third party terminated since the Company had been unable to negotiate a renewal. In July 2005, the Company sold the permit for this billboard to the former lessor for $100,000 in cash, and this location was removed from the Lamar lease. The annual leasing revenue (including contingent rent) from this location had been approximately $50,000 and the lease expense was approximately $11,000.

     Subsequent event:

     On April 19, 2006, the Company entered into an Amended and Restated Agreement of its lease with Lamar which among other things provides the following: (1) the base rent will increase annually in fixed increases of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company, the difference between (a) 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, less commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period. In all other respects, the lease remains substantially unchanged.

     Petroleum storage facility:

     The Company, through a wholly-owned subsidiary, owns a petroleum storage facility (the Petroleum Facility) located in East Providence, Rhode Island with a current capacity of 835,000 barrels. The Petroleum Facility utilizes the Company's Wilkesbarre Pier and a pipeline connecting the Wilkesbarre Pier to the Petroleum Facility. The Company (through this wholly-owned subsidiary) and Global Companies, LLC (Global) are parties to an agreement whereby the Company (through another wholly-owned subsidiary) operates the entire Petroleum Facility for Global at a fixed monthly fee which is subject to annual cost-of-living adjustments. The agreement expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days' written notice. Global may terminate the agreement on or after April 30, 2008, upon one year's written notice. The agreement includes provisions for additional payments based upon throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year and for certain increases in real property taxes. The Company bears all of the operating costs with respect to the Petroleum Facility, including real estate taxes and insurance. In addition, Global was granted an option to purchase the Petroleum Facility at any time during the term of the agreement under the terms and conditions set forth in an option agreement.

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

     In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004, and the Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which the Company reported as an expense in 2004. Through March 31, 2006, the Company has expended $99,000. The Company expects the system to be installed during the second quarter of 2006. The system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. The Company anticipates that the remediation process will be completed by the second quarter of 2007. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

     In 2002, during testing of monitoring wells at the Petroleum Facility, the Company's consultant discovered free floating phase product in a groundwater monitoring well located on that portion of the Petroleum Facility purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Petroleum Facility. However, in the 1950's gasoline was stored on the Company's property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Company's Petroleum Facility. The Company notified RIDEM. The Company will continue to monitor RIDEM's investigation of this contamination to ensure that the responsible party addresses this contamination.

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

     In 2005, the Company constructed a 152,000 barrel tank. In 2006, the Company commenced the construction of a 175,000 barrel tank at an estimated remaining cost of $1,300,000. The tank is expected to be completed in the third quarter of 2006. This will conclude the development of the land currently owned by the Company at its Petroleum Facility.

     The Company manages its exposure to contamination, remediation or similar costs associated with the Petroleum Facility through adherence to established procedures for operations and equipment maintenance.


2.   RESULTS OF OPERATIONS:

     Leasing segment:

     As discussed above, in March 2005 the Company sold its parking garage for $2,500,000, resulting in a gain of $1,057,000. Exclusive of this gain, for the three months ended March 31, 2006, revenues from leasing decreased $63,000 from 2005. Prior to the commencement of the two long-term land leases in 2005, the Company was receiving option payments and revenue from a short-term surface parking lease but was paying all real property taxes. Upon commencement of the leases, the Company receives an annual rental which is lower during the construction and lease-up periods (approximately five years) but the tenants directly pay the real property taxes, resulting in a decrease in real property tax expense for the three months ended March 31, 2006 of $81,000 from 2005. The net effect of the above is the principal reason for the increase to income before income taxes of the leasing segment for the three months ended March 31, 2006 from 2005.

     Petroleum storage facility segment:

     For the three months ended March 31, 2006 revenue from the petroleum storage facility increased $149,000 from 2005 due principally to fees for the new 152,000 barrel tank effective December 2005, higher monthly fees resulting from the annual cost-of-living adjustment and higher contingent revenue.

     For the three months ended March 31, 2006, expenses applicable to petroleum storage facility decreased $14,000 from 2005. Lower legal fees in connection with the Wilkesbarre Pier litigation and a decrease in expenses relating to security maintenance were offset in part by higher depreciation expense related principally to the new 152,000 barrel tank constructed in 2005 and higher payroll and related costs.

     General:

     For the three months ended March 31, 2006, interest income increased $22,000 from 2005 resulting from higher levels of cash available for short-term investments.

     For the three months ended March 31, 2006, general and administrative expense increased $27,000 from 2005 due principally to higher payroll and related costs and directors fees.

     Liquidity:

     Historically, the Company has had adequate liquidity to fund its operations.

     A land lease for an undeveloped parcel commenced January 1, 2005, under the terms of which the Company receives an annual contractual rental equal to the option revenue it was previously receiving ($24,000), during the thirty-month construction phase, and the tenant commenced paying real property taxes at a current annual rate of $518,000. Starting in 2010, the tenant will receive a credit against future rentals for real property taxes paid as follows: 2004, $234,000; 2005, $143,000; and 2006, $143,000.

     Under another land lease for an undeveloped parcel, the Company received option payments equal to the real property taxes, which option terminated April 30, 2005. This lease commenced May 1, 2005, under the terms of which the Company receives an annual contractual rental of $36,000 during the thirty-six month construction phase, and the tenant commenced paying real property taxes at a current annual rate of $243,000.

     Under another long-term land lease which commenced in 1988, the tenant filed for protection under Chapter 11 of the United States Bankruptcy Code but continued to pay the contractual rent in full. In May 2005, the tenant's secured lender, the Employees Retirement System of Rhode Island
     (ERS), a Rhode Island state agency, took control of the property at issue and continued to pay the contractual rent under the lease. In November 2005, the lease was assigned to ERS's nominee, Gateway Holdings, LLC, which took possession of the tenant's property. The building has been sub-leased for three years. As of March 31, 2006, all rent and tax payments are current.

     In 2004, the Company received condemnation proceeds from Amtrak of $1,428,000, excluding interest, which qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, which results in the Company's not currently paying income taxes on the proceeds, subject to certain restrictions. The Company filed its 2004 income tax returns, making such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. However, the Company will be required to reinvest the condemnation proceeds in qualifying assets by December 31, 2007, or then pay the income tax on the unexpended proceeds. At March 31, 2006, the Company has purchased qualifying assets totaling $250,000.

     In 2005, the Company constructed a 152,000 barrel tank at a total cost of $1,688,000 paid for in cash. Effective December 15, 2005, Global commenced using the tank at a monthly fee of $36,000, resulting in a current total monthly fee of $227,000. The annual cost-of-living adjustment effective May 1, 2006, will increase the monthly fee to $234,000. In November 2005, the Company entered into a contract to construct a 175,000 barrel tank at an estimated remaining cost of $1,300,000. Construction commenced in March 2006 and the tank is expected to be completed in the third quarter of 2006. The Company presently intends to pay for the tank from available cash. When completed, Global will include this new tank under the existing Amended Agreement at a monthly fee of approximately $43,000.

     Regulations of the Department of Homeland Security required the Company to secure the Petroleum Facility (including the Wilkesbarre Pier) against possible threats by the installation of fences, barricades and similar items in 2004. The Company cannot predict what additional expenses it may incur in the future to maintain required security levels.

     As discussed in Note 5 of Notes to Consolidated Financial Statements, in 2003, the remaining non-jury claims in the litigation with Getty were tried and the Court ordered Getty Properties Corp. (Properties) to install a new sixteen-inch pipeline on the Pier for the Company's use and benefit. Pursuant to an agreement with Properties in the fall of 2004, the Company installed the pipeline at a cost of $394,000. The Company received payment from Properties in February 2005.

     Other than the 175,000 barrel tank being constructed in 2006 and the painting of two tanks in 2007 at an estimated cost of $225,000, remaining commitments for the purchase of properties and equipment are immaterial.

     In January 2005, the Company paid a quarterly dividend of $99,000 to holders of Class A and Class B Common Stock. On April 1, 2005, Class B Common Stock was converted into Class A Common Stock. In May, August and November 2005, the Company paid a quarterly dividend of $99,000 to holders of its Class A Common Stock. In January 2006, the Company paid a quarterly dividend of $99,000 to holders of its Class A Common Stock. The declaration of future dividends and the amount thereof will depend on the Company's future earnings, financial factors and other events.

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

     10   Material contracts:

          (a)  LEASE BETWEEN METROPARK, LTD. AND COMPANY:

          (i) Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the Issuer's annual report on Form 10-KSB for the year ended December 31, 2004), as amended.

          (b)  MISCELLANEOUS CONTRACT:


          (i) Option Agreement to Purchase Real Property and Related Assets, dated June 9, 2003, by and between Dunellen, LLC and Global Companies, LLC (incorporated by reference to Exhibit 10(b)(i) to the Issuer's Report on Form 10-QSB/A for the quarterly period ended June 30, 2003), as amended.


     31.1 Rule 13a-14(a) Certification of Chairman of the Board and Principal Executive Officer

     31.2 Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

     32.1 Certification of Chairman of the Board and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  For the quarter ended March 31, 2006, no reports on Form 8-K were filed.

                                    SIGNATURE



     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   CAPITAL PROPERTIES, INC.


                                   By /s/ Robert H. Eder
                                      -----------------------------------------
                                      Robert H. Eder
                                      Chairman of the Board and
                                        Principal Executive Officer



                                   By /s/ Barbara J. Dreyer
                                      -----------------------------------------
                                      Barbara J. Dreyer
                                      Treasurer and Principal Financial Officer



DATED: April 28, 2006