Form 10QSB
period 2006-06-30
CAPITAL PROPERTIES INC /RI/
filed 2006-07-31
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-9380

CAPITAL PROPERTIES, INC.
(Name of small business issuer in its charter)

Rhode Island	05-0386287
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Dexter Road
East Providence, Rhode Island 02914
(Address of principal executive offices) (Zip Code)

(401) 435-7171
(Small business issuer’s telephone number, including area code)

Check whether the small business issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐
Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:
As of July 25, 2006, the Issuer had 3,299,956 shares of Class A Common Stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☒

PART I
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(Unaudited)

ASSETS
Properties and equipment (net of accumulated depreciation)	$18,543,000
Cash and cash equivalents	2,874,000
Receivables, tenant	76,000
Accrued leasing revenues	44,000
Prepaid and other	198,000

$21,735,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$315,000
Environmental remediation	86,000
Other, including $647,000 relating to properties and equipment	759,000
Deferred:
Leasing revenues	377,000
Income taxes, net	4,663,000

6,200,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 6,000,000 shares; issued and outstanding 3,299,956 shares	33,000
Capital in excess of par	11,795,000
Retained earnings	3,707,000

15,535,000

$21,735,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Revenues and other income:
Revenues:
Leasing	$555,000	$726,000	$1,187,000	$1,421,000
Petroleum storage facility	739,000	632,000	1,546,000	1,290,000

	1,294,000	1,358,000	2,733,000	2,711,000

Other income:
Gain on sale of parking garage	—	—	—	1,057,000
Interest	26,000	24,000	57,000	33,000

	1,320,000	1,382,000	2,790,000	3,801,000

Expenses:
Expenses applicable to:
Leasing	185,000	202,000	357,000	497,000
Petroleum storage facility	439,000	426,000	884,000	885,000
General and administrative	271,000	331,000	588,000	620,000

	895,000	959,000	1,829,000	2,002,000

Income before income taxes	425,000	423,000	961,000	1,799,000

Income tax expense (benefit):
Current	194,000	176,000	370,000	742,000
Deferred	(21,000)	6,000	18,000	6,000

	173,000	182,000	388,000	748,000

Net income	$252,000	$241,000	$573,000	$1,051,000

Basic income per common share	$.07	$.07	$.17	$.32

Dividends on common stock	$.03	$.03	$.06	$.06

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net income	$573,000	$1,051,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of parking garage	—	(1,057,000)
Depreciation	253,000	229,000
Deferred income taxes	18,000	6,000
Other, principally net changes in receivables, prepaids, accounts payable, accrued expenses, deferred leasing revenues and income taxes	(558,000)	912,000

Net cash provided operating activities	286,000	1,141,000

Cash flows from investing activities:
Proceeds from sale of parking garage	—	2,500,000
Payments for properties and equipment	(1,525,000)	(194,000)

Net cash provided by (used in) investing activities	(1,525,000)	2,306,000

Cash used in financing activities, payment of dividends	(198,000)	(198,000)

Increase (decrease) in cash and cash equivalents	(1,437,000)	3,249,000
Cash and cash equivalents, beginning	4,311,000	1,835,000

Cash and cash equivalents, ending	$2,874,000	$5,084,000

Supplemental disclosure, cash paid for income taxes	$1,157,000	$152,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

1.	Basis of presentation:

The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three and six months ended June 30, 2006 and 2005, and the cash flows for the six months ended June 30, 2006 and 2005.

Certain amounts on the accompanying consolidated statement of income for the three and six months ended June 30, 2005, have been reclassified to conform to the presentations for the three and six months ended June 30, 2006.

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

3.	Properties and equipment:

At June 30, 2006, properties and equipment consists of:

Properties on lease or held for lease, land and land improvements	$3,991,000

Petroleum storage facility:
Land and land improvements	5,352,000
Buildings and structures	1,246,000
Tanks and equipment, including $1,889,000 relating to tank under construction	14,235,000

20,833,000

Office equipment	96,000

24,920,000

Less accumulated depreciation:
Properties on lease or held for lease	11,000
Petroleum storage facility	6,280,000
Office equipment	86,000

6,377,000

$18,543,000

In November 2005, the Company entered into a contract to construct a 175,000 barrel tank. Construction was substantially completed by June 30, 2006, and the tank will be in service on August 1, 2006.

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

As of June 30, 2006, the Company had entered into four long-term land leases for four separate parcels upon which the improvements have been completed (developed parcels), including the lease for the land under the parking garage discussed in Note 3. The Company has entered into three additional long-term land leases (undeveloped parcels) with commencement dates of April 1, 2004, January 1, 2005, and May 1, 2005, respectively. Construction of the improvements has commenced on two of the three parcels.

For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $23,800,000 through June 30, 2006. Management has concluded that a portion of the excess of straight-line over contractual rentals ($44,000 at June 30, 2006) is realizable when payable over the terms of the leases.

Under the seven land leases which have commenced, the tenants are required to pay the City for real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of income. The real property taxes attributable to the Company’s land under these seven leases totaled $327,000 and $654,000, respectively, for the three and six months ended June 30, 2006, and $285,000 and $519,000, respectively, for the three and six months ended June 30, 2005.

Under the lease which commenced January 1, 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property tax expense currently being paid by the tenant. For the three and six months ended June 30, 2006 and 2005, the Company reported the portion of the real property taxes subject to the future credit ($36,000 and $71,000 respectively) as property tax expense on the accompanying consolidated statements of income and as accrued property taxes on its consolidated balance sheet. As the tenant makes the tax payment, the amount of the payment is reclassified from accrued property taxes to deferred leasing revenues which totaled $377,000 at June 30, 2006. During the periods that the tenant is entitled to the credit (commencing in 2010), the Company will reclassify deferred leasing revenues to leasing revenues.

Prior to the commencement of the May 1, 2005 lease, the Company received option payments pursuant to a month-to-month arrangement.

Under one of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenant). For the three and six months ended June 30, 2006 , the contingent rentals totaled $14,000 and $30,000, respectively. For the three and six months ended June 30, 2005, the contingent rentals totaled $14,000 and $28,000, respectively.

The Company also leases various parcels of land for outdoor advertising purposes to Lamar Outdoor Advertising (Lamar) under a lease having a remaining term of 27 years. Effective June 1, 2006, the Company entered into an Amended and Restated Agreement of this lease which among other things provides the following: (1) the base rent will increase annually in fixed increases of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company, the difference between (a) 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, less commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period. For the three and six months ended June 30, 2006 and 2005, contingent rental revenues totaled $78,000 and $87,000, respectively. In all other respects, the lease remains substantially unchanged.

The June 1, 2006 change in the contractual rental payments extended the turnaround date until 2022, resulting in the Company concluding that it should not presently record a receivable resulting from reporting leasing revenue on a straight-line basis. Accordingly, the Company reversed a previously recorded receivable for accrued leasing revenue from Lamar of $159,000 and is not reporting as leasing revenue any portion of the current excess of straight-line over contractual revenue.

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

Current operations:

The Company and Global Companies, LLC (Global) are parties to an agreement whereby the Company operates the entire Petroleum Facility for Global. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements.

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

For the three and six months ended June 30, 2006, the Company earned contingent revenues of $34,000 and $140,000, respectively. For the three and six months ended June 30, 2005, the Company earned contingent revenues of $39,000 and $123,000, respectively.

In December 2005 the Company completed the construction of a 152,000 barrel tank which Global immediately leased at a monthly fee of $36,000, increasing Global’s total monthly fee to $227,000. On May 1, 2006, the scheduled annual cost-of living adjustment resulted in a total current monthly fee of $234,000.

In October 2005, the Company and Global entered into the First Amendment to the Amended Agreement whereby Global agreed to include the 175,000 barrel tank being constructed in 2006 (see Note 3) under the existing Amended Agreement at a monthly fee of $43,000.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004, and the Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was included in expenses applicable to petroleum storage facility in 2004. Through June 30, 2006, the Company has expended $114,000. The system pumps out the contaminants which are disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. The Company anticipates that the remediation process will be completed during 2007. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

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

In 2004, the Company received condemnation proceeds from National Railroad Passenger Corporation (Amtrak) totaling $1,428,000 which qualify for deferred reinvestment for income tax reporting purposes whereby the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, which resulted in the Company’s not then paying income taxes on the proceeds, subject to certain restrictions. Through June 30, 2006, the Company has made qualifying acquisitions totaling $250,000.

Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at June 30, 2006 were as follows:

Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$4,540,000
Condemnation proceeds	471,000
Accrued leasing revenues	18,000
Insurance premiums	21,000

5,050,000
Gross deferred tax assets	(387,000)

$4,663,000

8.	Operating segment disclosures:

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

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the six months ended June 30, 2006 and 2005.

The following financial information is used for making operating decisions and assessing performance of the Company’s segments:

		Petroleum
		Storage
	Leasing	Facility	Total

Six months ended June 30, 2006:

Revenues:
Long-term leases:
Contractual	$1,001,000	$1,406,000	$2,407,000
Contingent	108,000	140,000	248,000
Non-cash, excess of contractual over straight-line rentals	(187,000)	—	(187,000)
Short-term lease	265,000	—	265,000

Total revenues	$1,187,000	$1,546,000	$2,733,000

Property tax expense	$288,000	$55,000	$343,000

Depreciation	$—	$252,000	$252,000

Income before income taxes	$830,000	$662,000	$1,492,000

Assets	$4,171,000	$14,809,000	$18,980,000

Properties and equipment, additions	$35,000	$2,005,000	$2,040,000

Six months ended June 30, 2005:

Revenues and other income:
Revenues:
Long-term leases:
Contractual	$978,000	$1,167,000	$2,145,000
Contingent	114,000	123,000	237,000
Option	81,000	—	81,000
Non-cash, excess of contractual over straight-line rentals	(50,000)	—	(50,000)
Short-term lease	298,000	—	298,000

	1,421,000	1,290,000	2,711,000
Other income, gain on sale of parking garage	1,057,000	—	1,057,000

Total revenues and other income	$2,478,000	$1,290,000	$3,768,000

Property tax expense	$389,000	$44,000	$433,000

Depreciation	$13,000	$214,000	$227,000

Income before income taxes	$1,981,000	$405,000	$2,386,000

Assets	$4,402,000	$11,922,000	$16,324,000

Properties and equipment:
Additions	$—	$218,000	$218,000

Deletions	$(2,500,000)	$—	$(2,500,000)

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the six months ended June 30, 2006 and 2005:

	2006	2005

Revenues and other income:
Revenues and other income for operating segments	$2,733,000	$3,768,000
Interest income	57,000	33,000

Total consolidated revenues and other income	$2,790,000	$3,801,000

Property tax expense:
Property tax expense for operating segments	$343,000	$433,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$344,000	$434,000

Depreciation:
Depreciation for operating segments	$252,000	$227,000
Unallocated corporate depreciation	1,000	2,000

Total consolidated depreciation	$253,000	$229,000

Income before income taxes:
Income for operating segments	$1,492,000	$2,386,000
Interest income	57,000	33,000
Unallocated corporate expenses	(588,000)	(620,000)

Total consolidated income before income taxes	$961,000	$1,799,000

Assets:
Assets for operating segments	$18,980,000	$16,324,000
Corporate cash and cash equivalents	2,634,000	4,323,000
Other unallocated amounts	121,000	11,000

Total consolidated assets	$21,735,000	$20,658,000

Additions to properties and equipment, operating segment and total consolidated additions	$2,040,000	$218,000

Deletion to properties and equipment, parking garage, operating segment and total consolidated deletion	$—	$(2,500,000)

Item 3.      Controls and Procedures
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

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-KSB for the year ended December 31, 2005. There have been no changes to the application of this accounting policy since December 31, 2005, except in connection with the Amended and Restated Lease Agreement with Lamar Outdoor Advertising entered into as of June 1, 2006, as discussed below.

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

The Company first began offering parcels for lease in the late 1980’s. As of June 30, 2006, four developed parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex, a 114,000 square foot office building and the parking garage.

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

Additionally, the Company, through a wholly-owned subsidiary, leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising under a lease which expires in 2033. Presently, there are 25 locations under lease containing 48 billboard faces. Of these locations, 22 are owned by the Company, and 3 are leased by the Company from third parties under leases with terms of four to ten years. The term of the Lamar lease is extended for two years for each additional location added. Although no new locations have been added since 2002, one structure was moved to a different location and the lease was extended for two years. In July 2005, another of the Company’s leases with a third party terminated since the Company had been unable to negotiate a renewal. In July 2005, the Company sold the permit for this billboard to the former lessor for $100,000 in cash, and this location was removed from the Lamar lease. The annual leasing revenue (including contingent rent) from this location had been approximately $50,000 and the lease expense was approximately $11,000.

Effective June 1, 2006, the Company entered into an Amended and Restated Agreement of its lease with Lamar which among other things provides the following: (1) the base rent will increase annually in fixed increases of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company, the difference between (a) 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, less commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period. In all other respects, the lease remains substantially unchanged.

The June 1, 2006 change in the contractual rental payments extended the turnaround date until 2022, resulting in management’s concluding that it should not presently record a receivable resulting from reporting leasing revenue on a straight-line basis. Accordingly, the Company reversed a previously recorded receivable for accrued leasing revenue from Lamar of $159,000 and is not reporting as leasing revenue any portion of the current excess of straight-line over contractual revenue.

Petroleum storage facility:

The Company, through a wholly-owned subsidiary, owns a petroleum storage facility (the Petroleum Facility) located in East Providence, Rhode Island with a capacity of 1,000,000 barrels as of August 1, 2006. The Petroleum Facility utilizes the Company’s Wilkesbarre Pier and a pipeline connecting the Wilkesbarre Pier to the Petroleum Facility. The Company (through this wholly-owned subsidiary) and Global Companies, LLC (Global) are parties to an agreement whereby the Company (through another wholly-owned subsidiary) operates the entire Petroleum Facility for Global at a fixed monthly fee which is subject to annual cost-of-living adjustments. The agreement expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice. Global may terminate the agreement on or after April 30, 2008, upon one year’s written notice. The agreement includes provisions for additional payments based upon throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year and for certain increases in real property taxes. The Company bears all of the operating costs with respect to the Petroleum Facility, including real estate taxes and insurance. In addition, Global was granted an option to purchase the Petroleum Facility at any time during the term of the agreement under the terms and conditions set forth in an option agreement.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004, and the Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which the Company reported as an expense in 2004. Through June 30, 2006, the Company has expended $114,000. The system pumps out the contaminants which are disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. The Company anticipates that the remediation process will be completed during 2007. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

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

In 2005, the Company constructed a 152,000 barrel tank. In July 2006, the Company completed the construction of a 175,000 barrel tank which will be in service August 1, 2006. This concludes the development of the land currently owned by the Company at the Petroleum Facility.

The Company manages its exposure to contamination, remediation or similar costs associated with the Petroleum Facility through adherence to established procedures for operations and equipment maintenance.

2.	Results of operations:

Leasing segment:

For the three and six months ended June 30, 2006, revenues from leasing decreased $171,000 and $234,000, respectively, from 2005, principally due to the reversal of the previously reported accrued leasing revenue from Lamar. Prior to the commencement of the two long-term land leases in 2005, the Company was receiving option payments and revenue from a short-term surface parking lease but was paying all real property taxes. Upon commencement of the leases, the Company receives an annual rental which is lower during the construction and lease-up periods (approximately five years) but the tenants directly pay the real property taxes, resulting in a decrease in real property tax expense for the three and six months ended June 30, 2006 of $20,000 and $101,000, respectively, from 2005.

As discussed above, in March 2005 the Company sold its parking garage for $2,500,000, resulting in a gain of $1,057,000.

Exclusive of this gain, the net effect of the above is the principal reason for the decrease to income before income taxes of the leasing segment for the three and six months ended June 30, 2006 from 2005.

Petroleum storage facility segment:

For the three and six months ended June 30, 2006, revenue from the petroleum storage facility increased $107,000 and $256,000, respectively, from 2005 due principally to fees for the new 152,000 barrel tank effective December 2005, higher monthly fees resulting from the annual cost-of-living adjustment and higher contingent revenue.

For the three months ended June 30, 2006, expenses applicable to petroleum storage facility increased $13,000 from 2005. For the six months ended June 30, 2006, expenses applicable to petroleum storage facility remained at the 2005 level. Lower legal fees in connection with the Wilkesbarre Pier litigation, lower insurance costs and a decrease in expenses relating to security maintenance were offset in part by higher depreciation expense related principally to the new 152,000 barrel tank constructed in 2005 and higher payroll and related costs.

General:

For the three months ended June 30, 2006, interest income remained at the 2005 level. For the six months ended June 30, 2006, interest income increased $24,000 from 2005 resulting from higher levels of cash available for short-term investments.

For the three and six months ended June 30, 2006, general and administrative expense decreased $60,000 and $32,000, respectively, from 2005 due principally to lower professional fees; in 2005, the Company incurred costs in (1) the conversion of its Class B common stock to Class A common stock and (2) responding to a tender offer to acquire shares of the Company’s stock. The decreases were offset in part by higher payroll and related costs.

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

Under another long-term land lease which commenced in 1988, the tenant filed for protection under Chapter 11 of the United States Bankruptcy Code but continued to pay the contractual rent in full. In May 2005, the tenant’s secured lender, the Employees Retirement System of Rhode Island (ERS), a Rhode Island state agency, took control of the property at issue and continued to pay the contractual rent under the lease. In November 2005, the lease was assigned to ERS’s nominee, Gateway Holdings, LLC, which took possession of the tenant’s property. The building has been sub-leased for three years.

In 2004, the Company received condemnation proceeds from Amtrak of $1,428,000, excluding interest, which qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, which results in the Company’s not currently paying income taxes on the proceeds, subject to certain restrictions. The Company filed its 2004 income tax returns, making such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. However, the Company will be required to reinvest the condemnation proceeds in qualifying assets by December 31, 2007, or then pay the income tax on the unexpended proceeds. At June 30, 2006, the Company has purchased qualifying assets totaling $250,000.

In 2005, the Company constructed a 152,000 barrel tank at a total cost of $1,688,000 paid for in cash. Effective December 15, 2005, Global commenced using the tank at a monthly fee of $36,000, resulting in a total monthly fee of $227,000. The annual cost-of-living adjustment effective May 1, 2006, increased the monthly fee to $234,000. In July 2006, the Company completed construction of a 175,000 barrel tank. On August 1, 2006, Global will include this new tank under the existing Amended Agreement at a monthly fee of $43,000.

Regulations of the Department of Homeland Security required the Company to secure the Petroleum Facility (including the Wilkesbarre Pier) against possible threats by the installation of fences, barricades and similar items in 2004. The Company cannot predict what additional expenses it may incur in the future to maintain required security levels.

As discussed in Note 5 of Notes to Consolidated Financial Statements, in 2003, the remaining non-jury claims in the litigation with Getty were tried and the Court ordered Getty Properties Corp. (Properties) to install a new sixteen-inch pipeline on the Pier for the Company’s use and benefit. Pursuant to an agreement with Properties in the fall of 2004, the Company installed the pipeline at a cost of $394,000. The Company received payment from Properties in February 2005.

Other than the painting in 2007 of the two recently constructed tanks at an estimated cost of $225,000, remaining commitments for the purchase of properties and equipment are immaterial.

In January 2005, the Company paid a quarterly dividend of $99,000 to holders of Class A and Class B Common Stock. On April 1, 2005, Class B Common Stock was converted into Class A Common Stock. From April 2005 through April 2006, the Company paid a quarterly dividend of $99,000 to holders of its Class A Common Stock. In July 2006, the Company will pay a quarterly dividend of $132, 000 to holders of its Class A Common Stock. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

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

The annual meeting of stockholders was held on April 25, 2006. Of the 3,299,956 “A” shares entitled to vote, 3,110,580 shares of stock were present, in person or by proxy.

All directors of the Issuer are elected on an annual basis and the following were so elected at this Annual Meeting: Ronald P. Chrzanowski, Alfred J. Corso, Robert H. Eder, Roy J. Nirschel, and Harris N. Rosen. Of the “A” shares, each director received 3,076,405 affirmative votes; 34,175 votes withheld.

Also presented for approval was a resolution for the appointment of Lefkowitz, Garfinkel, Champi & DeRienzo P.C. as independent auditors of the accounts of the Issuer for the year 2006. Of the “A” shares, the resolution received 3,110,286 votes for the resolution, 275 votes against the resolution and 19 votes abstaining.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Index of Exhibits:
3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Issuer’s report on Form 8-K filed December 10, 2001).

3.2	By-laws, as amended (incorporated by reference to Exhibit 3(b) to the Issuer’s quarterly report on Form 10-QSB for the quarter ended September 30, 1999).

10	Material contracts:
(a)	Lease between Metropark, Ltd. and Company:

(i)	Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the Issuer’s annual report on Form 10-KSB for the year ended December 31, 2004), as amended.

(b)	Miscellaneous contract:

(i)	Option Agreement to Purchase Real Property and Related Assets, dated June 9, 2003, by and between Dunellen, LLC and Global Companies, LLC (incorporated by reference to Exhibit 10(b)(i) to the Issuer’s Report on Form 10-QSB/A for the quarterly period ended June 30, 2003), as amended.
31.1	Rule 13a-14(a) Certification of Chairman of the Board and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of Chairman of the Board and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	A report on Form 8-K was filed April 26, 2006, reporting that the Company had entered into an Amended and Restated Agreement of Lease on April 19, 2006 with Lamar Central Outdoor, LLC.

SIGNATURE
     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.
By:	/s/ Robert H. Eder
Robert H. Eder
Chairman of the Board and Principal Executive Officer

By:	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: July 25, 2006