Form 10QSB
period 2006-09-30
CAPITAL PROPERTIES INC /RI/
filed 2006-10-31
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
As of October 25, 2006, the Issuer had 3,299,956 shares of Class A Common Stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Unaudited)
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Unaudited)
Item 3. Controls and Procedures
PART II
Item 6. Exhibits and Reports on Form 8-K
PART I
Ex-31.1 Section 302 Certification of PEO
Ex-31.2 Section 302 Certification of PFO
Ex-32.1 Section 906 Certification of PEO
Ex-32.2 Section 906 Certification of PFO

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Revenues and other income:
Revenues:
Leasing	$653,000	$622,000	$1,839,000	$2,043,000
Petroleum storage facility	792,000	638,000	2,338,000	1,928,000

	1,445,000	1,260,000	4,177,000	3,971,000

Other income:
Gain on sale of parking garage	—	—	—	1,057,000
Gain on sale of billboard permit	—	100,000	—	100,000
Interest	26,000	32,000	83,000	65,000

	1,471,000	1,392,000	4,260,000	5,193,000

Expenses:
Expenses applicable to:
Leasing	164,000	133,000	521,000	630,000
Petroleum storage facility	434,000	421,000	1,318,000	1,306,000
General and administrative	248,000	305,000	835,000	925,000

	846,000	859,000	2,674,000	2,861,000

Income before income taxes	625,000	533,000	1,586,000	2,332,000

Income tax expense:
Current	125,000	198,000	495,000	940,000
Deferred	127,000	5,000	145,000	11,000

	252,000	203,000	640,000	951,000

Net income	$373,000	$330,000	$946,000	$1,381,000

Basic income per common share	$.11	$.10	$.28	$.42

Dividends on common stock	$.04	$.03	$.10	$.09

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$946,000	$1,381,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of parking garage	—	(1,057,000)
Sale of billboard permit	—	(100,000)
Depreciation	398,000	335,000
Deferred income taxes	145,000	11,000
Other, principally net changes in receivables, prepaids, accounts payable, accrued expenses, deferred leasing revenues and income taxes	(846,000)	1,074,000

Net cash provided by operating activities	643,000	1,644,000

Cash flows from investing activities:
Proceeds from sale of parking garage	—	2,500,000
Proceeds from sale of billboard permit	—	100,000
Payments for properties and equipment	(2,210,000)	(682,000)

Net cash provided by (used in) investing activities	(2,210,000)	1,918,000

Cash used in financing activities, payment of dividends	(330,000)	(297,000)

Increase (decrease) in cash and cash equivalents	(1,897,000)	3,265,000
Cash and cash equivalents, beginning	4,311,000	1,835,000

Cash and cash equivalents, ending	$2,414,000	$5,100,000

Supplemental disclosure, cash paid for income taxes	$1,257,000	$152,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
1. Basis of presentation:
The accompanying consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three and nine months ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005.
Certain amounts on the accompanying consolidated statement of income for the three and nine months ended September 30, 2005, have been reclassified to conform to the presentations for the three and nine months ended September 30, 2006.
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
3. Properties and equipment:
At September 30, 2006, properties and equipment consists of:

Properties on lease or held for lease, land and land improvements	$3,991,000

Petroleum storage facility:
Land and land improvements	5,371,000
Buildings and structures	1,329,000
Tanks and equipment	14,320,000

21,020,000

Office equipment	96,000

25,107,000

Less accumulated depreciation:
Properties on lease or held for lease	11,000
Petroleum storage facility	6,424,000
Office equipment	87,000

6,522,000

$18,585,000

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
4. Description of leasing arrangements:
As of September 30, 2006, the Company had entered into four long-term land leases for four separate parcels upon which the improvements have been completed (developed parcels), including the lease for the land under the parking garage discussed in Note 3. The Company has entered into three additional long-term land leases (undeveloped parcels) with commencement dates of April 1, 2004, January 1, 2005, and May 1, 2005, respectively. Construction of the improvements has commenced on two of the three parcels.
For those leases with presently known scheduled rent increases, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) amounted to $24,910,000 through September 30, 2006. Management has concluded that a portion of the excess of straight-line over contractual rentals ($44,000 at September 30, 2006) is realizable when payable over the terms of the leases.
Under the seven land leases which have commenced, the tenants are required to pay the City for real property taxes, which amounts are excluded from leasing revenues and expenses applicable to leasing on the accompanying consolidated statements of income. The real property taxes attributable to the Company’s land under these seven leases totaled $327,000 and $982,000, respectively, for the three and nine months ended September 30, 2006, and $322,000 and $955,000, respectively, for the three and nine months ended September 30, 2005.
Under the lease which commenced January 1, 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property tax expense currently being paid by the tenant. For the three and nine months ended September 30, 2006 and 2005, the Company reported the portion of the real property taxes subject to the future credit ($36,000 and $107,000 respectively) as property tax expense on the accompanying consolidated statements of income and as accrued property taxes on its consolidated balance sheet. As the tenant makes the tax payment, the amount of the payment is reclassified from accrued property taxes to deferred leasing revenues which totaled $413,000 at September 30, 2006. During the periods that the tenant is entitled to the credit (commencing in 2010), the Company will reclassify deferred leasing revenues to leasing revenues.
Prior to the commencement of the May 1, 2005 lease, the Company received option payments pursuant to a month-to-month arrangement.
Under one of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenant). For the three and nine months ended September 30, 2006, the contingent rentals totaled $15,000 and $45,000, respectively. For the three and nine months ended September 30, 2005, the contingent rentals totaled $15,000 and $42,000, respectively.
The Company also leases various parcels of land for outdoor advertising purposes to Lamar Outdoor Advertising (Lamar) under a lease having a remaining term of 27 years. Effective June 1, 2006, the Company entered into an Amended and Restated Agreement of this lease which among other things provides the following: (1) the base rent will increase annually in fixed increases of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company, the difference between (a) 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, less commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period. For the three and nine months ended September 30, 2006 and 2005, contingent rental revenues totaled $78,000 and $87,000, respectively. In all other respects, the lease remains substantially unchanged.
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
For the nine months ended September 30, 2006 and 2005, the Company earned contingent revenues of $140,000 and $123,000, respectively. No contingent revenues were earned in the three months ended September 30, 2006 and 2005.
In December 2005, the Company completed the construction of a 152,000 barrel tank which Global immediately leased at a monthly fee of $36,000, increasing Global’s total then monthly fee to $227,000. On May 1, 2006, the scheduled annual cost-of living adjustment resulted in a total monthly fee of $234,000.

In August 2006, the Company completed the construction of a 175,000 barrel tank which Global immediately leased at a monthly fee of $43,000, increasing Global’s total current monthly fee to $277,000.
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
In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004, and the Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was included in expenses applicable to petroleum storage facility in 2004. Through September 30, 2006, the Company has expended $118,000. The system pumps out the contaminants which are disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. The Company anticipates that the remediation process will be completed during 2007. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.
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
7. Income taxes:
In 2004, the Company received condemnation proceeds from National Railroad Passenger Corporation (Amtrak) totaling $1,428,000 which qualify for deferred reinvestment for income tax reporting purposes whereby the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, which resulted in the Company’s not then paying income taxes on the proceeds, subject to certain restrictions. Through September 30, 2006, the Company has made qualifying acquisitions totaling $250,000.

Deferred income taxes are recorded based upon differences between financial statement and tax carrying amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities at September 30, 2006 were as follows:

Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$4,606,000
Condemnation proceeds	471,000
Accrued leasing revenues	18,000
Insurance premiums	92,000

5,187,000
Gross deferred tax assets	(397,000)

$4,790,000

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
Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the nine months ended September 30, 2006 and 2005.

The following financial information is used for making operating decisions and assessing performance of the Company’s segments:

		Petroleum
		Storage
	Leasing	Facility	Total
Nine months ended September 30, 2006:
Revenues:
Long-term leases:
Contractual	$1,505,000	$2,198,000	$3,703,000
Contingent	123,000	140,000	263,000
Non-cash, excess of contractual over straight-line rentals	(187,000)	—	(187,000)
Short-term lease	398,000	—	398,000

Total revenues	$1,839,000	$2,338,000	$4,177,000

Property tax expense	$410,000	$79,000	$489,000

Depreciation	$—	$397,000	$397,000

Income before income taxes	$1,318,000	$1,020,000	$2,338,000

Assets	$4,219,000	$15,055,000	$19,274,000

Properties and equipment, additions	$35,000	$2,192,000	$2,227,000

Nine months ended September 30, 2005:
Revenues and other income:
Revenues:
Long-term leases:
Contractual	$1,479,000	$1,805,000	$3,284,000
Contingent	129,000	123,000	252,000
Option	81,000	—	81,000
Non-cash, excess of contractual over straight-line rentals	(71,000)	—	(71,000)
Short-term lease	425,000	—	425,000

	2,043,000	1,928,000	3,971,000

Other income:
Gain on sale of parking garage	1,057,000		1,057,000
Gain on sale of billboard permit	100,000	—	100,000

Total revenues and other income	$3,200,000	$1,928,000	$5,128,000

Property tax expense	$441,000	$69,000	$510,000

Depreciation	$13,000	$318,000	$331,000

Income before income taxes	$2,570,000	$622,000	$3,192,000

Assets	$4,303,000	$12,798,000	$17,101,000

Properties and equipment:
Additions	$—	$1,314,000	$1,314,000

Deletions	$(2,500,000)	$—	$(2,500,000)

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the nine months ended September 30, 2006 and 2005:

	2006	2005

Revenues and other income:
Revenues and other income for operating segments	$4,177,000	$5,128,000
Interest income	83,000	65,000

Total consolidated revenues and other income	$4,260,000	$5,193,000

Property tax expense:
Property tax expense for operating segments	$489,000	$510,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$490,000	$511,000

Depreciation:
Depreciation for operating segments	$397,000	$331,000
Unallocated corporate depreciation	1,000	4,000

Total consolidated depreciation	$398,000	$335,000

Income before income taxes:
Income for operating segments	$2,338,000	$3,192,000
Interest income	83,000	65,000
Unallocated corporate expenses	(835,000)	(925,000)

Total consolidated income before income taxes	$1,586,000	$2,332,000

Assets:
Assets for operating segments	$19,274,000	$17,101,000
Corporate cash and cash equivalents	2,262,000	4,625,000
Other unallocated amounts	92,000	9,000

Total consolidated assets	$21,628,000	$21,735,000

Additions to properties and equipment, operating segments and total consolidated additions	$2,227,000	$1,314,000

Deletion to properties and equipment, parking garage, operating segment and total consolidated deletion	$—	$(2,500,000)

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

The Company first began offering parcels for lease in the late 1980’s. As of September 30, 2006, four developed parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building, a 225-unit luxury apartment complex, and a 114,000 square foot office building and the parking garage.

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

Additionally, the Company, through a wholly-owned subsidiary, leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising under a lease which expires in 2033. Presently, there are 25 locations under lease containing 48 billboard faces. Of these locations, 22 are owned by the Company, and 3 are leased by the Company from third parties under leases with terms of four to ten years. The term of the Lamar lease is extended for two years for each additional location added. Although no new locations have been added since 2002, one structure was moved to a different location and the lease was extended for two years. In July 2005, another of the Company’s leases with a third party terminated since the Company had been unable to negotiate a renewal. In July 2005, the Company sold the permit for this billboard to the former lessor for $100,000 in cash, and this location was removed from the Lamar lease. The annual leasing revenue (including contingent rent) from this location had been approximately $50,000 and the annual lease expense was approximately $11,000.

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
Petroleum storage facility:

The Company, through a wholly-owned subsidiary, owns a petroleum storage facility (the Petroleum Facility) located in East Providence, Rhode Island with a capacity of 1,000,000 barrels. The Petroleum Facility utilizes the Company’s Wilkesbarre Pier and a pipeline connecting the Wilkesbarre Pier to the Petroleum Facility. The Company (through this wholly-owned subsidiary) and Global Companies, LLC (Global) are parties to an agreement whereby the Company (through another wholly-owned subsidiary) operates the entire Petroleum Facility for Global at a fixed monthly fee which is subject to annual cost-of-living adjustments. The agreement expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice. Global may terminate the agreement on or after April 30, 2008, upon one year’s written notice. The agreement includes provisions for additional payments based upon throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year and for certain increases in real property taxes. The Company bears all of the operating costs with respect to the Petroleum Facility, including real estate taxes and insurance. In addition, Global was granted an option to purchase the Petroleum Facility at any time during the term of the agreement under the terms and conditions set forth in an option agreement.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004, and the Company continues to work with RIDEM to design an acceptable system. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which the Company reported as an expense in 2004. Through September 30, 2006, the Company has expended $118,000. The system pumps out the contaminants which are disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. The Company anticipates that the remediation process will be completed during 2007. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

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

In 2005, the Company constructed a 152,000 barrel tank. In August 2006, the Company completed the construction of a 175,000 barrel tank. This concludes the development of the land currently owned by the Company at the Petroleum Facility.

The Company manages its exposure to contamination, remediation or similar costs associated with the Petroleum Facility through adherence to established procedures for operations and equipment maintenance.
2. Results of operations:
Leasing segment:

For the nine months ended September 30, 2006, revenues from leasing decreased $204,000 from 2005, principally due to the reversal of the previously reported accrued leasing revenue from Lamar. Prior to the commencement of the two long-term land leases in 2005, the Company was receiving option payments and revenue from a short-term surface parking lease but was paying all real property taxes. Upon commencement of the leases, the Company receives an annual rental which is lower during the construction and lease-up periods (approximately five years) than the amounts received by the Company from the short-term parking leases. Upon commencement of each long-term lease, the tenant pays the real property taxes, resulting in a decrease in real property tax expense for the nine months ended September 30, 2006 of $31,000 from 2005, which partially offset the reduction in leasing revenues. During 2005, the Company had two non-recurring gains from sales: (1) in March 2005, the Company sold its parking garage for $2,500,000, resulting in a gain of $1,057,000 and (2) in July 2005, the Company sold a billboard permit for $100,000.

Petroleum storage facility segment:

For the three and nine months ended September 30, 2006, revenue from the petroleum storage facility increased $154,000 and $410,000, respectively, from 2005 due principally to fees for the new 152,000 barrel tank effective December 2005 and the new 175,000 barrel tank effective August 2006, and higher monthly fees resulting from the annual cost-of-living adjustment.

For the three and nine months ended September 30, 2006, expenses applicable to petroleum storage facility remained approximately at the 2005 level. Lower insurance costs, and a decrease in levels of scheduled repairs and maintenance were offset by higher depreciation related principally to the new tanks.

General:
For the three and nine months ended September 30, 2006, general and administrative expense decreased $57,000 and $90,000, respectively, from 2005 due principally to lower professional fees; in 2005, the Company incurred costs in (1) the conversion of its Class B common stock to Class A common stock and (2) responding to a tender offer to acquire shares of the Company’s stock.

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

Under another long-term land lease which commenced in 1988, in 2004 the tenant filed for protection under Chapter 11 of the United States Bankruptcy Code. In August 2006, tenant’s building was sold to RI Gateway Properties, LLC. The building has been sub-leased for three years. All lease payments were paid when due.

In 2004, the Company received condemnation proceeds from Amtrak of $1,428,000, excluding interest, which qualify for deferred reinvestment for income tax reporting purposes whereby the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, which results in the Company’s not currently paying income taxes on the proceeds, subject to certain restrictions. The Company filed its 2004 income tax returns, making such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. However, the Company will be required to reinvest the condemnation proceeds in qualifying assets by December 31, 2007, or then pay the income tax on the unexpended proceeds. At September 30, 2006, the Company has purchased qualifying assets totaling $250,000.

In 2005, the Company constructed a 152,000 barrel tank at a total cost of $1,688,000 paid for in cash. Effective December 15, 2005, Global commenced using the tank at a monthly fee of $36,000, resulting in a then total monthly fee of $227,000. The annual cost-of-living adjustment effective May 1, 2006, increased the monthly fee to $234,000. In July 2006, the Company completed construction of a 175,000 barrel tank at a total cost of $2,060,000 paid for in cash. On August 1, 2006, Global included this new tank under the existing Amended Agreement at a monthly fee of $43,000, increasing Global’s total current monthly fee to $277,000.

The Company is currently improving the berm containment wall at the Facility with a remaining estimated cost of $155,000. In 2007, the Company plans to paint the two recently constructed tanks at an estimated cost of $225,000. Additional commitments for the purchase of properties and equipment are immaterial.
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

To date in 2006, the Company has paid $1,257,000 for income taxes, $695,000 of which related to taxable income for 2005.

In January 2005, the Company paid a quarterly dividend of $99,000 to holders of Class A and Class B Common Stock. On April 1, 2005, Class B Common Stock was converted into Class A Common Stock. From April 2005 through April 2006, the Company paid a quarterly dividend of $99,000 ($.03 per common share) to holders of its Class A Common Stock. In July 2006, the Company paid a quarterly dividend of $132,000 ($.04 per common share) to holders of its Class A Common Stock. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

In management’s opinion, the Company should be able to generate adequate amounts of cash to meet all of its anticipated obligations. In the event temporary additional liquidity is required, the Company believes that a line of credit or other arrangements could be obtained by pledging some or all of its unencumbered assets as collateral.

PART II
Item 6. Exhibits and Reports on Form 8-K
(a)	Index of Exhibits:
3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Issuer’s report on Form 8-K filed December 10, 2001).

3.2	By-laws, as amended (incorporated by reference to Exhibit 3(b) to the Issuer’s quarterly report on Form 10-QSB for the quarter ended September 30, 1999).

10	Material contracts:
(a)	Lease between Metropark, Ltd. and Company:

(i)	Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the Issuer’s annual report on Form 10-KSB for the year ended December 31, 2004), as amended.

(b)	Miscellaneous contract:

(i)	Option Agreement to Purchase Real Property and Related Assets, dated June 9, 2003, by and between Dunellen, LLC and Global Companies, LLC (incorporated by reference to Exhibit 10(b)(i) to the Issuer’s Report on Form 10-QSB/A for the quarterly period ended June 30, 2003), as amended.
31.1	Rule 13a-14(a) Certification of Chairman of the Board and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of Chairman of the Board and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	For the quarter ended September 30, 2006, no reports on Form 8-K were filed.

SIGNATURE
     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.
By	/s/ Robert H. Eder
Robert H. Eder
Chairman of the Board and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: October 25, 2006