Form 10-K
period 2006-12-31
CAPITAL PROPERTIES INC /RI/
filed 2007-03-28
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-9380
CAPITAL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0386287
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
100 Dexter Road
East Providence, Rhode Island 02914
(Address of principal executive offices)           (Zip Code)
(401) 435-7171
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2006, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $40,415,000, which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.
As of March 1, 2007, the Company had 3,299,956 shares of Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on April 24, 2007, is incorporated by reference into Part III of this Form 10-K.

PART I
FORWARD LOOKING STATEMENTS
Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to Consolidated Financial Statements, contain forward-looking statements which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectibility of the accrued leasing revenues when due over the terms of the long-term land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility.
Item 1. Business
Business Development
The Company was organized as a business corporation under the laws of Rhode Island in 1983 as Providence and Worcester Company and is the successor by merger in 1983 to a corporation also named Providence and Worcester Company which was organized under the laws of Delaware in 1979. In 1984, the Company’s name was changed to Capital Properties, Inc.
Segments
The Company operates in two segments, leasing and petroleum storage. For financial information, see Note 9 of Notes to Consolidated Financial Statements in Item 8.
Leasing
Capital Center
The leasing segment is principally devoted to the leasing of Company-owned land in the Capital Center area (“Capital Center”) in downtown Providence, Rhode Island under long-term ground leases. The Company owns approximately 18 acres in the Capital Center consisting of 11 individual parcels and a one-half acre parcel immediately adjacent thereto. The Capital Center (approximately 77 acres of land) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (“Amtrak”) and the Company during the 1980’s in which two rivers, the Moshassuck and the Woonasquatucket, were moved, Amtrak’s Northeast Corridor rail was relocated, a new railroad station (the “Railroad Station”) was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area.
The Company has not acted, and does not intend to act, as a developer with respect to any improvements constructed on Company-owned parcels. Rather, the Company offers individual parcels for lease pursuant to long-term ground leases with terms of 99 years or more. Each lease contains provisions permitting the tenant to develop the land under certain terms and conditions. Each lease provides for periodic rent adjustments of various kinds. Under the leases, the tenants are responsible for insuring the Company against various hazards and events. Each tenant is required to indemnify the Company with respect to all of the tenant’s activities on the land. The leases contain other terms and conditions customary to such instruments.
As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage on the Company’s land adjacent to the Railroad Station, and the Company paid one-half of the construction cost. Subsequently, the Company became the sole owner of the parking garage, which was leased at an annual rental of $189,000. The Company paid all maintenance expenses, real estate taxes and insurance relating to the parking garage which, in 2004, amounted to $110,000. In March 2005, the Company sold the parking garage for $2,500,000 in cash and leased the underlying land for 99 years at an initial annual contractual rental of $100,000. Under the lease the buyer is responsible for all real estate taxes and other expenses relating to the parking garage. The sale of the parking garage while retaining title to the underlying land is consistent with the Company’s policy not to act as a developer with respect to improvements constructed on land that it currently owns or may hereafter acquire.

The Company first began offering parcels for lease in the Capital Center area in the late 1980’s. As of December 31, 2006, five developed parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building (235,000 gross square feet), an 8-story 225-unit apartment building (454,000 gross square feet), a 4-story office building (114,000 gross square feet), a 10-story office building (210,000 gross square feet) and the 330-car public parking garage.
Long-term leases commenced January 1, 2005 and May 1, 2005 on two of the remaining parcels (undeveloped parcels). On one of the parcels, an underground parking garage and two buildings containing 193 condominiums are under construction with an expected completion date in the fall of 2007. On the other undeveloped parcel, construction of two residential buildings, one containing 96 condominiums and the other containing 153 apartments, commenced in late December of 2006.
While seeking developers, the Company also leases Parcels 3E, 3W, 4E, 4W and 20 in or adjacent to the Capital Center area for public parking purposes on a short-term basis.
All of the properties described above are located in the Capital Center area and are shown on a map contained in Exhibit 20.1.
Lamar Lease
The Company, through a wholly-owned subsidiary, leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) under a lease which expires in 2033. Presently, there are 25 locations under lease, containing 48 billboard faces. Of these locations, 22 are controlled by the Company through easements granted to the Company pursuant to an agreement between the Company and Providence & Worcester Railroad Company, a related company, and 3 are leased by the Company from third parties under leases with remaining terms of one to nine years. The term of the Lamar lease is extended for two years for each additional location added. Although no new locations have been added since 2002, one structure was moved to a different location and the lease was extended for two years. Lamar has a right of first refusal for additional billboard location sites acquired by the Company in New England and Metropolitan New York City.
Effective June 1, 2006, the Company entered into an Amended and Restated Agreement with Lamar which among other things provides the following: (1) the base rent will increase annually in fixed increases of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company 30% of the gross revenues from each standard billboard (20% of the gross revenues from each electronic billboard) for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period. In all other respects, the lease remains substantially unchanged.
The Company has the right to require the Providence & Worcester Railroad Company to grant to it easements for the location of billboards along the Railroad’s right-of-way on commercially reasonable terms.
A summary of the long-term leases in effect is as follows:

	Parcels in Capital Center Area
	2	3S	5	6, Phase I	7A	8	9	Lamar
Description of Usage	Residential	Office	Residential	Residential	Garage	Office	Office	Billboard

Term of Lease	103 Yrs.	99 Yrs.	149 Yrs.	99 Yrs.	99 Yrs.	99 Yrs.	149 Yrs.	27 Yrs.

Termination Date	2108	2087	2142	2103	2104	2090	2153	2033

Options to Extend Lease	Two 75-Year	None	None	Two 50-Year	Two 75-Year	None	None	See Lamar Lease above

Current Annual Contractual Rental	$36,000	$468,000	$345,000	$24,000	$100,000	$223,000	$100,000	$723,000

Contingent Rent	None	None	1% Gross Revenues	None	None	None	None	See Lamar Lease above

Next Periodic Rental Adjustment	2008	2009	2013	2008	2010	2010	2011	2007

Amount and/or Type of Next Adjustment	$36,000	Appraisal	Appraisal	$24,000	Cost of Living Adjustment	Appraisal and 1% Gross Receipts Rent	$260,000	$20,000

Competition
The Company competes for tenants with other owners of undeveloped real property in downtown Providence. The Company maintains no listing of other competitive properties and will not engage in a competitive bid arrangement with proposed developers. The Company’s refusal to sell the land that it owns may restrict the number of interested developers.
Employees
The leasing segment has 4 employees.
Petroleum Storage
Terminal and Pier Facility
The Company, through a wholly-owned subsidiary, owns a petroleum storage terminal with a capacity of approximately 1,000,000 barrels (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island. The Facility is leased to Global Companies, LLC (“Global”) for the storage and sale of petroleum distillates. The Terminal utilizes the Company’s Pier and pipelines connecting the Pier to the Terminal. The Company operates the Facility for Global pursuant to a contract with another Company subsidiary. The lease provides for a fixed monthly rent which is subject to annual cost-of-living adjustments. The lease expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice. Global may terminate the lease on or after April 30, 2008, upon one year’s written notice. The lease includes provisions for additional payments based upon petroleum throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year at the rate of $.10 per barrel for every barrel in excess of 4,000,000 barrels, and for real property taxes in excess of $102,000 annually. The Company bears all of the operating costs with respect to the Facility, including taxes and insurance. In addition, Global has an option to purchase the Facility at any time during the term of the lease (other than the last year thereof) on the terms and conditions set forth in a separate option agreement. Under a companion agreement, Global has agreed to pay 50% of the cost of all improvements to the Pier but not more than $1,000,000. To date, Global has paid approximately $580,000.
Environmental
The operation of a petroleum storage facility carries with it the risk of environmental contamination.
In 1994, a leak was discovered in a 25,000 barrel storage tank at the Terminal which allowed the escape of a small amount of fuel oil. All required notices were made to the State of Rhode Island Department of Environmental Management (“RIDEM”). In 2000, the tank was demolished and testing of the groundwater indicated that there was no large pooling of contaminants. In 2001, RIDEM approved a plan pursuant to which the Company installed a passive system consisting of three wells and commenced monitoring the wells.
In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which the Company reported as an expense in 2004. Through December 31, 2006, the Company has expended $118,000. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.
In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineers discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at its Terminal. However, in the 1950’s gasoline was stored on the Company’s property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Company’s Terminal. The Company notified RIDEM. The Company will continue to monitor RIDEM’s investigation.
Since January 2003, the Company has not incurred significant costs in connection with this matter and is unable to determine the costs it might incur to remedy the situation as well as any costs to investigate, defend and seek reimbursement from the responsible party with respect to this contamination. This situation does not affect current operations at the Facility but may affect the Company’s ability to sell the Facility should it determine to do so.
The Company manages its exposure to contamination, remediation or similar costs associated with the Facility through adherence to established procedures for operations and equipment maintenance.
Insurance
The Company maintains what management believes to be adequate levels of insurance, including environmental insurance. The Company notified its insurance company of the gasoline contamination. The insurance company advised the Company that coverage is only provided under policies in place at the time the contamination occurs.
Competition
The Facility competes with several other similar facilities located on and adjacent to the Providence Harbor. The Terminal has approximately 50% of the total distillate storage capacity in the Providence area. Global competes with other terminal operators on the basis of price, availability, and a willingness to advance credit to local wholesalers. The amount of petroleum throughput at the Terminal is a function of Global’s ability to compete effectively in the marketplace.
Employees
The Terminal employs 6 people on a full-time and 1 person on a part-time basis.
Item 1A. Risk Factors
General Risk Factors
Control. We are controlled by Robert and Linda Eder who own more than 50% of our common stock. As a result, the Eders are in a position to dictate the Company’s future and, in most cases, to dictate whether any action is approved by the shareholders. There can be no assurance that on the death of Mr. and Mrs. Eder, their heirs will decide to continue to operate the Company in the manner in which it is operated today.
Succession; Senior Management Personnel. Robert Eder, our Chief Executive Officer, is 74 years old. Ronald Chrzanowski, our President, is 64 years old. Their ages create the risk of the loss of both their services, either permanently or for an indeterminate period of time. In such circumstances, we would be obligated to find replacements for them and during the period of the search for replacements, our operating results might be adversely affected.
Lack of Liquidity. Our common stock is registered on the American Stock Exchange. Trading in our stock is very thin and the purchase or sale of a small amount of shares can have a substantial impact on the price of our stock.
Cost of Compliance with Federal Securities Laws. We are a small company with a small number of employees. As a publicly traded company, we are subject to significant regulations including the Sarbanes-Oxley Act of 2002. While we maintain a corporate compliance program, we cannot assure you that we are now, or will in the future be, in compliance with all such applicable laws and regulations. If we fail to comply with any of these regulations, we could be subject to significant penalties, including fines and other sanctions as well as litigation.
Our continued preparation for implementation of various corporate governance and reporting reforms and enhanced disclosure laws and regulations adopted in recent years requires us to incur significant additional accounting and legal costs. We, like other public companies, are preparing for accounting disclosures required by laws and regulations adopted in connection with the Sarbanes-Oxley Act of 2002. In particular, we will be preparing to provide, if required, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2007, an annual report on our internal controls over the financial reporting and beginning with the fiscal year ending December 31, 2008, an auditor’s attestation with respect to our report required by Section 404 of the Sarbanes-Oxley Act. Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting forms could result in material delays in compliance and significantly increase our costs. Any failure to timely prepare for implementing the forms required by these new laws and regulations could significantly harm our business, operating results and financial condition.

Leasing Segment
Geographic Concentration. All of our non-billboard property is located in downtown Providence. We are, therefore, dependent on the Providence commercial real estate market with respect to the development of our undeveloped properties. The loss of major tenants by any one or more of our ground lease tenants of the developed properties could result in a default. Upon default and absent any mortgagee of the leasehold interest entering into a new ground lease with us, we would succeed to the ownership of the improvements. We would then be obligated to manage those improvements. We lack personnel with experience in managing large commercial structures. Additionally, a certain amount of our rental income is dependent upon the amount of rent received by our ground lease tenants. Accordingly, an economic downturn in Providence could adversely affect the rents paid to us.
Undeveloped Properties. We have five parcels of land which are not subject to long-term ground leases and which are being leased for off-street parking. There is no assurance that we will find tenants for these properties. Historically, each of the Company’s tenants has been a single purpose entity with no other assets. While our leases require provision of performance and payment bonds during construction, there is always risk that an owner may default, or its contractor may default and the bonding company for various reasons may not discharge the liens on the property, leaving us with the obligation to discharge the liens in order to protect our interests.
Generally, our leases provide for very modest rents during the construction and lease-up periods which have historically run about five years. Therefore, the impact on our revenues during the early years of any lease is primarily the avoidance of payment of real estate taxes. The rents that we receive from the use of the undeveloped properties for surface parking have generally covered our real estate taxes. Therefore, during the early years of any new lease, the additional net revenues will be marginal.
Reliance on Senior Management. Mr. Eder and Mr. Chrzanowski are responsible for managing the leasing segment of the Company’s business. There is no one in the Company who could take over their responsibilities should something happen to both of them. If that circumstance arose, we would be obligated to search for replacements.
Reliance on Single Tenant. All of our billboard locations are leased by Lamar. We have no experience in the outdoor advertising business. If Lamar defaults, we lack the expertise to find other advertisers and we might have difficulty finding a new tenant on the same terms and conditions or acquiring control over the billboard structures which are owned by Lamar. In such event, our revenues would be adversely affected for an indeterminate period.
Insurance Coverage. We require all of our tenants to maintain specific insurance coverages in amounts which we believe are sufficient to protect us against loss. There may, however, be circumstances where the amount of that insurance is inadequate. We could experience a loss of rental income while pursuing an insurance claim. While all of our leases require that the tenant carry business interruption insurance to ensure the continued payment of rents to us in the event that a building could no longer be occupied due to fire or other casualty, the holder of any mortgage on the tenant’s interest in the property might not permit the rebuilding and our lease would terminate leaving us with no rental income.
Environmental. While each of our tenants is required to protect the Company against any environmental hazards created as a result of its tenancy, nevertheless, as owner of the property, we have a residual obligation to remediate any contamination. Additionally, much of our property in downtown Providence has been filled over time and much of it was at one time dedicated to railroad use. While we believe that the environmental issues are not significant, nevertheless, underlying soil conditions may prohibit or restrict the type of use to which the land can be put.
Petroleum Storage Segment
Single Tenant for the Facility. We lease the Facility to one tenant and operate it for the account of that tenant under a lease which ends April 30, 2013. Beginning on May 1, 2008, this tenant has the right to terminate the lease and operating agreement at any time on giving us one year’s notice. Upon such termination or default by the tenant, there is no assurance that we could find another tenant for the Facility or, if we did find a tenant, that such tenant would pay the same rent. Any failure to secure a tenant willing to pay the same rental could have an adverse impact on our financial performance.
Environmental Concerns. The operation of the Facility carries with it significant environmental risk, including the potential for spills at the Terminal and the Pier. We have two known environmental problems at the Facility, one of which we think is insignificant. The other is a substantial plume of gasoline which our consulting engineers tell us was caused by the activities of an adjacent landowner which denies responsibility. Regulatory authorities are pursuing the claim against the adjacent landowner but to date there has been no resolution of the claim and there can be no assurance that there will be resolution in the future. As such, the existence of this environmental condition may restrict our ability to sell or otherwise dispose of the Facility and may at some point impose on us significant costs which we might not be able to recover from a third party.
Reliance on the Pier and Related Pipeline. The Terminal relies almost exclusively on the Pier for supplying petroleum products to the Terminal. The Pier is connected to the Terminal by underground pipelines. If for any reason either the Pier or any portion of the connecting pipelines were to be unavailable, the Terminal would experience a severe reduction in supply and petroleum throughput. Depending on the time of year, this could have an adverse impact on our revenues.
Insurance. While we carry insurance with respect to the Facility which we think is adequate given the cost, there is no assurance that our coverage fully protects us.
Terrorism. The Facility is potentially a target for terrorists. We have taken the steps required by the United States Transportation Security Administration and the United States Coast Guard to provide security at both the Terminal and the Pier. We believe that our security measures are adequate. They are, however, not foolproof and there always exists a possibility that we could be subject to an act of terrorism that could result in substantial damage to the Terminal. We maintain terrorism insurance. The coverages and amounts of that insurance might not be adequate in the event that the Terminal were substantially destroyed.
Potential for Increased Governmental Regulation: We are subject to governmental regulation by the Environmental Protection Agency, the United States Department of Homeland Security and other federal, state and local regulatory authorities with respect to the operation and security of the Facility. Any change in the regulations applicable to the Facility could impose on us additional costs and could adversely affect our financial performance. In particular, the Department of Homeland Security could change the threat classification of the Terminal or the Pier which could result in our incurring substantial additional capital and ongoing operating costs.
Item 2. Properties
The Company owns approximately 18.5 acres in and adjacent to the Capital Center District in Providence, Rhode Island. All of the property is leased either under long-term leases, or short-term leases for off-street parking and is more particularly described in Item 1. See Item 1, Leasing Segment. The Company also owns or controls 25 locations on which billboards have been constructed. Of these, 22 are owned by the Company under easements from a related company, the Providence and Worcester Railroad Company, and 3 are leased from unrelated third parties with terms remaining from 1 to 9 years. The Company owns an approximately 10-acre site in East Providence, Rhode Island on which there are located 9 petroleum storage tanks and related racks together with a 3,000 square foot single story office building in which the Company’s headquarters and other support operations are located. In addition, the Company is the owner of the Pier located in East Providence, Rhode Island. The Pier, which has a deep water draft capacity of -40 feet MLW, can accommodate ships up to 800 hundred feet in length. The Company has a permanent right to use the pipelines connecting the Pier to the Terminal.
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2006.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
The Company’s Class A Common Stock is traded on the American Stock Exchange, symbol “CPI.” The following table shows the high and low trading prices for the Company’s Class A Common Stock during the quarterly periods indicated as obtained from the American Stock Exchange, together with dividends paid per share during such periods.

	Trading Prices		Dividends
	High	Low	Paid
2005
1st Quarter	22.00	18.00	.03
2nd Quarter	24.60	18.10	.03
3rd Quarter	24.20	23.23	.03
4th Quarter	27.95	23.75	.03

2006

1st Quarter	32.00	27.50	.03
2nd Quarter	33.30	29.27	.03
3rd Quarter	29.74	23.50	.04
4th Quarter	24.70	22.60	.04
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
At March 1, 2007, there were 370 holders of record of the Company’s Class A Common Stock.
(Balance of page intentionally left blank.)

Performance Graph
Prepared by Burnham Securities Inc. for Capital Properties, Inc.
Five — Year Return
Capital Properties, Inc.,
Dow Jones Wilshire Real Estate Securities Index® and Russell 2000 Index®
Fiscal Years Ended December 31

	2001	2002	2003	2004	2005	2006
CPI	100.0	116.3	175.0	160.0	174.9	97.9
Dow Jones wilshire Real Estate
Securities Index®	100.0	95.5	123.0	157.7	171.3	223.2
Russell 2000 Index®	100.0	75.9	110.3	129.1	139.2	161.2
The Dow Jones Wilshire Real Estate Securities Index® measures the performance of publicly traded real estate securities. The Russell 2000 Index® measures the performance of small capitalization US companies by measuring the performance of the 2,000 smallest securities in the Russell 3000 Index®.

Item 6. Selected Financial Data
The selected financial data set forth below has been derived from the Company’s consolidated financial statements. The selected data should be read in conjunction with the Company’s consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information included elsewhere in this annual report on Form 10-K.
Income statement data:

	Years Ended December 31,
	2006	2005		2004		2003		2002
Total revenues and other income	$5,789,000	$6,463,000	[1]	$7,075,000	[2]	$6,918,000	[3]	$4,738,000

Total expenses[4]	$3,574,000	$3,707,000		$4,504,000		$5,458,000		$5,685,000

Income taxes (benefit)	$896,000	$1,093,000		$1,010,000		$576,000		$(274,000)

Net income (loss)	$1,319,000	$1,663,000		$1,561,000		$884,000		$(673,000)

Basic income (loss) per common share	$0.40	$0.50		$0.47		$0.27		($0.20)

Dividends per common share	$0.14	$0.12		$0.30		$0.03		$0.03

Balance sheet data:

	December 31,
	2006	2005	2004	2003	2002
Properties and equipment	$18,471,000	$16,756,000	$16,527,000	$14,879,000	$15,184,000

Total assets	$21,858,000	$21,492,000	$19,531,000	$18,411,000	$18,020,000

Shareholders’ equity	$16,017,000	$15,160,000	$13,893,000	$13,322,000	$12,537,000

[1]	Includes a $1,057,000 gain from the sale of the parking garage; see Note 3 to Notes to Consolidated Financial Statements in Item 8.

[2]	Includes $1,672,000 in condemnation proceeds received from Amtrak and $258,000 from the City of Providence; see Note 4 to Notes to Consolidated Financial Statements in Item 8.

[3]	Includes $1,700,000 received from the City of Providence in settlement of tax appeals from the period 1995 to 2002.

[4]	The downward trend in total expenses results principally from the assumption of the payment of real estate taxes by tenants under long-term land leases entered into in 2004 and 2005 and the tax settlement with the City of Providence in 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
1. Overview:
Critical accounting policies:
The Securities and Exchange Commission (“SEC”) has issued guidance for the disclosure of “critical accounting policies.” The SEC defines such policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
The Company’s significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements in Item 8. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the Company’s revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the SEC definition of “critical.”
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
For this lease, the calculated annual straight-line amount for 1988 was eight times (multiple) the amount paid by the tenant under the terms of the lease (the “contractual amount”). In subsequent years, as the tenant pays higher rents, the multiple gradually decreases until the 57th year of the lease, at which time the contractual amount paid by the tenant will exceed the calculated straight-line amount. If the Company were to report annual revenue for this lease using the straight-line amount, it would record a significant receivable for each of the first 56 years, which receivable would grow to approximately $33,000,000. Management does not believe that the Company should record a receivable that would not begin to be collected until the 56th year (the “turnaround date”) since management could not be assured of collection.
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
Through December 31, 2006, the receivable on this lease has grown to approximately $16,459,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 39 years away.
In 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases). For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 94th year of the lease. Through December 31, 2006, the receivable on this lease is approximately $6,526,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 92 years away.
In June 2006, the Company entered into an Amended and Restated Agreement of its lease with Lamar Outdoor Advertising LLC (“Lamar”) with a current remaining term of 27 years which provides for fixed percentage increases annually. For this lease, the contractual amount paid by Lamar will not exceed the calculated straight-line amount until the 16th year of the lease. Through December 31, 2006, the receivable on this lease is approximately $129,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 16 years away.

Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates are closer.
Although the Company’s other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that the future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values. The Company is reporting the annual rental revenues under these leases using the contractual amounts in accordance with the provisions of FAS No. 13. The Company continues to recognize accrued leasing revenue from two leases which were recorded in prior years.
The Audit Committee of the Board of Directors concurs with the Company’s application of its critical accounting policy relating to leasing revenue under long-term land leases.
Segments:
The Company operates in two segments, leasing and petroleum storage.
The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of a parking garage, and to pay real property taxes), and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking purposes under short-term cancellable leasing arrangements.
The petroleum storage segment consists of operating the Facility in East Providence, Rhode Island, for Global Companies, LLC (Global).
The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the assets constructed on the Company’s land; whereas the Company is responsible for the operating and maintenance expenses as well as capital improvements at the Facility.
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
The amended Articles of Incorporation prohibited any shareholder from acquiring more than a 5% interest in the Company’s classes of common stock and prohibited the two shareholders who each beneficially then owned in excess of 5% of the Company’s classes of common stock from increasing their percentage ownership of each class of common stock. The purpose of the amendment of the Articles of Incorporation was to provide the Company with the necessary flexibility to qualify to be taxed as a real estate investment trust (“REIT”). The amendment provided that if the Company did not make an election to be taxed as a REIT on or before March 31, 2005, the restrictions on share ownership would automatically lapse and shares of Class B Common Stock would automatically be converted into shares of Class A Common Stock on a one for one basis.
The Company did not make the election and on March 31, 2005, the shares of Class B Common Stock were converted into shares of Class A Common Stock, resulting in the Company having 3,299,956 shares of Class A Common Stock outstanding. No Excess Stock was issued and it is no longer authorized.

2. Results of operations:
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Leasing segment:

	2006	2005	Difference
Leasing revenues	$2,493,000	$2,663,000	$(170,000)
Leasing expense	663,000	778,000	$(115,000)

	$1,830,000	$1,885,000

Leasing revenues decreased principally due to the reversal of $159,000 of previously reported accrued leasing revenue from Lamar.
Prior to the commencement of two long-term land leases in 2005, the Company was receiving option payments and revenue from a short-term surface parking lease but was paying all real property taxes. Upon commencement of the leases, the Company receives an annual rental which is lower during the construction and lease-up periods (approximately five years) than the amounts received from the short-term parking leases; however, the tenant pays the real property taxes, resulting in a decrease in real property tax expense of $30,000 for the year ended December 31, 2006 from 2005. The decrease in leasing expense is also due in part to lower legal fees.
Petroleum storage segment:

	2006	2005	Difference
Petroleum storage facility revenues	$3,187,000	$2,549,000	$638,000
Petroleum storage facility expense	1,798,000	1,713,000	$85,000

	$1,389,000	$836,000

Petroleum storage facility revenue increased due principally to rent for the new 152,000 barrel tank effective December 2005 and the new 175,000 barrel tank effective August 2006, and higher monthly rent resulting from the annual cost-of-living adjustment May 1, 2006.
Petroleum storage facility expense increased due principally to higher depreciation related principally to the new tanks offset by lower insurance costs and a decrease in levels of scheduled repairs and maintenance.
Other income:
Other income decreased due to the sale in March 2005 of the Company’s parking garage for $2,500,000, resulting in a gain of $1,057,000, and the sale in July 2005 of a billboard permit, resulting in a gain of $100,000.
General:
For the year ended December 31, 2006, general and administrative expense decreased $103,000 from 2005 due principally to lower professional fees; in 2005, the Company incurred costs in (1) the conversion of its Class B common stock to Class A common stock and (2) responding to a tender offer to acquire shares of the Company’s stock.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Leasing segment:

	2005	2004	Difference
Leasing revenues	$2,663,000	$3,049,000	$(386,000)
Leasing expense	778,000	1,590,000	$(812,000)

	$1,885,000	$1,459,000

Leasing revenues decreased as a result of the commencement of two long-term leases. Prior to the commencement of the two long-term land leases in 2005, the Company was receiving option payments and revenue from a short-term surface parking lease but was paying all real property taxes. Upon commencement of the leases, the Company receives an annual rental which is lower during the construction and lease-up periods (approximately five years)

than the amounts received from the short-term parking leases; however, the tenant pays the real property taxes, resulting in a decrease in real property tax expense of $777,000 for the year ended December 31, 2005 from 2004. The decrease in leasing expense is also due to a decrease in depreciation resulting from the sale of the parking garage in March 2005, offset in part by higher legal fees.
Petroleum storage segment:

	2005	2004	Difference
Petroleum storage facility revenues	$2,549,000	$2,074,000	$475,000
Petroleum storage facility expense	1,713,000	1,876,000	$(163,000)

	$836,000	$198,000

Petroleum storage facility revenues increased $475,000 from 2004 due principally to rent for the new 152,000 barrel tank effective October 2004 and higher monthly rent resulting from the annual cost-of-living adjustment May 1, 2005.
Petroleum storage facility expense decreased $163,000 from 2004. In 2004, the Company recorded $200,000 of remediation costs associated with a leak in 1994 at the Terminal. See Note 6 to Notes to Consolidated Financial Statements in Item 8. No additional remediation costs were recorded in 2005 and legal fees were lower in connection with the Wilkesbarre Pier litigation. These decreases were offset by higher depreciation expense related principally to the tank constructed in 2004 and higher payroll and related costs.
Other income:
As described in Note 4 of Notes to Consolidated Financial Statements in Item 8, in 2004 the Company received from Amtrak a condemnation award of $1,378,000 plus interest for a total of $1,622,000 and an additional $50,000 from Amtrak for a condemnation of a small portion of land on one of the Company’s parcels. As further described in Note 4, in 2004 the Company received a payment of $258,000 from the City of Providence for attorneys fees incurred in litigation against the City.
Interest income for 2005 increased $72,000 from 2004 resulting from higher levels of cash available for short-term investments.
General:
For the year ended December 31, 2005, general and administrative expense increased $178,000 from 2004 due to the following:
•	Professional fees incurred in an assessment of the Company’s risk insurance needs;

•	Higher payroll and related costs;

•	Higher directors’ fees;

•	Costs associated with the conversion of the Company’s Class B common stock to Class A common stock; and

•	Expenses associated with responding to a tender offer to acquire the Company’s stock.
3. Liquidity and capital resources:
Historically, the Company has had adequate liquidity to fund its operations.
A summary of cash flows by year is as follows:

	2006	2005	2004
Operating activities	$1,542,000	$2,245,000	$569,000

Investing activities	$(2,399,000)	$627,000	$(385,000)

Financing activities	$(462,000)	$(396,000)	$(990,000)

Operating activities:
The decrease in cash flows from operating activities in 2006 from 2005 results principally from the payment in 2006 of income taxes attributable to 2005 offset in part by increased revenue from the newly constructed tanks at the Terminal. The increase in cash flows from operating activities in 2005 from 2004 results principally from the increased revenues from the newly constructed tank at the Terminal and lower professional fees in connection with the Pier litigation.
Investing activities:
Exclusive of the cash received from the sales of the parking garage and the billboard in 2005 ($2,600,000) and the proceeds from the Amtrak condemnations in 2004 ($1,672,000), the cash used in investing activities relates principally to the costs incurred in the construction of a petroleum tank in each of the three years.
Financing activities:
The cash used in financing activities is for the payment of dividends. In 2004, in addition to the regular quarterly dividend, the Company paid a special dividend of $.18 per common share.
Cash and cash equivalents and cash commitments:
At December 31, 2006, the Company had cash and cash equivalents of $2,992,000.
The Company is currently improving the berm containment wall at the Terminal with a remaining estimated cost of $155,000. The Company will paint the two recently constructed tanks during the next two years at an estimated cost of $235,000. The Company anticipates making no major capital additions to the Facility but does expect to expend $150,000 for each of the next two years for improvements at the Pier.
In 2004, the Company received condemnation proceeds from Amtrak of $1,428,000, excluding interest, which qualify for deferred reinvestment for income tax reporting purposes pursuant to which the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, thereby avoiding currently paying income taxes on the proceeds, subject to certain restrictions. The Company’s 2004 income tax returns made such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. At December 31, 2006, the Company had purchased qualifying assets totaling $250,000. However, the Company will be required to reinvest the remaining condemnation proceeds in qualifying assets by December 31, 2007, unless this date is extended by the Internal Revenue Service. The Company intends to apply for an extension of the reinvestment period to December 31, 2008. The Company will be required to pay the income tax and interest on any unexpended proceeds.
In January 2007, the Company paid a quarterly dividend of $165,000 ($.05 per common share). The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.
In management’s opinion, the Company should be able to generate adequate amounts of cash to meet all of its anticipated obligations. In the event temporary additional liquidity is required, the Company believes that a line of credit or other arrangements could be obtained by pledging some or all of its unencumbered assets as collateral.
At December 31, 2006, the Company has no non-cancellable contract obligations other than three operating leases for billboard locations for which the rent expense is not material in amount.
Item 7A. Quantitative and Qualitative Disclosures About Market Securities
The Company’s cash and cash equivalent balances are exposed to risk of changes in short-term interest rates. Reductions in short-term interest rates could result in a reduction in interest income; however, the impact on income would not be material in amount.

Item 8. Consolidated Financial Statements and Supplementary Data
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	17

Consolidated Balance Sheets as of December 31, 2006 and 2005	18

Consolidated Statements of Income and Retained Earnings for the Years Ended December 31, 2006, 2005 and 2004	19

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	20

Notes to Consolidated Financial Statements	21-31

Schedule II – Valuation and Qualifying Accounts	32

Schedule III – Real Estate and Accumulated Depreciation	33-34

Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Certified Public Accountants
10 Weybosset Street
Suite 700
Providence, Rhode Island 02903
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors
Capital Properties, Inc.
East Providence, Rhode Island
We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

March 22, 2007

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS

Properties and equipment (net of accumulated depreciation)	$18,471,000	$16,756,000
Cash and cash equivalents	2,992,000	4,311,000
Accrued leasing revenues	44,000	232,000
Prepaid and other	351,000	193,000

	$21,858,000	$21,492,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$298,000	$294,000
Environmental remediation	82,000	110,000
Other (including $106,000 in 2005 relating to tank under construction)	137,000	295,000
Deferred leasing revenues	448,000	306,000
Income taxes:
Current	18,000	682,000
Deferred, net	4,858,000	4,645,000

	5,841,000	6,332,000

Shareholders’ equity (Note 7):
Class A common stock, $.01 par; authorized 6,000,000 shares; issued and outstanding 3,299,956 shares	33,000	33,000
Capital in excess of par	11,795,000	11,795,000
Retained earnings	4,189,000	3,332,000

	16,017,000	15,160,000

	$21,858,000	$21,492,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Years Ended December 31,
	2006	2005	2004
Revenues and other income:
Revenues:
Leasing	$2,493,000	$2,663,000	$3,049,000
Petroleum storage facility	3,187,000	2,549,000	2,074,000

	5,680,000	5,212,000	5,123,000

Other income:
Gain on sale of parking garage	—	1,057,000	—
Gain on sale of billboard permit	—	100,000	—
Condemnation proceeds, including interest of $244,000	—	—	1,672,000
Attorneys fee judgment	—	—	258,000
Interest	109,000	94,000	22,000

	5,789,000	6,463,000	7,075,000

Expenses:
Leasing	663,000	778,000	1,590,000
Petroleum storage facility	1,798,000	1,713,000	1,876,000
General and administrative	1,113,000	1,216,000	1,038,000

	3,574,000	3,707,000	4,504,000

Income before income taxes	2,215,000	2,756,000	2,571,000

Income tax expense:
Current	683,000	976,000	149,000
Deferred	213,000	117,000	861,000

	896,000	1,093,000	1,010,000

Net income	1,319,000	1,663,000	1,561,000

Retained earnings, beginning	3,332,000	2,065,000	1,494,000

Dividends on common stock ($.14, $.12 and $.30 per share in 2006, 2005 and 2004, respectively)	(462,000)	(396,000)	(990,000)

Retained earnings, ending	$4,189,000	$3,332,000	$2,065,000

Basic income per share	$.40	$.50	$.47

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$1,319,000	$1,663,000	$1,561,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	551,000	431,000	410,000
Gain on sale of parking garage	—	(1,057,000)	—
Gain on sale of billboard permit	—	(100,000)	—
Condemnation proceeds	—	—	(1,672,000)
Reversal of accrued leasing revenues	159,000	—	—
Deferred income taxes	213,000	117,000	861,000
Changes in assets and liabilities:
Increase in:
Receivables	—	—	(213,000)
Prepaid and other	(158,000)	—	(156,000)
Current income taxes payable	—	647,000	—
Deferred leasing revenues	142,000	306,000	—
Decrease in:
Receivables	—	413,000	—
Accrued leasing revenues	29,000	94,000	91,000
Prepaid and other	—	237,000	—
Accounts payable and accrued expenses	(49,000)	(506,000)	(250,000)
Current income taxes payable	(664,000)	—	(63,000)

Net cash provided by operating activities	1,542,000	2,245,000	569,000

Cash flows from investing activities:
Payments for properties and equipment	(2,399,000)	(1,973,000)	(2,057,000)
Proceeds from:
Sale of parking garage	—	2,500,000	—
Sale of billboard permit	—	100,000	—
Condemnation	—	—	1,672,000

Net cash provided by (used in) investing activities	(2,399,000)	627,000	(385,000)

Cash used in financing activities, payment of dividends	(462,000)	(396,000)	(990,000)

Increase (decrease) in cash and cash equivalents	(1,319,000)	2,476,000	(806,000)
Cash and cash equivalents, beginning	4,311,000	1,835,000	2,641,000

Cash and cash equivalents, ending	$2,992,000	$4,311,000	$1,835,000

Supplemental disclosure, cash paid for income taxes	$1,357,000	$152,000	$378,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”), operate in two segments: (1) Leasing and (2) Petroleum Storage.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of a parking garage, and to pay real property taxes) and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking purposes under short-term cancellable leasing arrangements.

The petroleum storage segment consists of the operating of the petroleum storage terminal (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island, for Global Companies, LLC (Global) which stores and distributes petroleum products.

The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the assets constructed on the Company’s land, whereas the Company is responsible for the operating and maintenance expenditures as well as capital improvements at the Facility.

2.	Summary of significant accounting policies:

Principles of consolidation:

The accompanying consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments:

The Company believes that the fair value of financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate their respective book values at December 31, 2006 and 2005.

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2006 and 2005, cash equivalents consisted of an overnight uninsured sweep with the Company’s principal bank totaling $2,787,000 and $3,936,000, respectively.

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
Revenues and other income:
Leasing – The Company’s properties leased to others are under operating leases. The Company reports leasing revenue when earned under the operating method.
Certain of the Company’s long-term land leases, including the outdoor advertising locations, provide for presently known scheduled rent increases over the remaining terms (27 to 147 years). In accordance with the provisions of FAS No. 13 (Accounting for Leases) and certain of its interpretations, the Company recognizes leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as revenue that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.
Options – The Company reports option revenue when earned.
Petroleum storage facility – The Company reports revenue from the operations of the Facility when earned.
Contingent – The Company reports contingent revenue in the period in which the factors occur on which the contingent payments are predicated.
Litigation and condemnation – The Company reports income resulting from litigation and condemnations in the period in which the cash is received.
Income taxes:
The Company and its subsidiaries file consolidated income tax returns.
The Company provides for income taxes based on income reported for financial reporting purposes. The provision for income taxes differs from the amounts currently payable because of temporary differences associated with the recognition of certain income and expense items for financial reporting and tax reporting purposes.
New accounting standards:
The Financial Accounting Standards Board issued Interpretation (FIN) No. 48 (Accounting for Uncertainty in Income Taxes) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FAS No. 109 (Accounting for Income Taxes). FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any, the adoption of FIN No. 48 will have on its consolidated financial statements.
The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other standards that it believes merit further discussion. The Company expects that none of the new standards would have a significant impact on its consolidated financial statements.

3.	Properties and equipment:

Properties and equipment consists of the following:

	Estimated
	Useful Life	December 31,
	in Years	2006	2005
Properties on lease or held for lease, land and land improvements	—	$3,991,000	$3,956,000

Petroleum storage facility, on lease:
Land and land improvements	—	5,398,000	5,262,000
Buildings and structures	33	1,338,000	1,120,000
Tanks and equipment (including $106,000 in 2005 relating to tank under construction)	15-20	14,322,000	12,446,000

		21,058,000	18,828,000

Office equipment	5-10	97,000	96,000

		25,146,000	22,880,000

Less accumulated depreciation:
Properties on lease or held for lease		12,000	11,000
Petroleum storage facility, on lease		6,576,000	6,027,000
Office equipment		87,000	86,000

		6,675,000	6,124,000

		$18,471,000	$16,756,000

The Company was the owner of a parking garage located on Parcel 7A in the Capital Center area, which was leased for several years. In March 2005, the Company sold the parking garage with a net book value of $1,443,000 for $2,500,000 in cash but retained ownership of the underlying land which is leased for 99 years at a current annual contractual rental of $100,000. Consistent with other Company long-term land leases, the tenant pays the real property taxes on the land. The lease further provides for future periodic rental adjustments.
4.	Litigation judgments:

Disputes with Amtrak regarding condemnations:

In 1998, as part of the electrification of the Northeast Corridor, National Railroad Passenger Corporation (“Amtrak”) erected towers and a signal bridge within the air rights owned by the Company. In 1999, Amtrak condemned a three-year temporary easement of all the air rights owned by the Company and the Company received $335,000 from Amtrak. In 2001, Amtrak permanently condemned the air rights and a parcel of land adjacent to the air rights (with a book value of $625,000) and the Company received $925,000 from Amtrak. The Company believed that the condemnation amounts paid by Amtrak were inadequate and accordingly brought suit against Amtrak in the United States District Court for the District of Rhode Island seeking additional compensation. In 2002, the Court awarded the Company $1,378,000 plus interest for additional damages resulting from the aforementioned condemnations. In 2003, Amtrak appealed the decision to the United States Court of Appeals for the First Circuit. The First Circuit affirmed the judgment of the District Court, and in 2004 the Company received $1,622,000.

In 2004, Amtrak also permanently condemned a small portion of land surrounding a pole erected by Amtrak on one of the Company’s parcels. The Company and Amtrak entered into an agreement in full settlement of this matter for which the Company received $50,000 in 2004.

Claim against City of Providence for attorneys fees:

In 1997, the City of Providence revalued certain of the Company’s properties within the Capital Center area and reached back six years to assess over $13,000,000 in back taxes, interest and penalties on the properties based upon a retroactive increase in the assessed values. These increases were not a part of a city-wide revaluation. The Company contended that this action by the City was both unprecedented and illegal.

In another action, the City claimed that the Company was not the owner of a certain parcel of land in the Capital Center (“Disputed Parcel”), which the Company purchased in 1989 from the State of Rhode Island subsequent to the State’s acquiring the parcel from the City. Moreover, the City attempted to condemn the Disputed Parcel. The Company contested both the City’s claim of ownership and the City’s attempt to condemn the Disputed Parcel.
In 1999, the Rhode Island Superior Court ruled in favor of the Company and found (1) that both the City’s new tax assessments and back taxes were illegal and void, and (2) that the Company is the rightful owner of the Disputed Parcel and that the City had no right to condemn same. The City appealed the judgments to the Rhode Island Supreme Court, which denied and dismissed the City’s appeal in 1999.
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

As of December 31, 2006, the Company had entered into five long-term land leases for five separate parcels upon which the improvements have been completed (“developed parcels”), including the lease for the land under the parking garage discussed in Note 3. The Company has entered into two additional long-term land leases (“undeveloped parcels”) with commencement dates of January 1, 2005 and May 1, 2005, respectively. Construction of the improvements has commenced on both parcels.

Under the seven land leases, the tenants are required to pay real property taxes, which amounts are excluded from leasing revenues and leasing expense on the accompanying consolidated statements of income and retained earnings. The real property taxes attributable to the Company’s land under these leases are as follows:

Year Ending December 31,	No. of Leases	Real Property Taxes
2006	7	$1,302,000
2005	7	$1,277,000
2004	4	$488,000
Under the lease which commenced January 1, 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes currently being paid by the tenant. For the years ended December 31, 2006, 2005 and 2004, the Company reported the portion of the real property taxes subject to the future credit ($143,000, $143,000 and $234,000, respectively) as property tax expense on the accompanying consolidated statements of income and retained earnings and as accrued property taxes on its consolidated balance sheets. As the tenant makes the tax payment, the amount of the payment is reclassified from accrued property taxes to deferred leasing revenues which totaled $448,000 and $306,000 at December 31, 2006 and 2005, respectively. During the periods that the tenant is entitled to the credit (commencing in 2010), the Company will reclassify deferred leasing revenues to leasing revenues.
Prior to the commencement of the May 1, 2005 lease, the Company received option payments pursuant to a month-to-month arrangement.
Under one of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenant) which totaled $62,000, $58,000 and $58,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
The Company also leases various parcels of land for outdoor advertising purposes to Lamar under a lease having a remaining term of 27 years. Effective June 1, 2006, the Company entered into an Amended and Restated Agreement with Lamar which among other things provides the following: (1) the base rent will increase annually in fixed increases of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company the difference between 30% of the gross revenues from each standard billboard (20% of the gross revenues from each electronic billboard) for such 12-month period reduced by the sum of (a) commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period (“contingent revenue”). For the years ended December 31, 2006, 2005 and 2004, contingent revenues totaled $78,000, $87,000 and $98,000, respectively. In all other respects, the lease remains substantially unchanged.

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
At December 31, 2006, there are 25 locations under lease with 48 billboard faces. Of these locations, 22 are controlled through easements and 3 are leased from third parties under operating leases with remaining terms of one to nine years. In July 2005, another of the Company’s operating leases with a third party terminated since the Company had been unable to negotiate a renewal. The Company sold the permit for this billboard to the former lessor for $100,000 in cash.
Minimum future contractual rental payments to be received from noncancellable long-term leases as of December 31, 2006 are:

Year ending December 31,
2007	$2,016,000
2008	2,069,000
2009	2,101,000
2010	2,206,000
2011	2,810,000
2012 to 2153	678,626,000

$689,828,000

For those leases with presently known scheduled rent increases at December 31, 2006 and 2005, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) and the portion of the excess of straight-line over contractual rentals which management has concluded is realizable when payable over the terms of the leases is as follows:

	2006	2005
Cumulative excess of straight-line over contractual rentals	$25,998,000	$21,918,000
Amount management has not been able to conclude is collectible	25,954,000	21,686,000

Accrued leasing revenues	$44,000	$232,000

In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon, subject to the right of any leasehold mortgagee to enter into a new lease with the Company with the same terms and conditions as the lease in default.
The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to one tenant under short-term cancellable leases.
6.	Petroleum storage facility:

Current operations:

The Company and Global are parties to a lease agreement whereby the Company operates the entire Facility for Global. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements.

The lease provides as follows:
•	The lease expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice;

•	Global may terminate the lease on or after April 30, 2008, upon one year’s written notice;

•	Global will pay a monthly rent as shown in the following schedule, subject to annual cost-of-living adjustments;

•	Global will reimburse the Company for real property taxes in excess of $102,000 annually; and

•	The Company will receive an additional $.10 per barrel for every barrel in excess of 4,000,000 barrels of throughput in any lease year (contingent revenue).

For the years ended December 31, 2006, 2005 and 2004, the Company earned contingent revenue of $141,000, $123,000 and $140,000, respectively.
The monthly rent has increased as follows:

Effective		Amount of	New
Date	Reason for Increase	Increase	Monthly Rent
May 2004	Starting rent	$—	$150,000
October 2004	Completion of 152,000 barrel tank	35,000	185,000
May 2005	Annual cost-of-living adjustment	6,000	191,000
December 2005	Completion of 152,000 barrel tank	36,000	227,000
May 2006	Annual cost-of-living adjustment	7,000	234,000
August 2006	Completion of 175,000 barrel tank	43,000	277,000
Effective May 2003, Global has an option to purchase the Facility at any time during the term of the lease (other than the last year thereof) on the terms and conditions set forth in a separate option agreement. Under a companion agreement, Global agreed to make certain improvements at the Pier which totaled approximately $170,000, $110,000 and $300,000 for the years ended December 31, 2006, 2005 and 2004, respectively. [See Wilkesbarre Pier below].
Environmental remediation:
In 1994, a leak was discovered in a 25,000 barrel storage tank at the Terminal which allowed the escape of a small amount of fuel oil. All required notices were made to the State of Rhode Island Department of Environmental Management (RIDEM). In 2000, the tank was demolished and testing of the groundwater indicated that there was no large pooling of contaminants. In 2001, RIDEM approved a plan pursuant to which the Company installed a passive system consisting of three wells and commenced monitoring the wells.
In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was included in petroleum storage facility expense on the accompanying consolidated statement of income and retained earnings for the year ended December 31, 2004. Through December 31, 2006, the Company has expended $118,000. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.
Environmental incident:
In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Company’s Terminal. However, in the 1950’s gasoline was stored on the Company’s property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Company’s Terminal. The Company notified RIDEM. The Company will continue to monitor RIDEM’s investigation.
Since January 2003, the Company has not incurred significant costs in connection with this matter and is unable to determine the costs it might incur to remedy the situation as well as any costs to investigate, defend, and seek reimbursement from the responsible party with respect to this contamination.
Wilkesbarre Pier:
The Pier is a deep-water pier in East Providence, Rhode Island owned by the Company which is integral to the operation of the Terminal. The Pier and the Terminal are connected by two petroleum pipelines which the Company has a permanent right to use. In 1995, the Company and Providence and Worcester Railroad Company (the “Railroad”) (the then owner of the Pier) entered into an agreement which, among other things, gave the Company the right to acquire the Pier for One Dollar ($1.00). The Company acquired the Pier from the Railroad in 1998. The Company and the Railroad have a common controlling shareholder.

Since 2000, the Company has been involved in litigation with Getty Properties Corp. (“Properties”), the owner of an adjacent petroleum storage facility and a party with a claimed interest in the Pier, and Getty Petroleum Marketing, Inc. (“Marketing”), the lessee of Properties with respect to the interest of Properties in the Pier and the obligations attendant thereto and concerning certain obligations under agreements entered into between the Company, Properties and Marketing in 1997. Among the issues litigated between the parties was the question of whether or not Properties and/or Marketing was under an obligation to participate in the cost of the installation of certain fire suppression equipment required by the Fire Department of the City of East Providence. It was the position of the Company that Properties was obligated under certain agreements with the Railroad to which the Company succeeded to participate in the payment. In December 2004, the United States Court of Appeals for the First Circuit determined that Properties had no such obligation. In another aspect of the litigation, the United States District Court determined that Properties had the obligation to install an additional 16-inch pipeline on the Pier. The Company undertook the installation in 2004 and in February 2005, Properties paid $394,000 for the installation.
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

The amended Articles of Incorporation prohibited any shareholder from acquiring more than a 5% interest in the Company’s classes of common stock and prohibited the two shareholders who each beneficially then owned in excess of 5% of the Company’s classes of common stock from increasing their percentage ownership of each class of common stock. The purpose of the amendment of the Articles of Incorporation was to provide the Company with the necessary flexibility to qualify to be taxed as a real estate investment trust (“REIT”). The amendment provided that if the Company did not make an election to be taxed as a REIT on or before March 31, 2005, the restrictions on share ownership would automatically lapse and shares of Class B Common Stock would automatically be converted into shares of Class A Common Stock on a one for one basis.

The Company did not make the election and on March 31, 2005, the shares of Class B Common Stock were converted into shares of Class A Common Stock, resulting in the Company having 3,299,956 shares of Class A Common Stock outstanding. No Excess Stock was issued and it is no longer authorized.

8.	Income taxes:

In 2004, the Company received condemnation proceeds from Amtrak totaling $1,428,000 which qualify for deferred reinvestment for income tax reporting purposes pursuant to which the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, thereby avoiding paying income taxes on the proceeds, subject to certain restrictions. The Company’s 2004 income tax returns made such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. Through December 31, 2006, the Company has made qualifying acquisitions totaling $250,000. However, the Company will be required to reinvest the remaining condemnation proceeds in qualifying assets by December 31, 2007, unless this date is extended by the Internal Revenue Service. The Company intends to apply for an extension of the reinvestment period to December 31, 2008. The Company will be required to pay the income tax and interest on any unexpended proceeds.

Income tax expense is comprised of the following components:

	2006	2005	2004
Current:
Federal	$528,000	$771,000	$43,000
State	155,000	205,000	106,000

	683,000	976,000	149,000

Deferred:
Federal	152,000	70,000	736,000
State	61,000	47,000	125,000

	213,000	117,000	861,000

	$896,000	$1,093,000	$1,010,000

A reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:

	2006	2005	2004
Computed “expected” tax	$753,000	$937,000	$874,000
Increase (decrease) in “expected” tax resulting from:
State income tax, net of Federal income tax benefit	133,000	165,000	160,000
Statutory and other	10,000	(9,000)	(24,000)

	$896,000	$1,093,000	$1,010,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2006	2005
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis:
Cost differences	$3,150,000	$3,136,000
Depreciation differences	1,578,000	1,237,000

	4,728,000	4,373,000
Condemnation proceeds	470,000	484,000
Accrued leasing revenues	18,000	93,000
Insurance premiums	74,000	62,000

	5,290,000	5,012,000
Gross deferred tax assets	(432,000)	(367,000)

	$4,858,000	$4,645,000

9.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest income, condemnation proceeds and certain corporate expenses.

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the years ended December 31, 2006, 2005 and 2004.

The following financial information is used for making operating decisions and assessing performance of the Company’s segment:

	December 31,
	2006	2005	2004
Leasing:
Revenues and other income:
Revenues:
Long-term leases:
Contractual	$2,010,000	$1,983,000	$1,705,000
Contingent	140,000	145,000	156,000
Option	—	81,000	405,000
Excess of contractual over straight-line rentals	(29,000)	(94,000)	(91,000)
Non-cash reversal of accrued leasing revenues	(159,000)	—	—
Short-term leases	531,000	548,000	874,000

	2,493,000	2,663,000	3,049,000

Other income:
Gain on sale of parking garage	—	1,057,000	—
Gain on sale of billboard permit	—	100,000	—
Attorneys fee judgment	—	—	258,000

Total revenues and other income	$2,493,000	$3,820,000	$3,307,000

Property tax expense	$543,000	$574,000	$1,326,000

Depreciation	$1,000	$14,000	$64,000

Income before income taxes	$1,830,000	$3,042,000	$1,717,000

Assets	$4,179,000	$4,271,000	$6,036,000

Properties and equipment:
Additions	$35,000	$—	$216,000

Deletion, parking garage	$—	$(2,500,000)	$—

Petroleum storage:
Revenues:
Contractual	$3,046,000	$2,426,000	$1,934,000
Contingent	141,000	123,000	140,000

Total revenues	$3,187,000	$2,549,000	$2,074,000

Property tax expense	$107,000	$95,000	$76,000

Depreciation	$549,000	$415,000	$342,000

Income before income taxes	$1,389,000	$836,000	$198,000

Assets	$14,871,000	$13,273,000	$11,814,000

Properties and equipment, additions	$2,230,000	$2,103,000	$1,830,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements:

	2006	2005	2004
Revenues and other income:
Revenues and other income for operating segments:
Leasing	$2,493,000	$3,820,000	$3,307,000
Petroleum storage	3,187,000	2,549,000	2,074,000

	5,680,000	6,369,000	5,381,000
Condemnation proceeds, including interest	—	—	1,672,000
Interest income	109,000	94,000	22,000

Total consolidated revenues and other income	$5,789,000	$6,463,000	$7,075,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$543,000	$574,000	$1,326,000
Petroleum storage	107,000	95,000	76,000

	650,000	669,000	1,402,000
Unallocated corporate property tax expense	1,000	1,000	1,000

Total consolidated property tax expense	$651,000	$670,000	$1,403,000

Depreciation:
Depreciation for operating segments:
Leasing	$1,000	$14,000	$64,000
Petroleum storage	549,000	415,000	342,000

	550,000	429,000	406,000
Unallocated corporate depreciation	1,000	2,000	4,000

Total consolidated depreciation	$551,000	$431,000	$410,000

Income before income taxes:
Income for operating segments:
Leasing	$1,830,000	$3,042,000	$1,717,000
Petroleum storage	1,389,000	836,000	198,000

	3,219,000	3,878,000	1,915,000
Condemnation proceeds	—	—	1,672,000
Interest income	109,000	94,000	22,000
Unallocated corporate expenses	(1,113,000)	(1,216,000)	(1,038,000)

Total consolidated income before income taxes	$2,215,000	$2,756,000	$2,571,000

Assets:
Assets for operating segments:
Leasing	$4,179,000	$4,271,000	$6,036,000
Petroleum storage	14,871,000	13,273,000	11,814,000

	19,050,000	17,544,000	17,850,000
Corporate cash and cash equivalents	2,787,000	3,936,000	1,667,000
Other unallocated amounts	21,000	12,000	14,000

Total consolidated assets	$21,858,000	$21,492,000	$19,531,000

Additions to properties and equipment:
Additions to properties and equipment:
Leasing	$35,000	$—	$216,000
Petroleum storage	2,230,000	2,103,000	1,830,000

	2,265,000	2,103,000	2,046,000
Unallocated corporate additions	1,000	—	12,000

Total consolidated additions	$2,266,000	$2,103,000	$2,058,000

Deletion to properties and equipment, parking garage, leasing operating segment and total consolidated deletion	$—	$(2,500,000)	$—

The following table sets forth those customers whose revenues exceed 10% of the Company’s segment revenues:

	2006	2005	2004
Leasing segment:
A	$605,000	$718,000	$717,000
B	531,000	548,000	874,000
C	468,000	468,000	392,000
D	406,000	403,000	403,000

	$2,010,000	$2,137,000	$2,386,000

Petroleum storage segment (one customer)	$3,187,000	$2,549,000	$2,074,000

10.	Selected quarterly financial data (unaudited):

The following table sets forth selected financial data for each quarter of 2006 and 2005. The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation. These results, however, are not necessarily indicative of results for any future period. The sum of the quarterly basic income per common share may vary from the total for the year due to rounding.

	Year Ended December 31, 2006,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues and other income	$1,470,000	$1,320,000	$1,471,000	$1,528,000

Net income	$321,000	$252,000	$373,000	$373,000

Basic income per common share	$0.10	$0.07	$0.11	$0.11

	Year Ended December 31, 2005,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues and other income	$2,419,000	$1,382,000	$1,392,000	$1,270,000

Net income	$810,000	$241,000	$330,000	$282,000

Basic income per common share	$0.25	$0.07	$0.10	$0.08

Total revenues and other income for the first quarter of 2005 include a gain of $1,057,000 on the sale of a parking garage.

Capital Properties, Inc. and Subsidiaries
Valuation and Qualifying Accounts
December 31, 2006, 2005 and 2004
Schedule II

Description:
Cummulative Excess of Straight-line over
Contractual Rentals Which Management Has	Balance at	Charged to	Charged to Accrued		Balance at
Not Been Able to Conclude is Collectible	Beginning of Period	Revenues	Leasing Revenues	Deductions	End of Period

Year ended 12/31/06:	$21,686,000	$—	$4,274,000	$(6,000)	$25,954,000

Year ended 12/31/05:	$17,680,000	$—	$4,013,000	$(7,000)	$21,686,000

Year ended 12/31/04:	$15,140,000	$—	$2,547,000	$(7,000)	$17,680,000

Capital Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2006
Schedule III

			Costs Capitalized
			Subsequent to		Gross Amount at Which Carried						Life on
	Initial Cost		Acquisition		at Close of Period (2)						which
		Buildings		Buildings		Buildings		Accumulated	Date of	Date	Depreciation
Description	Land	and Other	Land	and Other	Land	and Other	Total	Depreciation	Construction	Acquired	is Computed
Prov RI
Parcel 2	$191,000	$—	$236,000	$—	$427,000	$—	$427,000	N/A		12/29/82
Parcel 3E	44,000	—	19,000	—	63,000	—	63,000	N/A		12/29/82
Parcel 3S	88,000	—	23,000	—	111,000	—	111,000	N/A		12/29/82
Parcel 3W	73,000	—	40,000	—	113,000	—	113,000	N/A		12/29/82
Parcel 4E	44,000	—	19,000	—	63,000	—	63,000	N/A		12/29/82
Parcel 4W	103,000	—	40,000	—	143,000	—	143,000	N/A		12/29/82
Parcel 5	118,000	—	30,000	—	148,000	—	148,000	N/A		12/29/82
Parcel 6	573,000	—	723,000	—	1,296,000	—	1,296,000	N/A		12/29/82
Parcel 7A	162,000	—	31,000	—	193,000	—	193,000	N/A		12/29/82
Parcel 8	73,000	—	20,000	—	93,000	—	93,000	N/A		12/29/82
Parcel 9	17,000	—	33,000	—	50,000	—	50,000	N/A		9/28/89
Parcel 20	672,000	—	536,000	—	1,208,000	—	1,208,000	N/A		5/31/88
Billboard
Easements
MA and RI	70,000	—	13,000	—	83,000	—	83,000	12,000		12/31/87	21 Years

	$2,228,000	—	$1,763,000	—	$3,991,000	—	$3,991,000	$12,000

Capital Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation (continued)
December 31, 2006
Schedule III

Cost:
Balance, January 1, 2004	$6,240,000
Acquisitions	216,000

Balance, December 31, 2004	6,456,000
Cost of parking garage sold	(2,500,000)

Balance, December 31, 2005	3,956,000
Acquisitions	35,000

Balance, December 31, 2006	$3,991,000

Accumulated depreciation:
Balance, January 1, 2004	$990,000
Depreciation	64,000

Balance, December 31, 2004	1,054,000
Depreciation	14,000
Accumulated depreciation on parking garage sold	(1,057,000)

Balance, December 31, 2005	11,000
Depreciation	1,000

Balance, December 31, 2006	$12,000

(1)	The “Encumbrance” column has been deleted since not applicable.

(2)	The aggregate cost for Federal income tax reporting purposes of the above assets at December 31, 2006 is $2,207,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-K.
Item 9A. Controls and Procedures
Under the supervision of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective in making them aware on a timely basis of the material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission.
There were no significant changes made in the Company’s internal controls during the period covered by this report or, to the Company’s knowledge, in the factors that could significantly affect these controls subsequent to the date of their evaluation.
Item 9B. Other Information
For the quarter ended December 31, 2006, no reports on Form 8-K were filed.

PART III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2007 Annual Meeting of the Shareholders to be filed with the SEC.
The following are the executive officers of the Registrant:

			Date of First
Name	Age	Office Held	Election to Office
Robert H. Eder	74	Chairman, Capital Properties, Inc.	1995
Ronald P. Chrzanowski	64	President, Capital Properties, Inc.	1997
Barbara J. Dreyer	68	Treasurer, Capital Properties, Inc.	1997
Stephen J. Carlotti	64	Secretary, Capital Properties, Inc.	1998
Avery L. Noe	63	President, Capital Terminal Company	1996
All officers hold their respective offices until their successors are duly elected and qualified. Mr. Chrzanowski served as Vice President of the Registrant from November 12, 1997 to December 31, 1997, and as President since that date. Ms. Dreyer served as President and Treasurer of the Registrant from 1995 to 1997 and as Treasurer since that date. Mr. Carlotti is a partner in the law firm, Hinckley, Allen & Snyder LLP, which firm provides legal services to the Company.
Code of Ethics:
The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and its subsidiaries including the Principal Executive Officer and the Treasurer (who is both the principal accounting and financial officer), which meets the requirement of a “code of ethics” as defined in Item 406 of Regulation S-K. The Company will provide a copy of the Code to shareholders pursuant to any request directed to the Treasurer at the Company’s principal offices. The Company intends to disclose any amendments to, or waiver of, any provisions of the Code for the Principal Executive Officer or Treasurer, or any person performing similar functions.
The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission..
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission
Item 15. Exhibits and Financial Statement Schedules
(a) and (c) The consolidated financial statements and supplementary data (including financial statement schedules) are included in Item 8.
(b)	Exhibits:
3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s report on Form 8-K filed December 10, 2001).

3.2	By-laws, as amended (incorporated by reference to Exhibit 3(b) to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 1999).

10	Material contracts:
(a)	Lease between Metropark, Ltd. and Company:

(i)	Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004), as amended.

(b)	Miscellaneous contract:

(i)	Option Agreement to Purchase Real Property and Related Assets, dated June 9, 2003, by and between Dunellen, LLC and Global Companies, LLC (incorporated by reference to Exhibit 10(b)(i) to the registrant’s Report on Form 10-QSB/A for the quarterly period ended June 30, 2003), as amended.
20.1	Map of the Company’s parcels in Downtown Providence, Rhode Island

20.2	Map of the Company’s petroleum storage facility in East Providence, Rhode Island

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of Chairman of the Board and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of Chairman of the Board and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.
By	/s/ Robert H. Eder
Robert H. Eder
Chairman of the Board and Principal Executive Officer

DATED: March 22, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder Robert H. Eder	March 22, 2007
Chairman and Director
Principal Executive Officer

/s/ Ronald P. Chrzanowski Ronald P. Chrzanowski	March 22, 2007
President and Director

/s/ Barbara J. Dreyer Barbara J. Dreyer	March 22, 2007
Treasurer, Principal Financial Officer
and Principal Accounting Officer

/s/ Alfred J. Corso Alfred J. Corso, Director	March 22, 2007