Form 10-Q
period 2007-03-31
CAPITAL PROPERTIES INC /RI/
filed 2007-04-30
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 24, 2007, the Company had 3,299,956 shares of Class A Common Stock outstanding.

PART I
Item 1. Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	December 31,
	(unaudited)	2006
ASSETS

Properties and equipment (net of accumulated depreciation)	$18,330,000	$18,471,000
Cash and cash equivalents	3,527,000	2,992,000
Due from tenants	86,000	—
Prepaid and other	293,000	395,000

	$22,236,000	$21,858,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$265,000	$298,000
Environmental remediation	81,000	82,000
Other	110,000	137,000
Deferred leasing revenues	484,000	448,000
Income taxes:
Current	150,000	18,000
Deferred, net	4,915,000	4,858,000

	6,005,000	5,841,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 6,000,000 shares; issued and outstanding 3,299,956 shares	33,000	33,000
Capital in excess of par	11,795,000	11,795,000
Retained earnings	4,403,000	4,189,000

	16,231,000	16,017,000

	$22,236,000	$21,858,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
Revenues and other income:
Revenues:
Leasing	$659,000	$632,000
Petroleum storage facility	975,000	807,000

	1,634,000	1,439,000
Other income, interest	31,000	31,000

	1,665,000	1,470,000

Expenses:
Expenses applicable to:
Leasing	138,000	172,000
Petroleum storage facility	555,000	445,000
General and administrative	335,000	317,000

	1,028,000	934,000

Income before income taxes	637,000	536,000

Income tax expense:
Current	200,000	176,000
Deferred	57,000	39,000

	257,000	215,000

Net income	$380,000	$321,000

Basic income per share	$.12	$.10

Dividends per share on common stock	$.05	$.03

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$380,000	$321,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	160,000	127,000
Deferred income taxes	57,000	39,000
Other, principally net changes in receivables, prepaids, accounts payable, accrued expenses, deferred leasing revenues and current income taxes	122,000	(629,000)

Net cash provided by (used in) operating activities	719,000	(142,000)

Cash used in investing activities, payments for properties and equipment	(19,000)	(629,000)
Cash used in financing activities, payment of dividends	(165,000)	(99,000)

Increase (decrease) in cash and cash equivalents	535,000	(870,000)
Cash and cash equivalents, beginning	2,992,000	4,311,000

Cash and cash equivalents, ending	$3,527,000	$3,441,000

Supplemental disclosure, cash paid for income taxes	$56,000	$788,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”) operate in two segments: (1) Leasing and (2) Petroleum Storage.

The leasing segment consists principally of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island to various tenants, and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon.

The petroleum storage segment consists of the operating of the petroleum storage terminal (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island, for Global Companies, LLC (“Global”) which stores and distributes petroleum products.

The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the assets constructed on the Company’s land, whereas the Company is responsible for the operating and maintenance expenditures as well as capital improvements at the Facility.

2.	Principles of consolidation and basis of presentation:

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2006, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.	Use of estimates:

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	March 31,	December 31,
	2007	2006
Properties on lease or held for lease, land and land improvements	$3,991,000	$3,991,000

Petroleum storage facility, on lease:
Land and land improvements	5,399,000	5,398,000
Buildings and structures	1,351,000	1,338,000
Tanks and equipment	14,327,000	14,322,000

	21,077,000	21,058,000

Office equipment	97,000	97,000

	25,165,000	25,146,000

Less accumulated depreciation:
Properties on lease or held for lease	12,000	12,000
Petroleum storage facility, on lease	6,735,000	6,576,000
Office equipment	88,000	87,000

	6,835,000	6,675,000

	$18,330,000	$18,471,000

5.	Description of leasing arrangements:

As of March 31, 2007, the Company had entered into five long-term land leases for five separate parcels upon which the improvements have been completed (developed parcels). In 2005, two additional long-term land leases commenced (undeveloped parcels) and construction of the improvements has begun on both parcels.

Under the seven land leases which have commenced, the tenants are required to pay real property taxes, which amounts are excluded from leasing revenues and leasing expense on the accompanying consolidated statements of income. For the three months ended March 31, 2007 and 2006, the real property taxes attributable to the Company’s land under these leases are $361,000 and $325,000 respectively.

Under one of the leases which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. For real estate taxes prior to 2007, the Company reported the portion of the real property taxes subject to the future credit as property tax expense on the accompanying consolidated statement of income and as accrued property taxes on its consolidated balance sheet. As the tenant makes the tax payment, the amount of the payment is reclassified from accrued property taxes to deferred leasing revenues which totaled $484,000 and $448,000 at March 31, 2007 and December 31, 2006, respectively. During the periods that the tenant is entitled to the credit (commencing in 2010), the Company will reclassify deferred leasing revenues to leasing revenues.

6.	Petroleum storage facility:

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was included in petroleum storage facility expense in 2004. Through March 31, 2007, the Company has expended

$119,000. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

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

7.	Income taxes:

In 2004, the Company received condemnation proceeds from Amtrak totaling $1,428,000 which qualify for deferred reinvestment for income tax reporting purposes whereby the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, which resulted in the Company’s not then paying income taxes on the proceeds, subject to certain restrictions. The Company filed its 2004 income tax returns, making such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. Through March 31, 2007, the Company has made qualifying acquisitions totaling $250,000. However, the Company will be required to reinvest the remaining condemnation proceeds in qualifying assets by December 31, 2007, unless this date is extended by the Internal Revenue Service. The Company intends to apply for an extension of the reinvestment period to December 31, 2008. The Company will be required to pay the income tax and interest on any unexpended proceeds.

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	March 31,	December 31,
	2007	2006
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$4,802,000	$4,728,000
Condemnation proceeds	470,000	470,000
Insurance premiums	69,000	92,000

	5,341,000	5,290,000
Gross deferred tax assets	(426,000)	(432,000)

	$4,915,000	$4,858,000

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109) on January 1, 2007. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as general and administrative expense.

8.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest income, condemnation proceeds and certain corporate expenses.

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the three months ended March 31, 2007 and 2006.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments:

	Three Months Ended
	March 31,
	2007	2006
Leasing:
Revenues:
Long-term leases:
Contractual	$505,000	$500,000
Contingent	15,000	16,000
Excess of contractual over straight-line rentals	—	(17,000)
Short-term leases	139,000	133,000

Total revenues	$659,000	$632,000

Property tax expense	$103,000	$144,000

Income before income taxes	$521,000	$460,000

Assets	$4,150,000	$4,354,000

Properties and equipment, additions	$—	$33,000

Petroleum storage:
Revenues:
Contractual	$853,000	$700,000
Contingent	122,000	107,000

Total revenues	$975,000	$807,000

Property tax expense	$27,000	$27,000

Depreciation	$159,000	$125,000

Income before income taxes	$420,000	$362,000

Assets	$14,653,000	$13,797,000

Properties and equipment, additions	$19,000	$627,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2007 and 2006:

	2007	2006
Revenues and other income:
Revenues for operating segments:
Leasing	$659,000	$632,000
Petroleum storage	957,000	807,000

	1,634,000	1,439,000
Interest income	31,000	31,000

Total consolidated revenues and other income	$1,665,000	$1,470,000

	2007	2006
Property tax expense:
Property tax expense for operating segments
Leasing	$103,000	$144,000
Petroleum storage	27,000	27,000

	130,000	171,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$131,000	$172,000

Depreciation:
Depreciation for petroleum storage segment:	$159,000	$125,000
Unallocated corporate depreciation	1,000	2,000

Total consolidated depreciation	$160,000	$127,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$521,000	$460,000
Petroleum storage	420,000	362,000

	941,000	822,000
Interest income	31,000	31,000
Unallocated corporate expenses	(335,000)	(317,000)

Total consolidated income before income taxes	$637,000	$536,000

Assets:
Assets for operating segments:
Leasing	$4,150,000	$4,354,000
Petroleum storage	14,653,000	13,797,000

	18,803,000	18,151,000
Corporate cash and cash equivalents	3,424,000	3,070,000
Other unallocated amounts	9,000	11,000

Total consolidated assets	$22,236,000	$21,232,000

Additions to properties and equipment operating segments:
Leasing	$—	$33,000
Petroleum storage	19,000	627,000

Total consolidated additions	$19,000	$660,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
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

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2006. There have been no changes to the application of this accounting policy since December 31, 2006.

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

The petroleum storage segment consists of operating the Facility in East Providence, Rhode Island, for Global.

The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the assets constructed on the Company’s land; whereas the Company is responsible for the operating and maintenance expenses as well as capital improvements at the Facility.

2.	Results of operations:

Three months ended March 31, 2007 compared to three months ended March 31, 2006:

Leasing segment:

	2007	2006	Difference
Leasing revenues	$659,000	$632,000	$27,000
Leasing expense	138,000	172,000	$(34,000)

	$521,000	$460,000

Effective June 1, 2006, the Company entered into an Amended and Restated Agreement of Lease with Lamar, which changed the contractual rental payments thereby extending the turnaround date until 2022. As a result, the Company concluded that it should not presently record a receivable resulting from reporting leasing revenue on a straight-line basis. However, prior to June 1, 2006, the Company had been recognizing revenue on this lease on a straight-line basis and, accordingly, had recorded a reduction in leasing revenue of $17,000 for the three months ended March 31, 2006. Therefore, leasing revenues increased principally because the Company is no longer recognizing revenue on this lease on the straight-line basis.
Leasing expense decreased principally due to lower real property taxes due to an existing tenant’s assumption of all real property taxes on its parcel as of January 1, 2007.
Petroleum storage segment:

	2007	2006	Difference
Petroleum storage facility revenues	$975,000	$807,000	$168,000
Petroleum storage facility expense	555,000	445,000	$110,000

	$420,000	$362,000

Petroleum storage facility revenue increased due principally to higher monthly rent resulting from the annual cost-of-living adjustment May 1, 2006 and rent for the new 175,000 barrel tank effective August 2006.
Petroleum storage facility expense increased due principally to higher depreciation related principally to the new tank and legal fees in connection with the Company’s lawsuit to recover previously paid expenses to maintain the Pier.
General:
For the three months ended March 31, 2007, general and administrative expense increased $18,000 from 2006 due principally to higher professional fees incurred in connection with the Company’s filing status changing from a small business issuer to a non-accelerated filer for the year ended December 31, 2006.
3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

During the first quarter of 2007, the Company’s operating activities produced $719,000 of cash. Cash and cash equivalents increased by $535,000 for the quarter. The principal utilization of cash during the quarter was for the payment of dividends of $165,000.

In management’s opinion, operations will continue to generate sufficient cash to enable the Company to meet its operating expenses, capital expenditures and dividend payments, if declared.

Cash and cash equivalents and cash commitments:

At March 31, 2007, the Company had cash and cash equivalents of $3,527,000.

The Company is currently improving the berm containment wall at the Terminal with a remaining estimated cost of $155,000. The Company will paint the two recently constructed tanks during the next two years at an estimated cost of $235,000. The Company does not anticipate making any substantial improvements at the Pier during 2007. In 2004, the Company received condemnation proceeds from Amtrak of $1,428,000, excluding interest, which qualify for deferred reinvestment for income tax reporting purposes pursuant to which the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, thereby avoiding currently paying income taxes on the proceeds, subject to certain restrictions. The Company’s 2004 income tax returns made such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. At March 31, 2007, the Company had purchased qualifying assets totaling $250,000. The Company will be required to reinvest the remaining condemnation proceeds in qualifying assets by December 31, 2007, unless this date is extended by the Internal Revenue Service. The Company intends to apply for an extension of the reinvestment period to December 31, 2008. Assuming the Company does not reinvest any additional condemnation proceeds, the liability for income tax and interest would total approximately $575,000 at March 31, 2007.

In April 2007, the Company paid a quarterly dividend of $165,000 ($.05 per common share). The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

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
Item 4. Controls and Procedures
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

PART II – OTHER INFORMATION
Item 6. Exhibits
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

DATED: April 24, 2007