Form 10-Q
period 2007-06-30
CAPITAL PROPERTIES INC /RI/
filed 2007-07-31
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 24, 2007, the Company had 3,299,956 shares of Class A Common Stock outstanding.

PART I
Item 1. Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	December 31,
	(unaudited)	2006

ASSETS

Properties and equipment (net of accumulated depreciation)	$18,505,000	$18,471,000
Cash and cash equivalents	3,870,000	2,992,000
Prepaid and other	314,000	395,000

	$22,689,000	$21,858,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$258,000	$298,000
Environmental remediation	81,000	82,000
Other, including $121,000 relating to properties and equipment in 2007	214,000	137,000
Deferred leasing revenues	520,000	448,000
Income taxes:
Current	111,000	18,000
Deferred, net	4,949,000	4,858,000

	6,133,000	5,841,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 6,000,000 shares; issued and outstanding 3,299,956 shares	33,000	33,000
Capital in excess of par	11,795,000	11,795,000
Retained earnings	4,728,000	4,189,000

	16,556,000	16,017,000

	$22,689,000	$21,858,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Revenues and other income:
Revenues:
Leasing	$832,000	$555,000	$1,491,000	$1,187,000
Petroleum storage facility	910,000	739,000	1,885,000	1,546,000

	1,742,000	1,294,000	3,376,000	2,733,000
Other income, interest	34,000	26,000	65,000	57,000

	1,776,000	1,320,000	3,441,000	2,790,000

Expenses:
Expenses applicable to:
Leasing	123,000	185,000	261,000	357,000
Petroleum storage facility	548,000	439,000	1,103,000	884,000
General and administrative	288,000	271,000	623,000	588,000

	959,000	895,000	1,987,000	1,829,000

Income before income taxes	817,000	425,000	1,454,000	961,000

Income tax expense (benefit):
Current	294,000	194,000	494,000	370,000
Deferred	34,000	(21,000)	91,000	18,000

	328,000	173,000	585,000	388,000

Net income	$489,000	$252,000	$869,000	$573,000

Basic income per common share	$.15	$.07	$.26	$.17

Dividends on common stock	$.05	$.03	$.10	$.06

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net income	$869,000	$573,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	356,000	253,000
Deferred income taxes	91,000	18,000
Other, principally net changes in receivables, prepaids, accounts payable, accrued expenses, deferred leasing revenues and current income taxes	153,000	(558,000)

Net cash provided by operating activities	1,469,000	286,000

Cash used in investing activities, payments for properties and equipment	(261,000)	(1,525,000)

Cash used in financing activities, payment of dividends	(330,000)	(198,000)

Increase (decrease) in cash and cash equivalents	878,000	(1,437,000)
Cash and cash equivalents, beginning	2,992,000	4,311,000

Cash and cash equivalents, ending	$3,870,000	$2,874,000

Supplemental disclosure, cash paid for income taxes	$389,000	$1,157,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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

The accompanying condensed consolidated balance sheet as of December 31, 2006, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and the cash flows for the six months ended June 30, 2007 and 2006.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	June 30,	December 31,
	2007	2006
Properties on lease or held for lease, land and land improvements	$3,991,000	$3,991,000

Petroleum storage facility, on lease:
Land and land improvements	5,561,000	5,398,000
Buildings and structures	1,351,000	1,338,000
Tanks and equipment	14,463,000	14,322,000

	21,375,000	21,058,000

Office equipment	97,000	97,000

	25,463,000	25,146,000

Less accumulated depreciation:
Properties on lease or held for lease	12,000	12,000
Petroleum storage facility, on lease	6,858,000	6,576,000
Office equipment	88,000	87,000

	6,958,000	6,675,000

	$18,505,000	$18,471,000

5.	Description of leasing arrangements:

As of June 30, 2007, the Company had entered into five long-term land leases for five separate parcels upon which the improvements have been completed (developed parcels). In 2005, two additional long-term land leases commenced (undeveloped parcels) and construction of the improvements has begun on both parcels.

Under the seven land leases which have commenced, the tenants are required to pay real property taxes, which amounts are excluded from leasing revenues and leasing expense on the accompanying consolidated statements of income. The real property taxes attributable to the Company’s land under these seven leases totaled $361,000 and $667,000, respectively, for the three and six months ended June 30, 2007, and $327,000 and $654,000, respectively, for the three and six months ended June 30, 2006.

Under one of the leases which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007, which credit now totals $520,000, the maximum amount. For real estate taxes prior to 2007, the Company reported the portion of the real property taxes subject to the future credit as property tax expense on the accompanying consolidated statement of income and as accrued property taxes on its consolidated balance sheet. As the tenant made the tax payment, the amount of the payment was reclassified from accrued property taxes to deferred leasing revenues which totaled $520,000 and $448,000 at June 30, 2007 and December 31, 2006, respectively. During the periods that the tenant is entitled to the credit (commencing in 2010), the Company will reclassify deferred leasing revenues to leasing revenues.

In June 2007, the Company entered into a settlement agreement with a former tenant concerning amounts due the Company resulting from the tenant’s prematurely terminating its lease with the Company in 2003. The Company received $100,000 in settlement.

In June 2007, as a part of a citywide revaluation, the Company received notices from the City of Providence of the proposed 2007 assessments for the five remaining undeveloped parcels in downtown Providence. The proposed assessed values are on average 74 percent higher than the current assessment values. The Company is pursuing the matter with the City. For the three and six months ended June 30, 2007, the Company is reporting property tax expense based upon current assessments adjusted for an estimated inflation increase of 2 percent of the tax rate. The Company is unable to determine what additional property tax expense it may incur in the event the Company does not prevail in having its assessments lowered since the City has not yet set its new tax rate. However, using the tax rate in effect for 2006 and the proposed 2007 assessments, the additional property tax expense for the three and six months ended June 30, 2007 would be approximately $66,000 and $132,000, respectively.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was included in petroleum storage facility expense in 2004. Through June 30, 2007, the Company has expended $119,000. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

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

In 2004, the Company received condemnation proceeds from the National Railroad Passenger Corporation (“Amtrak”) totaling $1,428,000 which qualify for deferred reinvestment for income tax reporting purposes whereby the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, which resulted in the Company’s not then paying income taxes on the proceeds, subject to certain restrictions. The Company filed its 2004 income tax returns, making such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. Through June 30, 2007, the Company has made qualifying acquisitions totaling $250,000. However, the Company will be required to reinvest the remaining condemnation proceeds in qualifying assets by December 31, 2007, unless this date is extended by the Internal Revenue Service (“IRS”). The Company has applied to the IRS for an extension of the reinvestment period to December 31, 2008 and is awaiting the IRS’s determination. The Company will be required to pay the income tax and interest on any unexpended proceeds.

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	June 30,	December 31,
	2007	2006

Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$4,861,000	$4,728,000
Condemnation proceeds	470,000	470,000
Insurance premiums	46,000	92,000

	5,377,000	5,290,000
Gross deferred tax assets	(428,000)	(432,000)

	$4,949,000	$4,858,000

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109) on January 1, 2007. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company receives an assessment for interest and/or penalties, such amounts would be classified in the consolidated financial statements as general and administrative expense.
8.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest income, condemnation proceeds and certain corporate expenses.

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the six months ended June 30, 2007 and 2006.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments:

	Six Months Ended
	June 30,
	2007	2006

Leasing:
Revenues:
Long-term leases:
Contractual	$1,011,000	$1,001,000
Contingent	101,000	108,000
Option	100,000	—
Excess of contractual over straight-line rentals	—	(187,000)
Short-term leases	279,000	265,000

Total revenues	$1,491,000	$1,187,000

Property tax expense	$205,000	$288,000

Income before income taxes	$1,230,000	$830,000

Assets	$4,198,000	$4,171,000

Properties and equipment, additions	$—	$35,000

Petroleum storage:
Revenues:
Contractual	$1,714,000	$1,406,000
Contingent	171,000	140,000

Total revenues	$1,885,000	$1,546,000

Property tax expense	$53,000	$55,000

Depreciation	$355,000	$252,000

Income before income taxes	$782,000	$662,000

Assets	$14,592,000	$14,809,000

Properties and equipment:
Additions	$390,000	$2,005,000
Deletions	(73,000)	—

	$317,000	$2,005,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the six months ended June 30, 2007 and 2006:

	2007	2006
Revenues and other income:
Revenues for operating segments:
Leasing	$1,491,000	$1,187,000
Petroleum storage	1,885,000	1,546,000

	3,376,000	2,733,000
Interest income	65,000	57,000

Total consolidated revenues and other income	$3,441,000	$2,790,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$205,000	$288,000
Petroleum storage	53,000	55,000

	258,000	343,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$259,000	$344,000

Depreciation:
Depreciation for petroleum storage segment:	$355,000	$252,000
Unallocated corporate depreciation	1,000	1,000

Total consolidated depreciation	$356,000	$253,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$1,230,000	$830,000
Petroleum storage	782,000	662,000

	2,012,000	1,492,000
Interest income	65,000	57,000
Unallocated corporate expenses	(623,000)	(588,000)

Total consolidated income before income taxes	$1,454,000	$961,000

Assets:
Assets for operating segments:
Leasing	$4,198,000	$4,171,000
Petroleum storage	14,592,000	14,809,000

	18,790,000	18,980,000
Corporate cash and cash equivalents	3,870,000	2,634,000
Other unallocated amounts	29,000	121,000

Total consolidated assets	$22,689,000	$21,735,000

Additions and deletions to properties and equipment operating segments:
Leasing	$—	$35,000
Petroleum storage	317,000	2,005,000

Total consolidated additions	$317,000	$2,040,000

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

The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the assets constructed on the Company’s land, whereas the Company is responsible for the operating and maintenance expenses as well as capital improvements at the Facility.
2.	Results of operations:

Three months ended June 30, 2007 compared to three months ended June 30, 2006:

Leasing segment:

	2007	2006	Difference

Revenues	$832,000	$555,000	$277,000
Expense	123,000	185,000	$(62,000)

	$709,000	$370,000

In June 2007, the Company entered into a settlement agreement with a former tenant concerning amounts due the Company resulting from the tenant’s prematurely terminating its lease with the Company in 2003. The Company received $100,000 in settlement, which amount is included in leasing revenues.

Effective June 1, 2006, the Company entered into an Amended and Restated Agreement of Lease with Lamar, which changed the contractual rental payments thereby extending the turnaround date until 2022. As a result, the Company concluded that it should not presently record a receivable resulting from reporting leasing revenue on a straight-line basis. However, prior to June 1, 2006, the Company had been recognizing revenue on this lease on a straight-line basis and, accordingly, had recorded a reduction in leasing revenue of $170,000 for the three months ended June 30, 2006.
Leasing expense decreased principally due to lower real property taxes due to an existing tenant’s assumption of all real property taxes on its parcel as of January 1, 2007.
     Petroleum storage segment:

	2007	2006	Difference

Revenues	$910,000	$739,000	$171,000
Expense	548,000	439,000	$109,000

	$362,000	$300,000

Petroleum storage facility revenue increased due principally to rent for the new 175,000 barrel tank effective August 2006, higher monthly rent resulting from the annual cost-of-living adjustments and higher contingent revenue.
Petroleum storage facility expense increased due principally to higher depreciation related to the new tank and the hiring of a new employee.
     General:
For the three months ended June 30, 2007, general and administrative expense increased $17,000 from 2006.
     Six months ended June 30, 2007 compared to six months ended June 30, 2006:
     Leasing segment:

	2007	2006	Difference

Revenues	$1,491,000	$1,187,000	$304,000
Expense	261,000	357,000	$(96,000)

	$1,230,000	$830,000

In June 2007, the Company entered into a settlement agreement with a former tenant concerning amounts due the Company resulting from the tenant’s prematurely terminating its lease with the Company in 2003. The Company received $100,000 in settlement, which amount is included in leasing revenues.
Effective June 1, 2006, the Company entered into an Amended and Restated Agreement of Lease with Lamar, which changed the contractual rental payments thereby extending the turnaround date until 2022. As a result, the Company concluded that it should not presently record a receivable resulting from reporting leasing revenue on a straight-line basis. However, prior to June 1, 2006, the Company had been recognizing revenue on this lease on a straight-line basis and, accordingly, had recorded a reduction in leasing revenue of $187,000 for the six months ended June 30, 2006.
Leasing expense decreased principally due to lower real property taxes due to an existing tenant’s assumption of all real property taxes on its parcel as of January 1, 2007.
     Petroleum storage segment:

	2007	2006	Difference

Revenues	$1,885,000	$1,546,000	$339,000
Expense	1,103,000	884,000	$219,000

	$782,000	$662,000

Petroleum storage facility revenue increased due principally to rent for the new 175,000 barrel tank effective August 2006, higher monthly rent resulting from the annual cost-of-living adjustments and higher contingent revenue.
Petroleum storage facility expense increased due principally to higher depreciation related to the new tank and the hiring of a new employee.

     General:
For the six months ended June 30, 2007, general and administrative expense increased $35,000 from 2006 due principally to higher professional fees incurred in connection with the Company’s filing status changing from a small business issuer to a non-accelerated filer for the year ended December 31, 2006.
3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

During the six months ended June 30, 2007, the Company’s operating activities produced $1,469,000 of cash, of which $100,000 was received under a settlement agreement with a former tenant. Cash and cash equivalents increased by $878,000 for the period. The principal utilization of cash during this period was for payments of (1) dividends of $330,000, (2) income taxes of $389,000 and (3) properties and equipment of $261,000.

In management’s opinion, operations will continue to generate sufficient cash to enable the Company to meet its operating expenses, capital expenditures and dividend payments, if declared.

Cash and cash equivalents and cash commitments:

At June 30, 2007, the Company had cash and cash equivalents of $3,870,000.

In September 2007, the Company will paint the most recently constructed tank at an estimated cost of $125,000.

The Company does not anticipate making any substantial improvements at the Pier during 2007.

In 2004, the Company received condemnation proceeds from Amtrak of $1,428,000, excluding interest, which qualify for deferred reinvestment for income tax reporting purposes pursuant to which the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, thereby avoiding currently paying income taxes on the proceeds, subject to certain restrictions. The Company’s 2004 income tax returns made such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. At June 30, 2007, the Company had purchased qualifying assets totaling $250,000. The Company will be required to reinvest the remaining condemnation proceeds in qualifying assets by December 31, 2007, unless this date is extended by the IRS. The Company has applied to the IRS for an extension of the reinvestment period to December 31, 2008 and is awaiting the IRS’s determination. Assuming the Company does not reinvest any of the remaining condemnation proceeds which total $1,178,000, the liability for income tax and interest would total approximately $575,000 at June 30, 2007.

In July 2007, the Company declared and paid a quarterly dividend of $198,000 ($.06 per common share). The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

In June 2007, as part of a citywide revaluation, the Company received notices from the City of Providence of the proposed 2007 assessments for the five remaining undeveloped parcels in downtown Providence. The proposed assessed values are on average 74 percent higher than the current assessment values. The Company is pursuing the matter with the City. For the three and six months ended June 30, 2007, the Company is reporting property tax expense based upon current assessments adjusted for an estimated inflation increase of 2 percent of the tax rate. The Company is unable to determine what additional property tax expense it may incur in the event the Company does not prevail in having its assessments lowered since the City has not yet set its new tax rate. However, using the tax rate in effect for 2006 and the proposed 2007 assessments, the additional property tax expense for the three and six months ended June 30, 2007 would be approximately $66,000 and $132,000, respectively.

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

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders was held on April 24, 2007. Of the 3,299,956 “A” shares entitled to vote, 3,004,927 shares of stock were present, in person or by proxy.
All directors of the Issuer are elected on an annual basis and the following were so elected at this Annual Meeting: Ronald P. Chrzanowski, Alfred J. Corso, Robert H. Eder, Roy J. Nirschel, and Harris N. Rosen. Of the “A” shares, each director received 3,001,429 affirmative votes; 3,498 votes withheld.
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
Chairman of the Board and .Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: July 24, 2007