Form 10-Q
period 2007-09-30
CAPITAL PROPERTIES INC /RI/
filed 2007-11-05
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2007, the Company had 3,299,956 shares of Class A Common Stock outstanding.

PART I
Item 1. Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)

ASSETS

Properties and equipment (net of accumulated depreciation)	$18,399,000	$18,471,000
Cash and cash equivalents	4,113,000	2,992,000
Prepaid and other	365,000	395,000

	$22,877,000	$21,858,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$266,000	$298,000
Environmental remediation	81,000	82,000
Other	149,000	137,000
Deferred leasing revenues	520,000	448,000
Income taxes:
Current	107,000	18,000
Deferred, net	5,063,000	4,858,000

	6,186,000	5,841,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 6,000,000 shares; issued and outstanding 3,299,956 shares	33,000	33,000
Capital in excess of par	11,795,000	11,795,000
Retained earnings	4,863,000	4,189,000

	16,691,000	16,017,000

	$22,877,000	$21,858,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Revenues and other income:
Revenues:
Leasing	$676,000	$653,000	$2,167,000	$1,839,000
Petroleum storage facility	860,000	792,000	2,745,000	2,338,000

	1,536,000	1,445,000	4,912,000	4,177,000
Other income, interest	29,000	26,000	94,000	83,000

	1,565,000	1,471,000	5,006,000	4,260,000

Expenses:
Expenses applicable to:
Leasing	169,000	164,000	430,000	521,000
Petroleum storage facility	516,000	434,000	1,619,000	1,318,000
General and administrative	308,000	248,000	931,000	835,000

	993,000	846,000	2,980,000	2,674,000

Income before income taxes	572,000	625,000	2,026,000	1,586,000

Income tax expense:
Current	125,000	125,000	619,000	495,000
Deferred	114,000	127,000	205,000	145,000

	239,000	252,000	824,000	640,000

Net income	$333,000	$373,000	$1,202,000	$946,000

Basic income per common share	$.10	$.11	$.36	$.28

Dividends on common stock	$.06	$.04	$.16	$.10

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net income	$1,202,000	$946,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	515,000	398,000
Deferred income taxes	205,000	145,000
Other, principally net changes in receivables, prepaids, accounts payable, accrued expenses, deferred leasing revenues and current income taxes	170,000	(846,000)

Net cash provided by operating activities	2,092,000	643,000

Cash used in investing activities, payments for properties and equipment	(443,000)	(2,210,000)

Cash used in financing activities, payment of dividends	(528,000)	(330,000)

Increase (decrease) in cash and cash equivalents	1,121,000	(1,897,000)
Cash and cash equivalents, beginning	2,992,000	4,311,000

Cash and cash equivalents, ending	$4,113,000	$2,414,000

Supplemental disclosure, cash paid for income taxes	$518,000	$1,257,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

The accompanying condensed consolidated balance sheet as of December 31, 2006, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and the cash flows for the nine months ended September 30, 2007 and 2006.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	September 30,	December 31,
	2007	2006

Properties on lease or held for lease, land and land improvements	$3,991,000	$3,991,000

Petroleum storage facility, on lease:
Land and land improvements	5,561,000	5,398,000
Buildings and structures	1,387,000	1,338,000
Tanks and equipment	14,465,000	14,322,000

	21,413,000	21,058,000

Office equipment	112,000	97,000

	25,516,000	25,146,000

Less accumulated depreciation:
Properties on lease or held for lease	12,000	12,000
Petroleum storage facility, on lease	7,017,000	6,576,000
Office equipment	88,000	87,000

	7,117,000	6,675,000

	$18,399,000	$18,471,000

5.	Description of leasing arrangements:

As of September 30, 2007, the Company had entered into five long-term land leases for five separate parcels upon which the improvements have been completed (developed parcels). In 2005, two additional long-term land leases commenced (undeveloped parcels) and construction of the improvements is in process on both parcels.

Under the seven land leases which have commenced, the tenants are required to pay real property taxes, which amounts are excluded from leasing revenues and leasing expense on the accompanying consolidated statements of income. The real property taxes attributable to the Company’s land under these seven leases totaled $417,000 and $1,084,000, respectively, for the three and nine months ended September 30, 2007, and $327,000 and $982,000, respectively, for the three and nine months ended September 30, 2006.

Under one of the leases which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007, which credit now totals $520,000, the maximum amount. For real estate taxes prior to 2007, the Company reported the portion of the real property taxes subject to the future credit as property tax expense on the accompanying consolidated statement of income and as accrued property taxes on its consolidated balance sheet. As the tenant made the tax payment, the amount of the payment was reclassified from accrued property taxes to deferred leasing revenues which totaled $520,000 and $448,000 at September 30, 2007 and December 31, 2006, respectively. During the periods that the tenant is entitled to the credit, (commencing in 2010) the Company will reclassify deferred leasing revenues to leasing revenues.

In June 2007, the Company entered into a settlement agreement with a former tenant concerning amounts due the Company resulting from the tenant’s prematurely terminating its lease with the Company in 2003. The Company received $100,000 in settlement, which amount is included in leasing revenues.

In September 2007, the Company received the 2007 real property tax bills from the City of Providence totaling $466,000. The Company had recorded property tax expense of $205,000 through June 30, 2007, based upon the 2006 tax level adjusted for an estimated inflation increase of 2 percent of the tax rate. As a result of the 2007 property tax increase, the Company recorded property tax expense of $145,000 for the quarter ended September 30, 2007.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was included in petroleum storage facility expense in 2004. Through September 30, 2007, the Company has expended $119,000. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

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

In 2004, the Company received condemnation proceeds from the National Railroad Passenger Corporation (“Amtrak”) totaling $1,428,000 which qualify for deferred reinvestment for income tax reporting purposes whereby the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, which resulted in the Company’s not then paying income taxes on the proceeds, subject to certain restrictions. The Company filed its 2004 income tax returns, making such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. Through September 30, 2007, the Company has made qualifying acquisitions totaling $250,000. However, the Company will be required to reinvest the remaining condemnation proceeds in qualifying assets by December 31, 2007, unless this date is extended by the Internal Revenue Service (“IRS”). The Company has applied to the IRS for an extension of the reinvestment period to December 31, 2008 and is awaiting the IRS’s determination. The Company will be required to pay the income tax and interest on any unexpended proceeds.

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	September 30,	December 31,
	2007	2006

Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$4,935,000	$4,728,000
Condemnation proceeds	470,000	470,000
Insurance premiums	93,000	92,000

	5,498,000	5,290,000
Gross deferred tax assets	(435,000)	(432,000)

	$5,063,000	$4,858,000

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109) on January 1, 2007. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The evaluation was performed for the tax periods ended December 31, 2004 through September 30, 2007, the tax periods which remain subject to examination by major tax jurisdictions as of September 30, 2007. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company receives an assessment for interest and/or penalties, such amounts would be classified in the consolidated financial statements as general and administrative expense.

8.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest income and certain corporate expenses.

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the nine months ended September 30, 2007 and 2006.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments:

	Nine Months Ended
	September 30,
	2007	2006

Leasing:
Revenues:
Long-term leases:
Contractual	$1,532,000	$1,505,000
Contingent	116,000	123,000
Option	100,000	—
Excess of contractual over straight-line rentals	—	(187,000)
Short-term leases	419,000	398,000

Total revenues	$2,167,000	$1,839,000

Property tax expense	$350,000	$410,000

Income before income taxes	$1,737,000	$1,318,000

Assets	$4,114,000	$4,219,000

Properties and equipment, additions	$—	$35,000

Petroleum storage:
Revenues:
Contractual	$2,574,000	$2,198,000
Contingent	171,000	140,000

Total revenues	$2,745,000	$2,338,000

Property tax expense	$80,000	$79,000

Depreciation	$514,000	$397,000

Income before income taxes	$1,126,000	$1,020,000

Assets	$14,627,000	$15,055,000

Properties and equipment:
Additions	$428,000	$2,192,000
Deletions	(73,000)	—

	$355,000	$2,192,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the nine months ended September 30, 2007 and 2006:

	2007	2006
Revenues and other income:
Revenues for operating segments:
Leasing	$2,167,000	$1,839,000
Petroleum storage	2,745,000	2,338,000

	4,912,000	4,177,000
Interest income	94,000	83,000

Total consolidated revenues and other income	$5,006,000	$4,260,000

Property tax expense:
Property tax expense for operating segments
Leasing	$350,000	$410,000
Petroleum storage	80,000	79,000

	430,000	489,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$431,000	$490,000

Depreciation:
Depreciation for petroleum storage segment:	$514,000	$397,000
Unallocated corporate depreciation	1,000	1,000

Total consolidated depreciation	$515,000	$398,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$1,737,000	$1,318,000
Petroleum storage	1,126,000	1,020,000

	2,863,000	2,338,000
Interest income	94,000	83,000
Unallocated corporate expenses	(931,000)	(835,000)

Total consolidated income before income taxes	$2,026,000	$1,586,000

Assets:
Assets for operating segments:
Leasing	$4,114,000	$4,219,000
Petroleum storage	14,627,000	15,055,000

	18,741,000	19,274,000
Corporate cash and cash equivalents	4,113,000	2,262,000
Other unallocated amounts	23,000	92,000

Total consolidated assets	$22,877,000	$21,628,000

Additions and deletions to properties and equipment:
Additions and deletions to properties and equipment for operating segments:
Leasing	$—	$35,000
Petroleum storage	355,000	2,192,000

	355,000	2,227,000
Unallocated corporate additions to properties and equipment	15,000	—

Total consolidated additions	$370,000	$2,227,000

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

2.	Results of operations:

Three months ended September 30, 2007 compared to three months ended September 30, 2006:

Leasing segment:

	2007	2006	Difference

Revenues	$676,000	$653,000	$23,000
Expense	169,000	164,000	$5,000

	$507,000	$489,000

Leasing revenue increased due to scheduled increases in contractual rentals and the commencement of Phase II of the long-term lease on Parcel 6.

Leasing expense remained approximately at the 2006 level. However, an increase in real property taxes was offset in part by a decrease in professional fees.

Petroleum storage segment:

	2007	2006	Difference

Revenues	$860,000	$792,000	$68,000
Expense	516,000	434,000	$82,000

	$344,000	$358,000

Petroleum storage facility revenue increased due principally to rent for the new 175,000 barrel tank effective August 2006 and higher monthly rent resulting from the annual cost-of-living adjustments.

Petroleum storage facility expense increased due principally to higher depreciation related to the new tank and the hiring of a new employee.

General:

General and administrative expense increased $60,000 from 2006 due principally to costs incurred in complying with Section 404 of the Sarbanes-Oxley Act of 2002.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006:

Leasing segment:

	2007	2006	Difference
Revenues	$2,167,000	$1,839,000	$328,000
Expense	430,000	521,000	$(91,000)

	$1,737,000	$1,318,000

In June 2007, the Company entered into a settlement agreement with a former tenant concerning amounts due the Company resulting from the tenant’s prematurely terminating its lease with the Company in 2003. The Company received $100,000 in settlement, which amount is included in leasing revenues.

Effective June 1, 2006, the Company entered into an Amended and Restated Agreement of Lease with Lamar, which changed the contractual rental payments thereby extending the turnaround date until 2022. As a result, the Company concluded that it should not presently record a receivable resulting from reporting leasing revenue on a straight-line basis. However, prior to June 1, 2006, the Company had been recognizing revenue on this lease on a straight-line basis and, accordingly, had recorded a reduction in leasing revenue of $187,000 for the nine months ended September 30, 2006.

Leasing expense decreased principally due to lower real property taxes due to an existing tenant’s assumption of all real property taxes on its parcel as of January 1, 2007 (offset in part by an increase in the 2007 real property taxes) and a decrease professional fees.

Petroleum storage segment:

	2007	2006	Difference

Revenues	$2,745,000	$2,338,000	$407,000
Expense	1,619,000	1,318,000	$301,000

	$1,126,000	$1,020,000

Petroleum storage facility revenue increased due principally to rent for the new 175,000 barrel tank effective August 2006, higher monthly rent resulting from the annual cost-of-living adjustments and higher contingent revenue.

Petroleum storage facility expense increased due principally to higher depreciation related to the new tank and the hiring of a new employee.

General:

General and administrative expense increased $96,000 from 2006 due principally to higher professional fees incurred in connection with the Company’s filing status changing from a small business issuer to a non-accelerated filer for the year ended December 31, 2006 and the costs incurred in complying with Section 404 of the Sarbanes-Oxley Act of 2002.

3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

During the nine months ended September 30, 2007, the Company’s operating activities produced $2,092,000 of cash, of which $100,000 was received under a settlement agreement with a former tenant. Cash and cash equivalents increased by $1,121,000 for the period. The principal utilization of cash during this period was for payments of (1) dividends of $528,000, (2) income taxes of $518,000 and (3) properties and equipment of $443,000.

In management’s opinion, operations will continue to generate sufficient cash to enable the Company to meet its operating expenses, capital expenditures and dividend payments, if declared.

At September 30, 2007, the Company had cash and cash equivalents of $4,113,000.

In October 2007, the Company will paint the most recently constructed tank at an estimated cost of $125,000.

The Company does not anticipate making any substantial improvements at the Pier before year end.

In 2004, the Company received condemnation proceeds from Amtrak of $1,428,000, excluding interest, which qualify for deferred reinvestment for income tax reporting purposes pursuant to which the Company may elect to reduce the income tax basis of qualifying subsequent acquisitions, thereby avoiding currently paying income taxes on the proceeds, subject to certain restrictions. The Company’s 2004 income tax returns made such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. At September 30, 2007, the Company had purchased qualifying assets totaling $250,000. The Company will be required to reinvest the remaining condemnation proceeds in qualifying assets by December 31, 2007, unless this date is extended by the IRS. The Company has applied to the IRS for an extension of the reinvestment period to December 31, 2008 and is awaiting the IRS’s determination. Assuming the Company does not reinvest any of the remaining condemnation proceeds which total $1,178,000, the liability for income tax and interest would total approximately $590,000 at September 30, 2007.

In October 2007, the Company declared and paid a quarterly dividend of $198,000 ($.06 per common share). The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

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
DATED: October 30, 2007