Form 10-K
period 2007-12-31
CAPITAL PROPERTIES INC /RI/
filed 2008-03-28
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2007, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $32,769,000, which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.
As of March 3, 2008, the Company had 3,299,956 shares of Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on April 29, 2008, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I
PART II
Part III
PART IV

Item 15. Exhibits and Financial Statement Schedules	38

Signatures	39
EX-3.2 By-Laws, as amended December 10, 2007
EX-20.1 Map of Company's Downtown Providence, RI
EX-20.2 Map of the Company's East Providence, RI
EX-21 Subsidiaries of the Company
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

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
Segments
The Company operates in two segments, leasing and petroleum storage. For financial information, see Note 7 of Notes to Consolidated Financial Statements in Item 8.
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

The Company first began offering parcels for lease in the Capital Center area in the late 1980’s. As of December 31, 2007, five developed parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building (235,000 gross square feet), an 8-story 225-unit apartment building (454,000 gross square feet), a 4-story office building (114,000 gross square feet), a 10-story office building (210,000 gross square feet) and the 330-car public parking garage.
In 2005, long-term land leases commenced on two of the remaining parcels (undeveloped parcels).
•	On the southerly portion of one of the parcels, an underground parking garage and two buildings containing 193 condominiums are under construction with an expected completion date in the spring of 2008. On the northerly portion of the same parcel, a 10-story, 307,000 gross square foot building is under construction with an expected completion date of 2010 and will be the headquarters of Blue Cross and Blue Shield of Rhode Island.

•	On the other undeveloped parcel, two residential buildings are under construction. One building containing 96 condominiums is expected to be completed in the fall of 2008. The other building containing 153 apartments is in the early stages of construction.
While seeking developers, the Company also leases Parcels 3E, 3W, 4E and 4W in the Capital Center area for public parking purposes on a short-term basis.
Parcel 20 Adjacent to the Capital Center
Since the 1980’s, the Company has owned an undeveloped parcel of land containing 20,500 square feet adjacent to the Capital Center (Parcel 20). This parcel is leased out for public parking purposes on a short-term basis. In November 2007, the Company purchased a three/four-story 18,000 square foot building and related land for $2,329,000. The building and accompanying land is contiguous to Parcel 20 on the north and east. The building is on the State Registry of Historic Buildings. At the time of acquisition, the building had both residential and commercial tenants. It now has only four commercial tenants who lease their respective spaces under short-term leasing arrangements. While seeking a developer for the entire parcel, the Company is undertaking a plan for the restoration of the building and utility infrastructure.
All of the properties described above are located in the Capital Center area and are shown on a map contained in Exhibit 20.1.
Lamar Lease
The Company, through a wholly-owned subsidiary, leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) under a lease which expires in 2033. Presently, there are 25 locations under lease, containing 48 billboard faces. Of these locations, 22 are controlled by the Company through easements granted to the Company pursuant to an agreement between the Company and Providence & Worcester Railroad Company, a related company (“Railroad”), and 3 are leased by the Company from third parties under leases with remaining terms of one to eight years. The term of the Lamar lease is extended for two years for each additional location added. Although no new locations have been added since 2002, one structure was moved to a different location and the lease was extended for two years. Lamar has a right of first refusal for additional billboard location sites acquired by the Company in New England and Metropolitan New York City.
Effective June 1, 2006, the Company entered into an Amended and Restated Agreement with Lamar which among other things provides the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company 30% of the gross revenues from each standard billboard (20% of the gross revenues from each electronic billboard) for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period. In all other respects, the lease remains substantially unchanged.
The Company has the right to require the Providence & Worcester Railroad Company to grant to it easements for the location of billboards along the Railroad’s right-of-way on commercially reasonable terms.

A summary of the long-term leases which have commenced is as follows:

	Parcels in Capital Center Area
	2	3S	5	6, Phase I	6, Phase II	7A	8	9	Lamar

Description of Usage	Residential/	Office	Residential	Residential	Residential	Garage	Office	Office	Billboard
	Office
Term of Lease	103 Yrs.	99 Yrs.	149 Yrs.	99 Yrs.	99 Yrs.	99 Yrs.	99 Yrs.	149 Yrs.	27 Yrs.
Termination Date	2108	2087	2142	2103	2103	2104	2090	2153	2033
Options to Extend	Two	None	None	Two	Two	Two	None	None	See LamarLease above
Lease	75-Year			50-Year	50-Year	75-Year
Current Annual Contractual Rental	$36,000	$468,000	$345,000	$48,000	$24,000	$100,000	$223,000	$100,000	$723,000
Contingent Rent	None	None	1%Gross	None	None	None	None	None	See LamarLease above
			Revenues
Next Periodic Rental Adjustment	2008	2009	2013	2010	2009	2010	2010	2011	2007
Amount and/or Type						Cost of Living	Appraisal and
of Next Adjustment	$36,000	Appraisal	Appraisal	$252,000	$24,000	Adjustment	1%Gross	$260,000	$20,000
							Receipts Rent

Competition
The Company competes for tenants with other owners of undeveloped real property in downtown Providence. The Company maintains no listing of other competitive properties and will not engage in a competitive bid arrangement with proposed developers. The Company’s refusal to sell the land that it owns may restrict the number of interested developers.
Employees
The leasing segment has 2 employees.
Petroleum Storage
Terminal and Pier Facility
The Company, through a wholly-owned subsidiary, owns a petroleum storage terminal with a capacity of approximately 1,000,000 barrels (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island. The Facility is leased to Global Companies, LLC (“Global”) for the storage and sale of petroleum distillates. The Terminal utilizes the Company’s Pier and pipelines connecting the Pier to the Terminal. The Company operates the Facility for Global pursuant to a contract with another Company subsidiary. The lease provides for a fixed monthly rent which is subject to annual cost-of-living adjustments. The lease expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice. Global may terminate the lease on or after April 30, 2008, upon one year’s written notice. The lease includes provisions for additional payments based upon petroleum throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year at the rate of $.10 per barrel for every barrel in excess of 4,000,000 barrels, and for real property taxes in excess of $106,000 annually. The Company bears all of the operating costs with respect to the Facility, including taxes and insurance. In addition, Global has an option to purchase the Facility at any time during the term of the lease (other than the last year thereof) on the terms and conditions set forth in a separate option agreement. Under a companion agreement, Global has agreed to pay 50% of the cost of all improvements to the Pier but not more than $1,000,000. To date, Global has paid approximately $580,000.
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
In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which the Company reported as an expense in 2004. Through December 31, 2007, the Company has expended $119,000. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.
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
Competition
The Facility competes with several other similar facilities located on and adjacent to the Providence Harbor. The Terminal has approximately 42% of the total distillate storage capacity in the Providence area. Global competes with other terminal operators on the basis of price, availability, and a willingness to advance credit to local wholesalers. The amount of petroleum throughput at the Terminal is a function of Global’s ability to compete effectively in the marketplace.
Employees
The Terminal employs 7 people on a full-time and 1 person on a part-time basis.
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
Succession; Senior Management Personnel. Robert Eder, our Chief Executive Officer, is 75 years old. His age creates the risk of the loss of his services, either permanently or for an indeterminate period of time. In such circumstances, we would be obligated to find a replacement for him and during the period of the search for replacement, our operating results might be adversely affected.
Lack of Liquidity. Our common stock is registered on the American Stock Exchange. Trading in our stock is very thin and the purchase or sale of a small amount of shares can have a substantial impact on the price of our stock.
Cost of Compliance with Federal Securities Laws. We are a small company with a small number of employees. As a publicly traded company, we are subject to significant regulations including the Sarbanes-Oxley Act of 2002. While we maintain a corporate compliance program, we cannot assure you that we are now, or will in the future be, in compliance with all such applicable laws and regulations. If we fail to comply with any of these regulations, we could be subject to significant penalties, including fines and other sanctions as well as litigation. Our preparation for implementation of various corporate governance and reporting reforms and enhanced disclosure laws and regulations adopted in recent years required us to incur significant additional accounting and legal costs and may continue to do so as new or existing laws and regulations are adopted or modified.
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

Undeveloped Properties. We have five parcels of land which are not subject to long-term ground leases and portions of which are being leased for off-street parking. There is no assurance that we will find tenants for these properties. Historically, each of the Company’s tenants has been a single purpose entity with no other assets. While our leases require provision of performance and payment bonds during construction, there is always risk that an owner may default, or its contractor may default and the bonding company for various reasons may not discharge the liens on the property, leaving us with the obligation to discharge the liens in order to protect our interests.
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
Reliance on Senior Management. Mr. Eder is responsible for managing the leasing segment of the Company’s business. There is no one in the Company who could take over his responsibilities should something happen to him. If that circumstance arose, we would be obligated to search for a replacement.
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
Newly-acquired property. In November 2007, we acquired a three/four-story 18,000 square foot office building and accompanying land. At the time of the acquisition, the building had both commercial and residential tenants. There are no longer residential tenants in the building. The building is on the State Registry of Historic Buildings. We are examining the feasibility of rehabilitating the building’s façade and utility infrastructure. We have not previously managed a similar project, and there is no assurance that we will be able to successfully manage the project and be able to rent-up the building. We plan to offer the building together with the undeveloped portion of Parcel 20 to a developer as one package.
Petroleum Storage Segment
Single Tenant for the Facility. We lease the Facility to one tenant and operate it for the account of that tenant under a lease which ends April 30, 2013. On or after April 30, 2008, this tenant has the right to terminate the lease and operating agreement at any time on giving us one year’s notice. Upon such termination or default by the tenant, there is no assurance that we could find another tenant for the Facility or, if we did find a tenant, that such tenant would pay the same rent. Any failure to secure a tenant willing to pay the same rental could have an adverse impact on our financial performance.
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
Potential for Increased Governmental Regulation. We are subject to governmental regulation by the Environmental Protection Agency, the United States Department of Homeland Security and other federal, state and local regulatory authorities with respect to the operation and security of the Facility. Any change in the regulations applicable to the Facility could impose on us additional costs and could adversely affect our financial performance. In particular, the Department of Homeland Security could change the threat classification of the Terminal or the Pier which could result in our incurring substantial additional capital and ongoing operating costs.
Item 2. Properties
The Company owns approximately 18.5 acres and a historic building in and adjacent to the Capital Center District in Providence, Rhode Island. All of the property and a portion of the building are leased either under long-term leases or short-term leases as more particularly described in Item 1. See Item 1, Leasing Segment. The Company also owns or controls 25 locations on which billboards have been constructed. Of these, 22 are owned by the Company under easements from a related company, the Providence and Worcester Railroad Company, and 3 are leased from unrelated third parties with terms remaining from 1 to 8 years. The Company owns an approximately 10-acre site in East Providence, Rhode Island on which there are located 9 petroleum storage tanks and related racks together with a 3,000 square foot single story office building in which the Company’s headquarters and other support operations are located. In 2006, the Company completed the development of the land currently owned by the Company at the Terminal. In addition, the Company is the owner of the Pier located in East Providence, Rhode Island. The Pier, which has a deep water draft capacity of -40 feet MLW, can accommodate ships up to 800 hundred feet in length. The Company has a permanent right to use the pipelines connecting the Pier to the Terminal.
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2007.

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

	Trading Prices		Dividends
	High	Low	Paid
2007
1st Quarter	24.21	21.81	.05
2nd Quarter	24.20	21.00	.05
3rd Quarter	32.85	23.50	.06
4th Quarter	25.55	23.05	.06

2006
1st Quarter	32.00	27.50	.03
2nd Quarter	33.30	29.27	.03
3rd Quarter	29.74	23.50	.04
4th Quarter	24.70	22.60	.04
At March 31, 2008, there were 360 holders of record of the Company’s Class A Common Stock.
(Balance of page intentionally left blank.)

Performance Graph
Prepared by Burnham Securities Inc. for Capital Properties, Inc.
Five — Year Return
Capital Properties, Inc.,
Dow Jones Wilshire Real Estate Securities Index® and Russell 2000 Index®
Fiscal Years Ended December 31

	2002	2003	2004	2005	2006	2007
CPI	100.0	175.0	160.1	174.9	97.9	113.2
Dow Jones Wilshire Real	100.0	123.0	157.7	171.3	223.2	176.2
Estate Securities Index®
Russell 2000 Index®	100.0	110.3	129.1	139.2	161.2	200.0
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

Income statement data:

	Years Ended December 31,
	2007	2006	2005		2004		2003
Total revenues and other income	$6,695,000	$5,789,000	$6,463,000	[1]	$7,075,000	[2]	$6,918,000	[3]

Total expenses[4]	$4,388,000	$3,574,000	$3,707,000		$4,504,000		$5,458,000

Income taxes	$922,000	$896,000	$1,093,000		$1,010,000		$576,000

Net income	$1,385,000	$1,319,000	$1,663,000		$1,561,000		$884,000

Basic income per common share	$0.42	$0.40	$0.50		$0.47		$0.27

Dividends per common share	$0.22	$0.14	$0.12		$0.30		$0.03

Balance sheet data:

	December 31,
	2007	2006	2005	2004	2003
Properties and equipment, net	$20,717,000	$18,471,000	$16,756,000	$16,527,000	$14,879,000

Total assets	$23,037,000	$21,858,000	$21,492,000	$19,531,000	$18,411,000

Shareholders’ equity	$16,676,000	$16,017,000	$15,160,000	$13,893,000	$13,322,000

[1]	Includes a $1,057,000 gain from the sale of the parking garage; see Note 3 to Notes to Consolidated Financial Statements in Item 8.

[2]	Includes $1,672,000 in condemnation proceeds received from Amtrak and $258,000 from the City of Providence for reimbursement of attorneys fees.

[3]	Includes $1,700,000 received from the City of Providence in settlement of tax appeals from the period 1995 to 2002.

[4]	The downward trend in total expenses between 2003 and 2006 resulted principally from the assumption of the payment of real estate taxes by tenants under long-term land leases entered into in 2004 and 2005 and the tax settlement with the City of Providence in 2003. The increase in 2007 from 2006 results principally from increased depreciation relating to the construction of tanks at the petroleum storage facility and bonuses paid to two retiring employees.

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
Through December 31, 2007, the receivable on this lease has grown to approximately $17,150,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 38 years away.
In 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases). For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 94th year of the lease. Through December 31, 2007, the receivable on this lease is approximately $8,899,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 91 years away.
In June 2006, the Company entered into an Amended and Restated Agreement of its lease with Lamar Outdoor Advertising LLC (“Lamar”) with a current remaining term of 27 years which provides for fixed percentage increases annually. For this lease, the contractual amount paid by Lamar will not exceed the calculated straight-line amount until the 16th year of the lease. Through December 31, 2007, the receivable on this lease is approximately $351,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 15 years away.

Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates are closer.
Although the Company’s other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that certain future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values. The Company is reporting the annual rental revenues under these leases using the contractual amounts in accordance with the provisions of FAS No. 13. The Company continues to recognize accrued leasing revenue from two leases which were recorded in prior years.
The Audit Committee of the Board of Directors concurs with the Company’s application of its critical accounting policy relating to leasing revenue under long-term land leases.
Segments:
The Company operates in two segments, leasing and petroleum storage.
The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of a parking garage), the leasing of a portion of the building acquired in November 2007 under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements.
The petroleum storage segment consists of operating the Facility in East Providence, Rhode Island, for Global Companies, LLC (“Global”).
The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon; whereas the Company is responsible for the operating and maintenance expenses, including real property taxes, as well as capital improvements at the Facility.
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

2.	Results of operations:
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Leasing segment:

	2007	2006	Difference
Leasing revenues	$2,853,000	$2,493,000	$360,000
Leasing expense	566,000	663,000	$(97,000)

	$2,287,000	$1,830,000

Leasing revenues increased as a result of the following:
•	In June 2007, the Company entered into a settlement agreement with a former tenant concerning amounts due the Company resulting from the tenant’s prematurely terminating its lease with the Company in 2003 and received $100,000 in settlement, which amount is included in leasing revenues.

•	Effective June 1, 2006, the Company entered into an Amended and Restated Agreement of Lease with Lamar, which changed the contractual rental payments thereby extending the turnaround date until 2022. As a result, the Company concluded that it should not presently record a receivable resulting from reporting leasing revenue on straight-line basis. However, prior to June 1, 2006, the Company had been recognizing revenue on this lease on a straight-line basis and, accordingly, had recorded a reduction in leasing revenue of $187,000 for the year ended December 31, 2006.

•	Increases in rentals under the short-term leases, including rentals from the newly-acquired building.
Leasing expense decreased principally due to lower real property taxes due to an existing tenant’s assumption of all real property taxes on its parcel as of January 1, 2007.
Petroleum storage segment:

	2007	2006	Difference
Petroleum storage facility revenues	$3,714,000	$3,187,000	$527,000
Petroleum storage facility expense	2,451,000	1,798,000	$653,000

	$1,263,000	$1,389,000

Petroleum storage facility revenue increased as a result of the following:
•	Rent for the new 175,000 barrel tank effective August 2006;

•	Higher monthly rent resulting from the annual cost-of-living adjustments;

•	Higher contingent revenue; and

•	Rental of $97,000 resulting from the increase in real property taxes as required by the lease, which amount resulted principally from an increase in the assessment on the petroleum storage facility.
Petroleum storage facility expense increased principally due to the following:
•	Payroll and related costs resulting from the hiring of a new employee and the payment of a bonus to the retiring president of the petroleum storage facility;

•	Higher depreciation related to the new tank built in 2006;

•	Higher real estate taxes resulting principally from an increased assessment on the petroleum storage facility, which amount was substantially reimbursed by the tenant; and

•	Higher legal fees associated with a Wilkesbarre Pier litigation.
General:
For the year ended December 31, 2007, general and administrative expense increased $258,000 from 2006 due principally to payroll and related costs resulting from the payment of a bonus to the retiring president of the Company and higher professional fees in connection with the Company’s filing status changing from a small business issuer to a non-accelerated filer for the year ended December 31, 2006, and the costs incurred in complying with Section 404(a) of the Sarbanes-Oxley Act of 2002.

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
3.	Liquidity and capital resources:
Historically, the Company has had adequate liquidity to fund its operations.
A summary of cash flows by year is as follows:

	2007	2006	2005
Operating activities	$2,502,000	$1,542,000	$2,245,000

Investing activities	$(2,794,000)	$(2,399,000)	$627,000

Financing activities	$(726,000)	$(462,000)	$(396,000)

Operating activities:
The changes in cash flows from operating activities among the years results principally from the payment in 2006 of income taxes attributable to 2005. In 2007, the increase also includes the $100,000 in cash received under a settlement agreement with a former tenant. In 2006, the decrease resulting from the payment of the 2005 income taxes was offset in part by increased revenue from the newly constructed tanks at the Terminal.
Investing activities:
Exclusive of the cash received from the sales of the parking garage and the billboard in 2005 ($2,600,000), the cash used in investing activities relates principally to the acquisition of a building and the underlying land in 2007 ($2,329,000) and the costs incurred in the construction of a petroleum tank in each of 2006 and 2005.
Financing activities:
The cash used in financing activities is for the payment of dividends.
Cash and cash equivalents and cash commitments:
At December 31, 2007, the Company had cash and cash equivalents of $1,974,000.
The Company anticipates making no major capital additions to the Facility but does expect to expend $300,000 in 2008 for improvements at the Pier.
In 2004, the Company received condemnation proceeds from Amtrak of $1,428,000 which qualified for deferred reinvestment for income tax reporting purposes pursuant to which the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, thereby avoiding paying income taxes on the proceeds, subject to certain restrictions. The Company’s 2004 income tax returns made such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. At December 31, 2006, the Company had made qualifying acquisitions totaling $250,000 and in November 2007 purchased land and buildings for $2,329,000 which were qualifying assets, thereby reinvesting the remaining proceeds from the condemnation.
In January 2008, the Company paid a quarterly dividend of $198,000 ($.06 per common share). The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.
In management’s opinion, the Company should be able to generate adequate amounts of cash to meet all of its anticipated obligations. In the event temporary additional liquidity is required, the Company believes that a line of credit or other arrangements could be obtained by pledging some or all of its unencumbered assets as collateral.
At December 31, 2007, the Company has no non-cancellable contract obligations other than three operating leases for billboard locations for which the rent expense is not material in amount.
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

     Item 8. Consolidated Financial Statements and Supplementary Data
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Certified Public Accountants
10 Weybosset Street, Suite 700
Providence, Rhode Island 02903
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors
Capital Properties, Inc.
East Providence, Rhode Island
We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
March 26, 2008

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS

Properties and equipment (net of accumulated depreciation)	$20,717,000	$18,471,000
Cash and cash equivalents	1,974,000	2,992,000
Income taxes receivable	12,000	—
Prepaid and other	334,000	395,000

	$23,037,000	$21,858,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$276,000	$298,000
Environmental remediation	81,000	82,000
Other	333,000	137,000
Deferred leasing revenues	520,000	448,000
Income taxes:
Current	—	18,000
Deferred, net	5,151,000	4,858,000

	6,361,000	5,841,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 6,000,000 shares; issued and outstanding 3,299,956 shares	33,000	33,000
Capital in excess of par	11,795,000	11,795,000
Retained earnings	4,848,000	4,189,000

	16,676,000	16,017,000

	$23,037,000	$21,858,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Years Ended December 31,
	2007	2006	2005
Revenues and other income:
Revenues:
Leasing	$2,853,000	$2,493,000	$2,663,000
Petroleum storage facility	3,714,000	3,187,000	2,549,000

	6,567,000	5,680,000	5,212,000

Other income:
Gain on sale of parking garage	—	—	1,057,000
Gain on sale of billboard permit	—	—	100,000
Interest	128,000	109,000	94,000

	6,695,000	5,789,000	6,463,000

Expenses:
Leasing	566,000	663,000	778,000
Petroleum storage facility	2,451,000	1,798,000	1,713,000
General and administrative	1,371,000	1,113,000	1,216,000

	4,388,000	3,574,000	3,707,000

Income before income taxes	2,307,000	2,215,000	2,756,000

Income tax expense:
Current	629,000	683,000	976,000
Deferred	293,000	213,000	117,000

	922,000	896,000	1,093,000

Net income	1,385,000	1,319,000	1,663,000

Retained earnings, beginning	4,189,000	3,332,000	2,065,000

Dividends on common stock ($.22, $.14 and $.12 per share in 2007, 2006 and 2005, respectively)	(726,000)	(462,000)	(396,000)

Retained earnings, ending	$4,848,000	$4,189,000	$3,332,000

Basic income per share	$.42	$.40	$.50

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$1,385,000	$1,319,000	$1,663,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	664,000	551,000	431,000
Gain on sale of parking garage	—	—	(1,057,000)
Gain on sale of billboard permit	—	—	(100,000)
Reversal of accrued leasing revenues	—	159,000	—
Deferred income taxes	293,000	213,000	117,000
Changes in assets and liabilities:
Increase in:
Income taxes receivable	(12,000)	—	—
Prepaid and other	—	(158,000)	—
Current income taxes payable	—	—	647,000
Deferred leasing revenues	72,000	142,000	306,000
Decrease in:
Receivables	—	—	413,000
Accrued leasing revenues	—	29,000	94,000
Prepaid and other	61,000	—	237,000
Accounts payable and accrued expenses	57,000	(49,000)	(506,000)
Current income taxes payable	(18,000)	(664,000)	—

Net cash provided by operating activities	2,502,000	1,542,000	2,245,000

Cash flows from investing activities:
Payments for properties and equipment	(2,794,000)	(2,399,000)	(1,973,000)
Proceeds from:
Sale of parking garage	—	—	2,500,000
Sale of billboard permit	—	—	100,000

Net cash provided by (used in) investing activities	(2,794,000)	(2,399,000)	627,000

Cash used in financing activities, payment of dividends	(726,000)	(462,000)	(396,000)

Increase (decrease) in cash and cash equivalents	(1,018,000)	(1,319,000)	2,476,000
Cash and cash equivalents, beginning	2,992,000	4,311,000	1,835,000

Cash and cash equivalents, ending	$1,974,000	$2,992,000	$4,311,000

Supplemental disclosure, cash paid for income taxes	$647,000	$1,357,000	$152,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
1.	Description of business:
Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”), operate in two segments: (1) Leasing and (2) Petroleum Storage.
The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of a parking garage), the leasing of a portion of the building acquired in November 2007 under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements.
The petroleum storage segment consists of the operating of the petroleum storage terminal (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island, for Global Companies, LLC (“Global”) which stores and distributes petroleum products.
The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon; whereas the Company is responsible for the operating and maintenance expenditures, including real property taxes, as well as capital improvements at the Facility.
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
Fair value of financial instruments:
The Company believes that the fair value of financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate their respective book values at December 31, 2007 and 2006.
Cash and cash equivalents:
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2007 and 2006, cash equivalents consisted of an overnight uninsured sweep with the Company’s principal bank totaling $1,866,000 and $2,787,000, respectively.
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
Revenues and other income:
Leasing — The Company’s properties leased to others are under operating leases. The Company reports leasing revenue when earned under the operating method.
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
Options — The Company reports option revenue when earned.
Petroleum storage facility — The Company reports revenue from the operations of the Facility when earned and reports as revenue the tenant’s portion of the real property taxes as required by the lease.
Contingent — The Company reports contingent revenue in the period in which the factors occur on which the contingent payments are predicated.
Litigation and condemnation — The Company reports income resulting from litigation and condemnations in the period in which the cash is received.
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
New accounting standards:
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (Accounting for Uncertainty in Income Taxes) on January 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FAS No. 109 (Accounting for Income Taxes). Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements.
The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other standards that it believes merit further discussion. The Company expects that none of the new standards would have a significant impact on its consolidated financial statements.

3.	Properties and equipment:
Properties and equipment consists of the following:

	Estimated
	Useful Life	December 31,
	in Years	2007	2006
Properties on lease or held for lease:
Land and land improvements	—	$4,621,000	$3,991,000
Building	39	1,699,000	—

		6,320,000	3,991,000

Petroleum storage facility, on lease:
Land and land improvements	—	5,561,000	5,398,000
Buildings and structures	33	1,406,000	1,338,000
Tanks and equipment	15-20	14,569,000	14,322,000

		21,536,000	21,058,000

Office equipment	5-10	126,000	97,000

		27,982,000	25,146,000

Less accumulated depreciation:
Properties on lease or held for lease		16,000	12,000
Petroleum storage facility, on lease		7,160,000	6,576,000
Office equipment		89,000	87,000

		7,265,000	6,675,000

		$20,717,000	$18,471,000

In November 2007, the Company purchased a building and accompanying land for $2,329,000, which is contiguous on the north and east with Parcel 20 already owned by the Company. The Company is leasing a portion of the building to four tenants under short-term leasing arrangements.
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
4.	Description of leasing arrangements:
Long-term land leases:
As of December 31, 2007, the Company had entered into five long-term land leases for five separate parcels upon which the improvements have been completed (“developed parcels”), including the lease for the land under the parking garage discussed in Note 3. In 2005, two additional long-term land leases commenced (“undeveloped parcels”) and construction of the improvements is in process on both parcels.
Under the seven land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed under these arrangements. Accordingly, the amounts paid by the tenants are excluded from leasing revenues and leasing expense on the accompanying consolidated statements of income and retained earnings. The real property taxes attributable to the Company’s land under these seven leases are as follows:

Year Ended December 31,	Real Property Taxes
2007	$1,434,000
2006	$1,302,000
2005	$1,277,000
Under one of the leases which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007, which credit now totals $520,000, the maximum amount. For real estate taxes prior to 2007, the Company reported the portion of the real property taxes subject to the future credit as property tax expense on the accompanying consolidated statements of income and retained earnings and as accrued property taxes on its consolidated balance sheets. As the tenant made the tax payment, the amount of the payment was reclassified from accrued property taxes to deferred leasing revenues which totaled $520,000 and $448,000 at December 31, 2007 and 2006, respectively. During the periods that the tenant is entitled to the credit (commencing in 2010), the Company will reclassify deferred leasing revenues to leasing revenues.
In June 2007, the Company entered into a settlement agreement with a former tenant concerning amounts due the Company resulting from the tenant’s prematurely terminating its lease with the Company in 2003. The Company received $100,000 in settlement, which amount is included in leasing revenues on the accompanying consolidated statement of income and retained earnings for the year ended December 31, 2007.
Prior to the commencement of the May 1, 2005 lease, the Company received option payments pursuant to a month-to-month arrangement.
Under one of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenant) which totaled $59,000, $62,000, and $58,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
The Company also leases various parcels of land for outdoor advertising purposes to Lamar under a lease having a remaining term of 27 years. Effective June 1, 2006, the Company entered into an Amended and Restated Agreement with Lamar which among other things provides the following: (1) the base rent will increase annually in fixed increases of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company the difference between 30% of the gross revenues from each standard billboard (20% of the gross revenues from each electronic billboard) for such 12-month period reduced by the sum of (a) commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period (“contingent revenue”). For the years ended December 31, 2007, 2006 and 2005, contingent revenues totaled $71,000, $78,000 and $87,000, respectively. In all other respects, the lease remains substantially unchanged.
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
At December 31, 2007, there are 25 locations under lease with 48 billboard faces. Of these locations, 22 are controlled through easements and 3 are leased from third parties under operating leases with remaining terms of one to eight years. In July 2005, another of the Company’s operating leases with a third party terminated since the Company had been unable to negotiate a renewal. The Company sold the permit for this billboard to the former lessor for $100,000 in cash.
Minimum future contractual rental payments to be received from noncancellable long-term leases as of December 31, 2007 are:

Year ending December 31,
2008	$2,093,000
2009	2,137,000
2010	2,278,000
2011	2,858,000
2012	3,135,000
2013 to 2153	714,542,000

$727,043,000

For those leases with presently known scheduled rent increases at December 31, 2007 and 2006, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) and the portion of the excess of straight-line over contractual rentals which management has concluded is realizable when payable over the terms of the leases is as follows:

	2007	2006
Cumulative excess of straight-line over contractual rentals	$30,539,000	$25,998,000
Amount management has not been able to conclude is collectible	30,496,000	25,954,000

Accrued leasing revenues, which are included in prepaid and other on the accompanying consolidated balance sheets	$43,000	$44,000

In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon, subject to the right of any leasehold mortgagee to enter into a new lease with the Company with the same terms and conditions as the lease in default.
Short-term leases:
The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to one tenant under short-term cancellable leases.
In November 2007, the Company purchased a building and underlying land, which is contiguous on the north and east with Parcel 20 already owned by the Company. The Company is leasing a portion of the building to four tenants under short-term leases (one year or less) at a current annual rental of $134,000.
5.	Petroleum storage facility:
Current operations:
The Company and Global are parties to a lease agreement whereby the Company operates the entire Facility for Global. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements.
The lease provides as follows:
•	The lease expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice;

•	Global may terminate the lease on or after April 30, 2008, upon one year’s written notice;

•	Global will pay a monthly rent as shown in the following schedule, subject to annual cost-of-living adjustments;

•	Global will reimburse the Company for real property taxes in excess of $106,000 annually; and

•	The Company will receive an additional $.10 per barrel for every barrel in excess of 4,000,000 barrels of throughput in any lease year (contingent revenue).
For the years ended December 31, 2007, 2006 and 2005, the Company earned contingent revenue of $171,000, $141,000 and $123,000, respectively.
The monthly rent as of January 1, 2005 was $185,000 and has increased as follows:

Effective		Amount of	New
Date	Reason for Increase	Increase	Monthly Rent
May 2005	Annual cost-of-living adjustment	$6,000	$191,000
December 2005	Completion of 152,000 barrel tank	36,000	227,000
May 2006	Annual cost-of-living adjustment	7,000	234,000
August 2006	Completion of 175,000 barrel tank	43,000	277,000
May 2007	Annual cost-of-living adjustment	8,000	285,000
Effective May 2003, Global has an option to purchase the Facility at any time during the term of the lease (other than the last year thereof) on the terms and conditions set forth in a separate option agreement. Under a companion agreement, Global agreed to make certain improvements at the Pier which totaled approximately $170,000 and $110,000 for the years ended December 31, 2006 and 2005, respectively. No improvements were made in 2007. [See Wilkesbarre Pier below].
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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through December 31, 2007, the Company has expended $119,000. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.
Environmental incident:
In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. However, in the 1950’s gasoline was stored on the Company’s property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified RIDEM. The Company will continue to monitor RIDEM’s investigation.
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
In 2004, the Company received condemnation proceeds from Amtrak totaling $1,428,000 which qualified for deferred reinvestment for income tax reporting purposes pursuant to which the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, thereby avoiding paying income taxes on the proceeds, subject to certain restrictions. The Company’s 2004 income tax returns made such election, thereby reducing its cash outlay for income taxes for 2004 by approximately $570,000. Through December 31, 2006, the Company had made qualifying acquisitions totaling $250,000, and in November 2007 purchased a building and related land for $2,329,000 which were qualifying assets, thereby reinvesting the remaining proceeds from the condemnation.

Income tax expense is comprised of the following components:

	2007	2006	2005
Current:
Federal	$519,000	$528,000	$771,000
State	110,000	155,000	205,000

	629,000	683,000	976,000

Deferred:
Federal	218,000	152,000	70,000
State	75,000	61,000	47,000

	293,000	213,000	117,000

	$922,000	$896,000	$1,093,000

A reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:

	2007	2006	2005
Computed “expected” tax	$784,000	$753,000	$937,000
Increase (decrease) in “expected” tax resulting from:
State income tax, net of Federal income tax benefit	140,000	133,000	165,000
Statutory and other	(2,000)	10,000	(9,000)

	$922,000	$896,000	$1,093,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2007	2006
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis:
Cost differences	$3,517,000	$3,150,000
Depreciation differences	1,874,000	1,578,000

	5,391,000	4,728,000
Condemnation proceeds	—	470,000
Insurance premiums	80,000	74,000

	5,471,000	5,272,000
Gross deferred tax assets	(320,000)	(414,000)

	$5,151,000	$4,858,000

7.	Operating segment disclosures:
The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.
The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest income, and certain corporate expenses.
Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the years ended December 31, 2007, 2006 and 2005.

The following financial information is used for making operating decisions and assessing performance of the Company’s segments:

	December 31,
	2007	2006	2005
Leasing:
Revenues and other income:
Revenues:
Long-term leases:
Contractual	$2,053,000	$2,010,000	$1,983,000
Contingent	130,000	140,000	145,000
Option	100,000	—	81,000
Excess of contractual over straight-line rentals	(1,000)	(29,000)	(94,000)
Non-cash reversal of accrued leasing revenues	—	(159,000)	—
Short-term leases	571,000	531,000	548,000

	2,853,000	2,493,000	2,663,000

Other income:
Gain on sale of parking garage	—	—	1,057,000
Gain on sale of billboard permit	—	—	100,000

Total revenues and other income	$2,853,000	$2,493,000	$3,820,000

Property tax expense	$447,000	$543,000	$574,000

Depreciation	$4,000	$1,000	$14,000

Income before income taxes	$2,287,000	$1,830,000	$3,042,000

Assets	$6,498,000	$4,179,000	$4,271,000

Properties and equipment:
Additions	$2,329,000	$35,000	$—

Deletion, parking garage	$—	$—	$(2,500,000)

Petroleum storage:
Revenues:
Contractual	$3,543,000	$3,046,000	$2,426,000
Contingent	171,000	141,000	123,000

Total revenues	$3,714,000	$3,187,000	$2,549,000

Property tax expense	$204,000	$107,000	$95,000

Depreciation	$657,000	$549,000	$415,000

Income before income taxes	$1,263,000	$1,389,000	$836,000

Assets	$14,625,000	$14,871,000	$13,273,000

Properties and equipment:
Additions	$551,000	$2,230,000	$2,103,000
Deletion	(73,000)	—	—

	$478,000	$2,230,000	$2,103,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements:

	2007	2006	2005
Revenues and other income:
Revenues and other income for operating segments:
Leasing	$2,853,000	$2,493,000	$3,820,000
Petroleum storage	3,714,000	3,187,000	2,549,000

	6,567,000	5,680,000	6,369,000
Interest income	128,000	109,000	94,000

Total consolidated revenues and other income	$6,695,000	$5,789,000	$6,463,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$447,000	$543,000	$574,000
Petroleum storage	204,000	107,000	95,000

	651,000	650,000	669,000
Unallocated corporate property tax expense	1,000	1,000	1,000

Total consolidated property tax expense	$652,000	$651,000	$670,000

Depreciation:
Depreciation for operating segments:
Leasing	$4,000	$1,000	$14,000
Petroleum storage	657,000	549,000	415,000

	661,000	550,000	429,000
Unallocated corporate depreciation	3,000	1,000	2,000

Total consolidated depreciation	$664,000	$551,000	$431,000

Income before income taxes:
Income for operating segments:
Leasing	$2,287,000	$1,830,000	$3,042,000
Petroleum storage	1,263,000	1,389,000	836,000

	3,550,000	3,219,000	3,878,000
Interest income	128,000	109,000	94,000
Unallocated corporate expenses	(1,371,000)	(1,113,000)	(1,216,000)

Total consolidated income before income taxes	$2,307,000	$2,215,000	$2,756,000

Assets:
Assets for operating segments:
Leasing	$6,498,000	$4,179,000	$4,271,000
Petroleum storage	14,625,000	14,871,000	13,273,000

	21,123,000	19,050,000	17,544,000
Corporate cash and cash equivalents	1,866,000	2,787,000	3,936,000
Other unallocated amounts	48,000	21,000	12,000

Total consolidated assets	$23,037,000	$21,858,000	$21,492,000

Additions and deletions to properties and equipment:
Additions and deletions to properties and equipment:
Leasing	$2,329,000	$35,000	$(2,500,000)
Petroleum storage	478,000	2,230,000	2,103,000

	2,807,000	2,265,000	(397,000)
Unallocated corporate additions to properties and equipment	29,000	1,000	—

Total consolidated additions (deletions)	$2,836,000	$2,266,000	$(397,000)

The following table sets forth those customers whose revenues exceed 10% of the Company’s segment revenues:

	2007	2006	2005
Leasing segment:
Metropark, Ltd.	$805,000	$605,000	$718,000
Lamar Outdoor Advertising, LLC	558,000	531,000	548,000
Gramercy Capital Corp	468,000	468,000	468,000
AvalonBay Communities, Inc.	404,000	406,000	403,000

	$2,235,000	$2,010,000	$2,137,000

Petroleum storage segment, Global Companies, LLC	$3,714,000	$3,187,000	$2,549,000

8.	Fourth quarter transactions for 2007:

In December 2007, the president of Capital Properties, Inc. retired and was paid a bonus totaling $125,000, which amount is recorded in general and administrative expense on the accompanying statement of income and retained earnings for the year ended December 31, 2007. In December 2007, the president of Capital Terminal Company also retired and was paid a bonus totaling $109,000, which amount is recorded in petroleum storage facility expense on the accompanying statement of income and retained earnings for the year ended December 31, 2007.

9.	Selected quarterly financial data (unaudited):

The following table sets forth selected financial data for each quarter of 2007 and 2006. The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation. These results, however, are not necessarily indicative of results for any future period. The sum of the quarterly basic income per common share may vary from the total for the year due to rounding.

	Year Ended December 31, 2007,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues and other income	$1,665,000	$1,776,000	$1,565,000	$1,689,000

Net income	$380,000	$489,000	$333,000	$183,000

Basic income per common share	$0.12	$0.15	$0.10	$0.06

	Year Ended December 31, 2006,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues and other income	$1,470,000	$1,320,000	$1,471,000	$1,528,000

Net income	$321,000	$252,000	$373,000	$373,000

Basic income per common share	$0.10	$0.07	$0.11	$0.11

Total revenues and other income for the second quarter of 2007 include option revenue of $100,000 resulting from the settlement of a dispute with a former tenant. As discussed in Note 8 above, two bonuses were recorded in the fourth quarter of 2007.

Capital Properties, Inc. and Subsidiaries
Valuation and Qualifying Accounts
December 31, 2007, 2006 and 2005
Schedule II

Description:
Cumulative Excess of Straight-line over
Contractual Rentals Which Management Has	Balance at	Charged to	Charged to Accrued		Balance at
Not Been Able to Conclude is Collectible	Beginning of Period	Revenues	Leasing Revenues	Deductions	End of Period

Year ended 12/31/07:	$25,954,000	$—	$4,548,000	$(6,000)	$30,496,000

Year ended 12/31/06:	$21,686,000	$—	$4,274,000	$(6,000)	$25,954,000

Year ended 12/31/05:	$17,680,000	$—	$4,013,000	$(7,000)	$21,686,000

Capital Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
Schedule III

			Costs Capitalized
			Subsequent to		Gross Amount at Which Carried						Life on
	Initial Cost		Acquisition		at Close of Period (2)						which
		Buildings		Buildings		Buildings		Accumulated	Date of	Date	Depreciation
Description	Land	and Other	Land	and Other	Land	and Other	Total	Depreciation	Construction	Acquired	is Computed
Prov RI
Parcel 2	$191,000	$—	$236,000	$—	$427,000	$—	$427,000	N/A		12/29/82
Parcel 3E	44,000	—	19,000	—	63,000	—	63,000	N/A		12/29/82
Parcel 3S	88,000	—	23,000	—	111,000	—	111,000	N/A		12/29/82
Parcel 3W	73,000	—	40,000	—	113,000	—	113,000	N/A		12/29/82
Parcel 4E	44,000	—	19,000	—	63,000	—	63,000	N/A		12/29/82
Parcel 4W	103,000	—	40,000	—	143,000	—	143,000	N/A		12/29/82
Parcel 5	118,000	—	30,000	—	148,000	—	148,000	N/A		12/29/82
Parcel 6	573,000	—	723,000	—	1,296,000	—	1,296,000	N/A		12/29/82
Parcel 7A	162,000	—	31,000	—	193,000	—	193,000	N/A		12/29/82
Parcel 8	73,000	—	20,000	—	93,000	—	93,000	N/A		12/29/82
Parcel 9	17,000	—	33,000	—	50,000	—	50,000	N/A		9/28/89
Parcel 20	672,000	—	536,000	—	1,208,000	—	1,208,000	N/A		5/31/88
2007 Addition	—	—	630,000	1,699,000	630,000	1,699,000	2,329,000	$4,000		11/30/07	39 Years
Billboard Easements MA and RI	70,000	—	13,000	—	83,000	—	83,000	12,000		12/31/87	21 Years

	$2,228,000	$—	$3,393,000	$1,699,000	$4,621,000	$1,699,000	$6,320,000	$16,000

Capital Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation (continued)
December 31, 2007
Schedule III

Cost:
Balance, January 1, 2005	$6,456,000
Cost of parking garage sold	(2,500,000)

Balance, December 31, 2005	3,956,000
Acquisitions	35,000

Balance, December 31, 2006	3,991,000
Acquisitions	2,329,000

Balance, December 31, 2007	$6,320,000

Accumulated depreciation:
Balance, January 1, 2005	$1,054,000
Depreciation	14,000
Accumulated depreciation on parking garage sold	(1,057,000)

Balance, December 31, 2005	11,000
Depreciation	1,000

Balance, December 31, 2006	12,000
Depreciation	4,000

Balance, December 31, 2007	$16,000

(1)	The “Encumbrance” column has been deleted since not applicable.

(2)	The aggregate cost for Federal income tax reporting purposes of the above assets at December 31, 2007 is $3,361,000.

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
Management’s Annual Report on Internal Control over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.
However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with policies may deteriorate.
Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2007.
Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2007, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting.
During the quarter ended December 31, 2007, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2008 Annual Meeting of the Shareholders to be filed with the SEC.
The following are the executive officers of the Registrant:

			Date of First
Name	Age	Office Held	Election to Office
Robert H. Eder	75	President, Capital Properties, Inc.	1995
Barbara J. Dreyer	69	Treasurer, Capital Properties, Inc.	1997
Stephen J. Carlotti	65	Secretary, Capital Properties, Inc.	1998
Todd D. Turcotte	36	President, Capital Terminal Company and Vice President, Capital Properties, Inc.	2008
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
The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission..
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	and (c) The consolidated financial statements and supplementary data (including financial statement schedules) are included in Item 8.
(b) Exhibits:
3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s report on Form 8-K filed December 10, 2001).

3.2	By-laws, as amended December 10, 2007

10	Material contracts:
(a)	Lease between Metropark, Ltd. and Company:

(i)	Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004), as amended.

(b)	Miscellaneous contract:

(i)	Option Agreement to Purchase Real Property and Related Assets, dated June 9, 2003, by and between Dunellen, LLC and Global Companies, LLC (incorporated by reference to Exhibit 10(b)(i) to the registrant’s Report on Form 10-QSB/A for the quarterly period ended June 30, 2003), as amended.
20.1	Map of the Company’s parcels in Downtown Providence, Rhode Island

20.2	Map of the Company’s petroleum storage facility in East Providence, Rhode Island

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of Chairman of the Board and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of Chairman of the Board and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder

Robert H. Eder
President and Principal Executive Officer
DATED: March 26, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	March 25, 2008

Robert H. Eder
President and Director
Principal Executive Officer

/s/ Barbara J. Dreyer	March 26, 2008

Barbara J. Dreyer
Treasurer, Principal Financial Officer
and Principal Accounting Officer

/s/ Ronald P. Chrzanowski	March 26, 2008

Ronald P. Chrzanowski, Director

/s/ Alfred J. Corso	March 26, 2008

Alfred J. Corso, Director