Form 10-Q
period 2008-03-31
CAPITAL PROPERTIES INC /RI/
filed 2008-05-02
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2008, the Company had 3,299,956 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I
Item 1. Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008 (unaudited)	2007
ASSETS
Properties and equipment (net of accumulated depreciation)	$20,552,000	$20,717,000
Cash and cash equivalents	2,296,000	1,974,000
Income taxes receivable	—	12,000
Prepaid and other	369,000	334,000

	$23,217,000	$23,037,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$279,000	$276,000
Environmental remediation	81,000	81,000
Other	99,000	333,000
Deferred leasing revenues	520,000	520,000
Income taxes:
Current	189,000	—
Deferred, net	5,167,000	5,151,000

	6,335,000	6,361,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 6,000,000 shares; issued and outstanding 3,299,956 shares	33,000	33,000
Capital in excess of par	11,795,000	11,795,000
Retained earnings	5,054,000	4,848,000

	16,882,000	16,676,000

	$23,217,000	$23,037,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
Revenues and other income:
Revenues:
Leasing	$715,000	$659,000
Petroleum storage facility	951,000	975,000

	1,666,000	1,634,000
Other income, interest	7,000	31,000

	1,673,000	1,665,000

Expenses:
Leasing	190,000	138,000
Petroleum storage facility	515,000	555,000
General and administrative	291,000	335,000

	996,000	1,028,000

Income before income taxes	677,000	637,000

Income tax expense:
Current	257,000	200,000
Deferred	16,000	57,000

	273,000	257,000

Net income	$404,000	$380,000

Basic income per share	$.12	$.12

Dividends per share on common stock	$.06	$.05

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$404,000	$380,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	179,000	160,000
Deferred income taxes	16,000	57,000
Other, principally net changes in receivables, prepaids, accounts payable, accrued expenses, deferred leasing revenues and current income taxes	51,000	122,000

Net cash provided by operating activities	650,000	719,000

Cash used in investing activities, payments for properties and equipment, including $116,000 relating to 2007 purchases	(130,000)	(19,000)

Cash used in financing activities, payment of dividends	(198,000)	(165,000)

Increase in cash and cash equivalents	322,000	535,000
Cash and cash equivalents, beginning	1,974,000	2,992,000

Cash and cash equivalents, ending	$2,296,000	$3,527,000

Supplemental disclosure, cash paid for income taxes	$56,000	$56,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”), operate in two segments: (1) Leasing and (2) Petroleum Storage.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of a parking garage), the leasing of a portion of the building acquired in November 2007 (“Steeple Street Building”) under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements.

The petroleum storage segment consists of the operating of the petroleum storage terminal (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island, for Global Companies, LLC (“Global”) which stores and distributes petroleum products.

The principal difference between the two segments relates to the nature of the operations. The tenants under the long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon; whereas the Company is responsible for the operating and maintenance expenditures, including real property taxes, as well as capital improvements at the Facility.

2.	Principles of consolidation and basis of presentation:

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2007, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	March 31,	December 31,
	2008	2007
Properties on lease or held for lease:
Land and land improvements	$4,621,000	$4,621,000
Building	1,699,000	1,699,000

	6,320,000	6,320,000

Petroleum storage facility, on lease:
Land and land improvements	5,561,000	5,561,000
Buildings and structures	1,415,000	1,406,000
Tanks and equipment	14,569,000	14,569,000

	21,545,000	21,536,000

Office equipment	131,000	126,000

	27,996,000	27,982,000

Less accumulated depreciation:
Properties on lease or held for lease	34,000	16,000
Petroleum storage facility, on lease	7,320,000	7,160,000
Office equipment	90,000	89,000

	7,444,000	7,265,000

	$20,552,000	$20,717,000

5.	Description of leasing arrangements:

As of March 31, 2008, the Company had entered into five long-term land leases for five separate parcels upon which the improvements have been completed (developed parcels). In 2005, two additional long-term land leases commenced (undeveloped parcels) and construction of the improvements is in process on both parcels.

Under the seven land leases which have commenced, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed under these arrangements. Accordingly, the amounts paid by the tenants are excluded from leasing revenues and leasing expense on the accompanying consolidated statements of income. For the three months ended March 31, 2008 and 2007, the real property taxes attributable to the Company’s land under these leases are $365,000 and $361,000 respectively.

Under one of the leases which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007, which credit now totals $520,000, the maximum amount. For real estate taxes prior to 2007, the Company reported the portion of the real property taxes subject to the future credit as property tax expense on the accompanying consolidated statement of income and as accrued property taxes on its consolidated balance sheets. As the tenant made the tax payment, the amount of the payment was reclassified from accrued property taxes to deferred leasing revenues. During the periods that the tenant is entitled to the credit (commencing in 2010), the Company will reclassify deferred leasing revenues to leasing revenues.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through March 31, 2008, the Company has expended $119,000. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	March 31,	December 31,
	2008	2007
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,418,000	$5,391,000
Insurance premiums	56,000	80,000

	5,474,000	5,471,000
Gross deferred tax assets	(307,000)	(320,000)

	$5,167,000	$5,151,000

8.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest income, and certain corporate expenses.

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the three months ended March 31, 2008 and 2007.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three months ended March 31, 2008 and 2007:

	2008	2007
Leasing:
Revenues:
Long-term leases:
Contractual	$521,000	$505,000
Contingent	14,000	15,000
Short-term leases	180,000	139,000

Total revenues	$715,000	$659,000

Property tax expense	$134,000	$103,000

Depreciation	$18,000	$—

Income before income taxes	$525,000	$521,000

Assets	$6,446,000	$4,150,000

Petroleum storage:
Revenues:
Contractual	$901,000	$853,000
Contingent	50,000	122,000

Total revenues	$951,000	$975,000

Property tax expense	$52,000	$27,000

Depreciation	$160,000	$159,000

Income before income taxes	$436,000	$420,000

Assets	$14,559,000	$14,653,000

Properties and equipment, additions	$9,000	$19,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2008 and 2007:

	2008	2007
Revenues and other income:
Revenues for operating segments:
Leasing	$715,000	$659,000
Petroleum storage	951,000	975,000

	1,666,000	1,634,000
Interest income	7,000	31,000

Total consolidated revenues and other income	$1,673,000	$1,665,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$134,000	$103,000
Petroleum storage	52,000	27,000

	186,000	130,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$187,000	$131,000

Depreciation:
Depreciation for operating segments:
Leasing	$18,000	$—
Petroleum storage segment:	160,000	159,000
Unallocated corporate depreciation	1,000	1,000

Total consolidated depreciation	$179,000	$160,000

	2008	2007
Income before income taxes:
Income before income taxes for operating segments:
Leasing	$525,000	$521,000
Petroleum storage	436,000	420,000

	961,000	941,000
Interest income	7,000	31,000
Unallocated corporate expenses	(291,000)	(335,000)

Total consolidated income before income taxes	$677,000	$637,000

Assets:
Assets for operating segments:
Leasing	$6,446,000	$4,150,000
Petroleum storage	14,559,000	14,653,000

	21,005,000	18,803,000
Corporate cash and cash equivalents	2,172,000	3,424,000
Other unallocated amounts	40,000	9,000

Total consolidated assets	$23,217,000	$22,236,000

Additions to properties and equipment:
Additions to petroleum storage segment	$9,000	$19,000
Unallocated corporate additions to properties and equipment	5,000	—

Total consolidated additions	$14,000	$19,000

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

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2007. There have been no changes to the application of this accounting policy since December 31, 2007.

Segments:

The Company operates in two segments, leasing and petroleum storage.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of a parking garage), the leasing of a portion of the Steeple Street Building acquired in November 2007 under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements.

The petroleum storage segment consists of the operating of the petroleum storage terminal (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island, for Global Companies, LLC (“Global”) which stores and distributes petroleum products.

The principal difference between the two segments relates to the nature of the operations. The tenants under the long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon; whereas the Company is responsible for the operating and maintenance expenditures, including real property taxes, as well as capital improvements at the Facility.
2.	Results of operations:
Three months ended March 31, 2008 compared to three months ended March 31, 2007:
Leasing segment:

	2008	2007	Difference
Leasing revenues	$715,000	$659,000	$56,000
Leasing expense	190,000	138,000	$52,000

	$525,000	$521,000

Leasing revenue increased principally due to increases in rentals under short-term leases, including rentals from the Steeple Street Building purchased in November 2007. Leasing expense increased principally due to higher real property taxes and expenses associated with the Steeple Street Building.
Petroleum storage segment:

	2008	2007	Difference
Petroleum storage facility revenues	$951,000	$975,000	$(24,000)
Petroleum storage facility expense	515,000	555,000	$(40,000)

	$436,000	$420,000

Petroleum storage facility revenue decreased principally due to lower contingent revenue due to lower throughput offset in part by higher monthly rent resulting from the annual cost-of-living adjustment May 1, 2007 and rental of $25,000 resulting from the increase in property taxes as required by the lease, which amount resulted principally from an increase in the assessment on the petroleum storage facility. Petroleum storage facility expense decreased principally due to lower legal and professional engineering fees offset in part by higher payroll and related costs resulting from the hiring of a new employee and higher real estate taxes resulting principally from an increased assessment on the petroleum storage facility, which amount was reimbursed by the tenant.
The May 1, 2008 annual cost-of-living adjustment under the lease for the petroleum storage facility is $136,000 annually.
General:
For the three months ended March 31, 2008, general and administrative expense decreased $44,000 from 2007 due principally to a decrease in payroll and related costs due to the non-replacement of a retired employee offset in part by higher professional fees incurred in complying with Section 404(a) of the Sarbanes-Oxley Act of 2002.
Other income, interest:
Interest income decreased due to lower levels of cash available for investment resulting in part from the cash purchase of the Steeple Street Building and lower interest rates.
3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

During the first quarter of 2008, the Company’s operating activities produced $650,000 of cash. Cash and cash equivalents increased by $322,000 for the quarter. The principal utilization of cash during the quarter was for the payment of dividends of $198,000 and the payment for properties and equipment of $130,000.

Currently, approximately 50 percent of the Steeple Street Building is rented under short-term arrangements. The Company is evaluating available alternatives for the remaining space, including the possibility of historic renovation.

In management’s opinion, operations will continue to generate sufficient cash to enable the Company to meet its operating expenses, capital expenditures and dividend payments, if declared.

Cash and cash equivalents and cash commitments:

At March 31, 2008, the Company had cash and cash equivalents of $2,296,000. The Company anticipates making $300,000 in improvements at the Pier during 2008.

In April 2008, the Company declared a quarterly dividend of $198,000 ($.06 per common share). The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

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
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation. Management discusses with and discloses these matters to the Audit Committee of the Board of Directors and the Company’s auditors.

PART II — OTHER INFORMATION
Item 6. Exhibits
(b) Exhibits:
3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s report on Form 8-K filed December 10, 2001).

3.2	By-laws, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007).

10	Material contracts:
(a)	Lease between Metropark, Ltd. and Company:

(i)	Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004), as amended.

(b)	Miscellaneous contract:

(i)	Option Agreement to Purchase Real Property and Related Assets, dated June 9, 2003, by and between Dunellen, LLC and Global Companies, LLC (incorporated by reference to Exhibit 10(b)(i) to the registrant’s Report on Form 10-QSB/A for the quarterly period ended June 30, 2003), as amended.
31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.
By	/s/ Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: April 29, 2008