Form 10-Q
period 2008-06-30
CAPITAL PROPERTIES INC /RI/
filed 2008-08-13
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2008, the Company had 3,299,956 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2008

PART I
Item 1. Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS

Properties and equipment (net of accumulated depreciation)	$20,416,000	$20,717,000
Cash and cash equivalents	2,664,000	1,974,000
Income taxes receivable	—	12,000
Prepaid and other	414,000	334,000

	$23,494,000	$23,037,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$267,000	$276,000
Environmental remediation	81,000	81,000
Other	122,000	333,000
Deferred leasing revenues	520,000	520,000
Income taxes:
Current	189,000	—
Deferred, net	5,170,000	5,151,000

	6,349,000	6,361,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 6,000,000 shares; issued and outstanding 3,299,956 shares	33,000	33,000
Capital in excess of par	11,795,000	11,795,000
Retained earnings	5,317,000	4,848,000

	17,145,000	16,676,000

	$23,494,000	$23,037,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Revenues and other income:
Revenues:
Leasing	$813,000	$832,000	$1,528,000	$1,491,000
Petroleum storage facility	951,000	910,000	1,902,000	1,885,000

	1,764,000	1,742,000	3,430,000	3,376,000
Other income, interest	4,000	34,000	11,000	65,000

	1,768,000	1,776,000	3,441,000	3,441,000

Expenses:
Leasing	179,000	123,000	369,000	261,000
Petroleum storage facility	545,000	548,000	1,060,000	1,103,000
General and administrative	254,000	288,000	545,000	623,000

	978,000	959,000	1,974,000	1,987,000

Income before income taxes	790,000	817,000	1,467,000	1,454,000

Income tax expense:
Current	326,000	294,000	583,000	494,000
Deferred	3,000	34,000	19,000	91,000

	329,000	328,000	602,000	585,000

Net income	$461,000	$489,000	$865,000	$869,000

Basic income per common share	$.14	$.15	$.26	$.26

Dividends per share on common stock	$.06	$.05	$.12	$.10

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income	$865,000	$869,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	344,000	356,000
Deferred income taxes	19,000	91,000
Other, principally net changes in prepaids, accounts payable, accrued expenses, deferred leasing revenues and current income taxes	17,000	153,000

Net cash provided by operating activities	1,245,000	1,469,000

Cash used in investing activities, payments for properties and equipment, including $116,000 in 2008 relating to 2007 purchases	(159,000)	(261,000)

Cash used in financing activities, payment of dividends	(396,000)	(330,000)

Increase in cash and cash equivalents	690,000	878,000
Cash and cash equivalents, beginning	1,974,000	2,992,000

Cash and cash equivalents, ending	$2,664,000	$3,870,000

Supplemental disclosure, cash paid for income taxes	$381,000	$389,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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
The petroleum storage segment consists of operating the petroleum storage terminal (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island, for Global Companies, LLC (“Global”) which stores and distributes petroleum products.
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
The accompanying condensed consolidated balance sheet as of December 31, 2007, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007.
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

4. Properties and equipment:

Properties and equipment consists of the following:
	June 30,	December 31,
	2008	2007

Properties on lease or held for lease:
Land and land improvements	$4,621,000	$4,621,000
Building	1,715,000	1,699,000

	6,336,000	6,320,000

Petroleum storage facility, on lease:
Land and land improvements	5,569,000	5,561,000
Buildings and structures	1,420,000	1,406,000
Tanks and equipment	14,569,000	14,569,000

	21,558,000	21,536,000

Office equipment	131,000	126,000

	28,025,000	27,982,000

Less accumulated depreciation:
Properties on lease or held for lease	38,000	16,000
Petroleum storage facility, on lease	7,480,000	7,160,000
Office equipment	91,000	89,000

	7,609,000	7,265,000

	$20,416,000	$20,717,000

5. Description of leasing arrangements:
As of June 30, 2008, the Company had entered into five long-term land leases for five separate parcels upon which the improvements have been completed (developed parcels). In 2005, two additional long-term land leases commenced (undeveloped parcels) and construction of the improvements is in process on both parcels.
Under the seven land leases which have commenced, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed under these arrangements. Accordingly, the amounts paid by the tenants are excluded from leasing revenues and leasing expense on the accompanying consolidated statements of income. The real property taxes attributable to the Company’s land under these seven leases totaled $366,000 and $731,000, respectively, for the three and six months ended June 30, 2008, and $327,000 and $688,000, respectively, for the three and six months ended June 30, 2007.
Under one of the leases which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007, which credit now totals $520,000, the maximum amount. For real estate taxes prior to 2007, the Company reported the portion of the real property taxes subject to the future credit as property tax expense on its consolidated statement of income and as accrued property taxes on its consolidated balance sheets. As the tenant made the tax payment, the amount of the payment was reclassified from accrued property taxes to deferred leasing revenues. During the periods that the tenant is entitled to the credit (commencing in 2010), the Company will reclassify deferred leasing revenues to leasing revenues.
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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through June 30, 2008, the Company has expended $119,000. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.
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
7. Income taxes:
Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	June 30,	December 31,
	2008	2007

Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,451,000	$5,391,000
Insurance premiums	31,000	80,000

	5,482,000	5,471,000
Gross deferred tax assets	(312,000)	(320,000)

	$5,170,000	$5,151,000

8. Operating segment disclosures:
The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.
The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest income, and certain corporate expenses.
Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the six months ended June 30, 2008 and 2007.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the six months ended June 30, 2008 and 2007:

	2008	2007
Leasing:
Revenues:
Long-term leases:
Contractual	$1,051,000	$1,011,000
Contingent	116,000	101,000
Option	—	100,000
Short-term leases	361,000	279,000

Total revenues	$1,528,000	$1,491,000

Property tax expense	$267,000	$205,000

Depreciation	$22,000	$—

Income before income taxes	$1,159,000	$1,230,000

Assets	$6,539,000	$4,198,000

Additions to properties and equipment	$16,000	$—

Petroleum storage:
Revenues:
Contractual	$1,816,000	$1,714,000
Contingent	86,000	171,000

Total revenues	$1,902,000	$1,885,000

Property tax expense	$105,000	$53,000

Depreciation	$320,000	$355,000

Income before income taxes	$842,000	$782,000

Assets	$14,441,000	$14,592,000

Properties and equipment:
Additions	$22,000	$390,000
Deletions	—	(73,000)

	$22,000	$317,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the six months ended June 30, 2008 and 2007:

	2008	2007
Revenues and other income:
Revenues for operating segments:
Leasing	$1,528,000	$1,491,000
Petroleum storage	1,902,000	1,885,000

	3,430,000	3,376,000

Interest income	11,000	65,000

Total consolidated revenues and other income	$3,441,000	$3,441,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$267,000	$205,000
Petroleum storage	105,000	53,000

	372,000	258,000

Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$373,000	$259,000

	2008	2007
Depreciation:
Depreciation for operating segments:
Leasing	$22,000	$—
Petroleum storage	320,000	355,000

	342,000	355,000
Unallocated corporate depreciation	2,000	1,000

Total consolidated depreciation	$344,000	$356,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$1,159,000	$1,230,000
Petroleum storage	842,000	782,000

	2,001,000	2,012,000
Interest income	11,000	65,000
Unallocated corporate expenses	(545,000)	(623,000)

Total consolidated income before income taxes	$1,467,000	$1,454,000

Assets:
Assets for operating segments:
Leasing	$6,539,000	$4,198,000
Petroleum storage	14,441,000	14,592,000

	20,980,000	18,790,000
Corporate cash and cash equivalents	2,473,000	3,870,000
Other unallocated amounts	41,000	29,000

Total consolidated assets	$23,494,000	$22,689,000

Additions to properties and equipment:
Additions and deletions to operating segments:
Leasing	$16,000	$—
Petroleum storage	22,000	317,000

	38,000	317,000

Unallocated corporate additions to properties and equipment	5,000	—

Total consolidated additions	$43,000	$317,000

9. Subsequent event:
On July 29, 2008, the Company’s Board of Directors unanimously approved a reverse stock split with the intended goal of facilitating a going private transaction. Pending shareholder approval, this transaction would consist of a 75 to 1 reverse split of the Company’s common stock. Shareholders holding less than 75 shares of the Company’s common stock immediately before the reverse stock split would, in lieu of owning fractional shares, receive cash consideration from the Company on a pre-split, per share basis to be determined and would no longer be shareholders of the Company. Conversely, shareholders holding 75 or more shares of the Company’s common stock immediately before the reverse stock split would receive one share of the Company’s common stock for each 75 shares held by them together with a cash payment for any fractional shares and continue to be shareholders of the Company. The anticipated result of the reverse stock split would be to reduce the Company’s number of shareholders of record to less than 300. The Company would then be able to terminate the registration of its common stock under the Securities Exchange Act of 1934 and it’s listing on the American Stock Exchange. As a result, the Company’s periodic reporting requirements with the Securities and Exchange Commission (“SEC”) would be suspended and the Company’s classification as a public reporting company would cease. The Company’s Board of Directors has also approved an amendment to the Company’s Articles of Incorporation to create a Class B Common Stock which would have the right, among other things, to elect two-thirds of the Board of Directors. The Company’s shareholders will be asked to approve these proposals at a special meeting of the shareholders, expected to be held before yearend. The Company anticipates that the total cost in connection with the reverse split will range between $575,000 to $975,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to Consolidated Financial Statements, contain forward-looking statements which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectibility of the accrued leasing revenues when due over the terms of the long-term land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility; and the Company’s reverse stock split.
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
The petroleum storage segment consists of operating of petroleum storage terminal (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island, for Global Companies, LLC (“Global”) which stores and distributes petroleum products.
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
2. Results of operations:
     Three months ended June 30, 2008 compared to three months ended June 30, 2007:
     Leasing segment:

	2008	2007	Difference

Leasing revenues	$813,000	$832,000	$(19,000)
Leasing expense	179,000	123,000	$56,000

	$634,000	$709,000

In June 2007, the Company received a one time payment of $100,000 in settlement of a former tenant’s premature termination of its lease with the Company, which amount was included in 2007 leasing revenues. However, rentals under short-term leases, including rentals from the Steeple Street Building purchased in November 2007, increased in 2008 over 2007 levels by $42,000. Leasing expense increased principally due to expenses associated with the Steeple Street Building and higher real property taxes.
     Petroleum storage segment:

	2008	2007	Difference

Petroleum storage facility revenues	$951,000	$910,000	$41,000
Petroleum storage facility expense	545,000	548,000	$(3,000)

	$406,000	$362,000

Petroleum storage facility revenue increased principally due to higher monthly rent resulting from the annual cost-of-living adjustment May 1, 2008 and an increase in rent of $51,000 related to the increase in property taxes paid by the tenant as required by the lease, which amount resulted principally from an increase in the assessment on the petroleum storage facility, levied in the fourth quarter of 2007 retroactive for the year. This increase was offset in part by lower contingent revenue due to lower throughput. Petroleum storage facility expense remained approximately at the 2007 level.
The May 1, 2008 annual cost-of-living adjustment under the lease for the petroleum storage facility was $136,000 annually.
     General:
For the three months ended June 30, 2008, general and administrative expense decreased $34,000 from 2007 due principally to a decrease in payroll and related costs due to the non-replacement of a retired employee.
     Other income, interest:
Interest income decreased due to lower levels of cash available for investment resulting from the cash purchase of the Steeple Street Building and lower interest rates.
     Six months ended June 30, 2008 compared to six months ended June 30, 2007:
     Leasing segment:

	2008	2007	Difference

Leasing revenues	$1,528,000	$1,491,000	$37,000
Leasing expense	369,000	261,000	$108,000

	$1,159,000	$1,230,000

Leasing revenues increased in 2008 principally due to increases in rentals under short-term leases, including rentals from the Steeple Street Building purchased in November 2007. This increase was offset in part by a one time payment of $100,000 in June 2007 in settlement of a former tenant’s premature termination of its lease with the Company, which amount was included in 2007 leasing revenues. Leasing expense increased principally due to expenses associated with the Steeple Street Building and higher real property taxes.
     Petroleum storage segment:

	2008	2007	Difference

Petroleum storage facility revenues	$1,902,000	$1,885,000	$17,000
Petroleum storage facility expense	1,060,000	1,103,000	$(43,000)

	$842,000	$782,000

Petroleum storage facility revenue increased principally due to higher monthly rent resulting from the annual cost-of-living adjustments and an increase in rent of $51,000 related to an increase in property taxes paid by the tenant as required by the lease, which amount resulted principally from an increase in the assessment on the petroleum storage facility. This increase was offset by a decrease in contingent revenue; throughput was down due to lower consumer consumption. Petroleum storage facility expense decreased principally due lower legal and engineering fees offset in part by higher real estate taxes resulting principally from an increased assessment on the petroleum storage facility levied in the fourth quarter of 2007 retroactive for the year, which amount is reimbursed by the tenant.

     General:
For the six months ended June 30, 2008, general and administrative expense decreased $78,000 from 2007 due principally to a decrease in payroll and related costs due to the non-replacement of a retired employee.
     Other income, interest:
Interest income decreased due to lower levels of cash available for investment resulting in part from the cash purchase of the Steeple Street Building and lower interest rates.
3. Liquidity and capital resources:
Historically, the Company has had adequate liquidity to fund its operations.
For the six months ended June 30, 2008, the Company’s operating activities produced $1,245,000 of cash, and cash and cash equivalents increased by $690,000. The principal utilization of cash during the period was for the payment of dividends of $396,000 and the payment for properties and equipment of $159,000, of which $116,000 was for 2007 purchases.
Currently, approximately 46 percent of the Steeple Street Building is rented under short-term arrangements. The Company is evaluating available alternatives for the remaining space, including the possibility of historic renovation.
In management’s opinion, operations will continue to generate sufficient cash to enable the Company to meet its operating expenses, capital expenditures and dividend payments.
     Cash and cash equivalents and cash commitments:
At June 30, 2008, the Company had cash and cash equivalents of $2,664,000. During 2008, the Company anticipates making $300,000 in improvements at the Pier and performing routine maintenance and inspection of a tank in the amount of $85,000.
In July 2008, the Company declared a quarterly dividend of $198,000 ($.06 per common share). The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.
On July 29, 2008, the Company’s Board of Directors unanimously approved a reverse stock split with the intended goal of facilitating a going private transaction. Pending shareholder approval, this transaction would consist of a 75 to 1 reverse split of the Company’s common stock. Shareholders holding less than 75 shares of the Company’s common stock immediately before the reverse stock split would, in lieu of owning fractional shares, receive cash consideration from the Company on a pre-split, per share basis to be determined and would no longer be shareholders of the Company. Conversely, shareholders holding 75 or more shares of the Company’s common stock immediately before the reverse stock split would receive one share of the Company’s common stock for each 75 shares held by them together with a cash payment for any fractional shares and continue to be shareholders of the Company. The anticipated result of the reverse stock split would be to reduce the Company’s number of shareholders of record to less than 300. The Company would then be able to terminate the registration of its common stock under the Securities Exchange Act of 1934 and it’s listing on the American Stock Exchange. As a result, the Company’s periodic reporting requirements with the Securities and Exchange Commission (“SEC”) would be suspended and the Company’s classification as a public reporting company would cease. The Company’s Board of Directors has also approved an amendment to the Company’s Articles of Incorporation to create a Class B Common Stock which would have the right, among other things, to elect two-thirds of the Board of Directors. The Company’s shareholders will be asked to approve these proposals at a special meeting of the shareholders, expected to be held before yearend. The Company anticipates that the total cost in connection with the reverse split will range between $575,000 to $975,000.
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

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders was held on April 29, 2008. Of the 3,299,956 “A” shares entitled to vote, 3,162,565 shares of stock were present, in person or by proxy.
All directors of the Company are elected on an annual basis and the following were so elected at this Annual Meeting: Alfred J. Corso, Robert H. Eder, Roy J. Nirschel, Harris N. Rosen and Todd D. Turcotte. Of the “A” shares, each director received 2,803,675 affirmative votes; 358,890 votes withheld.
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

DATED: August 11, 2008