Form 10-Q
period 2008-09-30
CAPITAL PROPERTIES INC /RI/
filed 2008-11-04
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of October 30, 2008, the Company had 3,299,956 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2008

Page
PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Securities	14
Item 4. Controls and Procedures	14

PART II – OTHER INFORMATION

Item 6. Exhibits	15

Signatures	16

Exhibits 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibits 32 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I
Item 1. Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Properties and equipment (net of accumulated depreciation)	$20,368,000	$20,717,000
Cash and cash equivalents	3,027,000	1,974,000
Income taxes receivable	—	12,000
Prepaid and other	658,000	334,000

	$24,053,000	$23,037,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$238,000	$276,000
Environmental remediation	81,000	81,000
Other	253,000	333,000
Deferred leasing revenues	520,000	520,000
Income taxes:
Current	292,000	—
Deferred, net	5,244,000	5,151,000

	6,628,000	6,361,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 6,000,000 shares; issued and outstanding 3,299,956 shares	33,000	33,000
Capital in excess of par	11,795,000	11,795,000
Retained earnings	5,597,000	4,848,000

	17,425,000	16,676,000

	$24,053,000	$23,037,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Revenues and other income:
Revenues:
Leasing	$726,000	$676,000	$2,254,000	$2,167,000
Petroleum storage facility	948,000	860,000	2,850,000	2,745,000

	1,674,000	1,536,000	5,104,000	4,912,000
Other income, interest	7,000	29,000	18,000	94,000

	1,681,000	1,565,000	5,122,000	5,006,000

Expenses:
Leasing	141,000	169,000	510,000	430,000
Petroleum storage facility	566,000	516,000	1,626,000	1,619,000
General and administrative	193,000	308,000	738,000	931,000

	900,000	993,000	2,874,000	2,980,000

Income before income taxes	781,000	572,000	2,248,000	2,026,000

Income tax expense:
Current	229,000	125,000	812,000	619,000
Deferred	74,000	114,000	93,000	205,000

	303,000	239,000	905,000	824,000

Net income	$478,000	$333,000	$1,343,000	$1,202,000

Basic income per common share	$.14	$.10	$.41	$.36

Dividends per share on common stock	$.06	$.06	$.18	$.16

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$1,343,000	$1,202,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	517,000	515,000
Deferred income taxes	93,000	205,000
Other, principally net changes in prepaids, accounts payable, accrued expenses, deferred leasing revenues and current income taxes	(34,000)	170,000

Net cash provided by operating activities	1,919,000	2,092,000

Cash used in investing activities, payments for properties and equipment, including $116,000 in 2008 relating to 2007 purchases	(272,000)	(443,000)

Cash used in financing activities, payment of dividends	(594,000)	(528,000)

Increase in cash and cash equivalents	1,053,000	1,121,000
Cash and cash equivalents, beginning	1,974,000	2,992,000

Cash and cash equivalents, ending	$3,027,000	$4,113,000

Supplemental disclosure, cash paid for income taxes	$507,000	$518,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

The accompanying condensed consolidated balance sheet as of December 31, 2007, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	September 30,	December 31,
	2008	2007
Properties on lease or held for lease:
Land and land improvements	$4,621,000	$4,621,000
Building	1,732,000	1,699,000

	6,353,000	6,320,000

Petroleum storage facility, on lease:
Land and land improvements	5,584,000	5,561,000
Buildings and structures	1,504,000	1,406,000
Tanks and equipment	14,578,000	14,569,000

	21,666,000	21,536,000

Office equipment	131,000	126,000

	28,150,000	27,982,000

Less accumulated depreciation:
Properties on lease or held for lease	49,000	16,000
Petroleum storage facility, on lease	7,640,000	7,160,000
Office equipment	93,000	89,000

	7,782,000	7,265,000

	$20,368,000	$20,717,000

5.	Description of leasing arrangements:

As of September 30, 2008, the Company had entered into five long-term land leases for five separate parcels upon which the improvements have been completed (developed parcels). In 2005, two additional long-term land leases commenced (undeveloped parcels) and construction of the improvements is in process on both parcels.

Under the seven land leases which have commenced, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed under these arrangements. Accordingly, the amounts paid by the tenants are excluded from leasing revenues and leasing expense on the accompanying consolidated statements of income. The real property taxes attributable to the Company’s land under these seven leases totaled $344,000 and $1,078,000, respectively, for the three and nine months ended September 30, 2008, and $417,000 and $1,078,000, respectively, for the three and nine months ended September 30, 2007.

Under one of the leases which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007, which credit now totals $520,000, the maximum amount. For real estate taxes prior to 2007, the Company reported the portion of the real property taxes subject to the future credit as property tax expense on its consolidated statements of income and as accrued property taxes on its consolidated balance sheets. As the tenant made the tax payment, the amount of the payment was reclassified from accrued property taxes to deferred leasing revenues. During the periods that the tenant is entitled to the credit (commencing in 2010), the Company will reclassify deferred leasing revenues to leasing revenues.

In September 2008 the Company received the 2008 real property tax bills from the City of Providence totaling $475,000. The Company had recorded property tax expense of $267,000 through June 30, 2008 based upon the 2007 tax level adjusted for an estimated inflation increase of 3 percent of the tax rate. However, due to a consolidation of the Steeple Street lots by the City of Providence, the increase was less than estimated, resulting in property tax expense of $91,000 for the three months ended September 30, 2008.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through September 30, 2008, the Company has expended $119,000. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

Environmental incident:

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Preliminary laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. However, in the 1950’s gasoline was stored on the Company’s property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified RIDEM. RIDEM subsequently identified Power Test Realty Partnership (Power Test), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Power Test challenged that determination and, after an administrative hearing, on October 20, 2008, a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM. Getty Properties Corp. is the general partner of Power Test. Power Test has the right to appeal the decision and, if appealed, there is no assurance that the decision will be affirmed by the appellate tribunal. In addition, the scope of the remediation plan and the timing of its issuance cannot be predicted at this time.

Since January 2003, the Company has not incurred significant costs in connection with this matter and is unable to determine the costs it might incur to remedy the situation as well as any costs to defend and seek reimbursement from the responsible party with respect to this contamination.

7.	Income taxes:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	September 30,	December 31,
	2008	2007
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,480,000	$5,391,000
Insurance premiums	80,000	80,000

	5,560,000	5,471,000
Gross deferred tax assets	(316,000)	(320,000)

	$5,244,000	$5,151,000

8.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest income, and certain corporate expenses.

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the nine months ended September 30, 2008 and 2007.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the nine months ended September 30, 2008 and 2007:

	2008	2007
Leasing:
Revenues:
Long-term leases:
Contractual	$1,586,000	$1,532,000
Contingent	130,000	116,000
Option	—	100,000
Short-term leases	538,000	419,000

Total revenues	$2,254,000	$2,167,000

Property tax expense	$358,000	$350,000

Depreciation	$33,000	$—

Income before income taxes	$1,744,000	$1,737,000

Assets	$6,474,000	$4,114,000

Additions to properties and equipment	$33,000	$—

Petroleum storage:
Revenues:
Contractual	$2,764,000	$2,574,000
Contingent	86,000	171,000

Total revenues	$2,850,000	$2,745,000

Property tax expense	$157,000	$80,000

Depreciation	$480,000	$514,000

Income before income taxes	$1,224,000	$1,126,000

Assets	$14,394,000	$14,627,000

Properties and equipment:
Additions	$130,000	$428,000
Deletions	—	(73,000)

	$130,000	$355,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the nine months ended September 30, 2008 and 2007:

	2008	2007
Revenues and other income:
Revenues for operating segments:
Leasing	$2,254,000	$2,167,000
Petroleum storage	2,850,000	2,745,000

	5,104,000	4,912,000
Interest income	18,000	94,000

Total consolidated revenues and other income	$5,122,000	$5,006,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$358,000	$350,000
Petroleum storage	157,000	80,000

	515,000	430,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$516,000	$431,000

	2008	2007
Depreciation:
Depreciation for operating segments:
Leasing	$33,000	$—
Petroleum storage	480,000	514,000

	513,000	514,000
Unallocated corporate depreciation	4,000	1,000

Total consolidated depreciation	$517,000	$515,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$1,744,000	$1,737,000
Petroleum storage	1,224,000	1,126,000

	2,968,000	2,863,000
Interest income	18,000	94,000
Unallocated corporate expenses	(738,000)	(931,000)

Total consolidated income before income taxes	$2,248,000	$2,026,000

Assets:
Assets for operating segments:
Leasing	$6,474,000	$4,114,000
Petroleum storage	14,394,000	14,627,000

	20,868,000	18,741,000
Corporate cash and cash equivalents	2,987,000	4,113,000
Other unallocated amounts	198,000	23,000

Total consolidated assets	$24,053,000	$22,877,000

Additions to properties and equipment:
Additions and deletions to operating segments, net:
Leasing	$33,000	$—
Petroleum storage	130,000	355,000

	163,000	355,000
Unallocated corporate additions to properties and equipment	5,000	15,000

Total consolidated additions	$168,000	$370,000

9.	Shareholders’ equity:

In July 2008, the Company’s Board of Directors unanimously approved recommending to shareholders a reverse stock split of 75 to 1 with respect to the Company’s outstanding common stock. Under the terms of the proposed split, shareholders holding less than 75 shares of the Company’s common stock immediately before the reverse split would in lieu of owning fractional shares receive cash consideration of $25 per share and would no longer be shareholders. Conversely, shareholders holding 75 or more shares of the Company’s common stock immediately before the reverse stock split would receive 1 share of the Company’s common stock for each 75 shares held by them together with a cash payment for any fractional shares, and continue to be shareholders of the Company. In addition, the Directors also unanimously approved an amendment to the Company’s Articles of Incorporation to create a Class B common stock which, upon issuance, would, among other things, have the right to elect two-thirds of the Board of Directors. On October 27, 2008, the Company mailed to shareholders a definitive proxy statement notifying shareholders of a special meeting to be held on November 21, 2008 to consider the foregoing Board recommendations. The Board originally anticipated that the reverse stock split would result in the Company having less than 300 shareholders which would permit the Company to suspend the registration of its common stock under the Securities Exchange Act of 1934. As a result of an increase in the number of shareholders following the public announcement of the Board’s recommendations, the Company now believes that the reverse stock split standing by itself will not result in the Company having less than 300 shareholders. Accordingly, the shareholders are being asked to approve the reverse stock split and approve granting to the Board of Directors for a period of ninety (90) days following the approval of reverse stock split, the right to determine whether the reverse stock split should proceed even if it would result in the Company not having less than 300 shareholders. The Company anticipates that the total cost, including the payment for fractional shares, in connection with the reverse stock split should it be completed, will range between $575,000 and $975,000. At September 30, 2008, the Company has incurred costs of $160,000, which are included in prepaid and other on the accompanying consolidated balance sheet at September 30, 2008.

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

2.	Results of operations:
Three months ended September 30, 2008 compared to three months ended September 30, 2007:

Leasing segment:

	2008	2007	Difference
Leasing revenues	$726,000	$676,000	$50,000
Leasing expense	141,000	169,000	$(28,000)

	$585,000	$507,000

Leasing revenues increased in 2008 due to increases in rentals under short-term leases, including rentals from the Steeple Street Building purchased in November 2007. Leasing expense decreased from 2007. The Company had recorded real property tax expense for 2008 based upon the 2007 tax level adjusted for an estimated inflation increase of 3 percent of the tax rate. In September 2008, the Company received the 2008 real property tax bills from the City of Providence which were lower than estimated due to a consolidation of the Steeple Street lots, resulting in a $54,000 decrease from 2007. This decrease was offset by expenses associated with the Steeple Street Building.

Petroleum storage segment:

	2008	2007	Difference
Petroleum storage facility revenues	$948,000	$860,000	$88,000
Petroleum storage facility expense	566,000	516,000	$50,000

	$382,000	$344,000

Under the terms of its lease, the tenant of the petroleum storage facility reimburses the Company for certain expenses incurred and recorded by the Company. For the three months ended September 30, 2008, the reimbursable expenses totaled $54,000 and are included in petroleum storage facility expense. The reimbursement of these expenses is recorded in contractual revenues. Exclusive of the $54,000, revenue increased $34,000 due to higher monthly rent resulting from the annual cost-of-living adjustment May 1, 2008 and the remaining expenses were approximately at the 2007 level. In 2007, the Company did not incur any tenant reimbursable expenses.

General:

For the three months ended September 30, 2008, general and administrative expense decreased $115,000 from 2007 due to a decrease in payroll and related costs due to the non-replacement of a retired employee and lower professional fees.

Other income, interest:

Interest income decreased due to lower levels of cash available for investment resulting from the cash purchase of the Steeple Street Building and lower interest rates.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007:

Leasing segment:

	2008	2007	Difference
Leasing revenues	$2,254,000	$2,167,000	$87,000
Leasing expense	510,000	430,000	$80,000

	$1,744,000	$1,737,000

Leasing revenues increased in 2008 principally due to increases in rentals under short-term leases, including rentals from the Steeple Street Building purchased in November 2007. This increase was offset in part by a one time payment of $100,000 in June 2007 in settlement of a former tenant’s premature termination of its lease with the Company, which amount was included in 2007 leasing revenues. Leasing expense increased principally due to expenses associated with the Steeple Street Building.

Petroleum storage segment:

	2008	2007	Difference
Petroleum storage facility revenues	$2,850,000	$2,745,000	$105,000
Petroleum storage facility expense	1,626,000	1,619,000	$7,000

	$1,224,000	$1,126,000

Under the terms of its lease, the tenant of the petroleum storage facility reimburses the Company for certain expenses incurred and recorded by the Company. For the nine months ended September 30, 2008, the reimbursable expenses totaled $105,000 and are included in petroleum storage facility expense. The reimbursement of these expenses is recorded in contractual revenues. Exclusive of the $105,000, revenue remained at the 2007 level; however, increases due to higher monthly rent resulting from the annual cost-of-living adjustment May 1, 2008 were offset by lower contingent revenue due to lower throughput. However, petroleum storage facility expense decreased due principally to lower professional and engineering fees. In 2007, the Company did not incur any tenant reimbursable expenses.

General:

For the nine months ended September 30, 2008, general and administrative expense decreased $193,000 from 2007 due to a decrease in payroll and related costs due to the non-replacement of a retired employee.

Other income, interest:

Interest income decreased due to lower levels of cash available for investment resulting in part from the cash purchase of the Steeple Street Building and lower interest rates.

3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

For the nine months ended September 30, 2008, the Company’s operating activities produced $1,919,000 of cash, and cash and cash equivalents increased by $1,053,000. The principal utilization of cash during the period was for the payment of dividends of $594,000 and the payment for properties and equipment of $272,000, of which $116,000 was for 2007 purchases.

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

Cash and cash equivalents and cash commitments:

At September 30, 2008, the Company had cash and cash equivalents of $3,027,000. In the fourth quarter of 2008, the Company anticipates making an additional $200,000 in improvements at the Pier.

In October 2008, the Company declared a quarterly dividend of $198,000 ($.06 per common share). The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

In July 2008, the Company’s Board of Directors unanimously approved recommending to shareholders a reverse stock split of 75 to 1 with respect to the Company’s outstanding common stock. Under the terms of the proposed split, shareholders holding less than 75 shares of the Company’s common stock immediately before the reverse split would in lieu of owning fractional shares receive cash consideration of $25 per share and would no longer be shareholders. Conversely, shareholders holding 75 or more shares of the Company’s common stock immediately before the reverse stock split would receive 1 share of the Company’s common stock for each 75 shares held by them together with a cash payment for any fractional shares, and continue to be shareholders of the Company. In addition, the Directors also unanimously approved an amendment to the Company’s Articles of Incorporation to create a Class B common stock which, upon issuance, would, among other things, have the right to elect two-thirds of the Board of Directors. On October 27, 2008, the Company mailed to shareholders a definitive proxy statement notifying shareholders of a special meeting to be held on November 21, 2008 to consider the foregoing Board recommendations. The Board originally anticipated that the reverse stock split would result in the Company having less than 300 shareholders which would permit the Company to suspend the registration of its common stock under the Securities Exchange Act of 1934. As a result of an increase in the number of shareholders following the public announcement of the Board’s recommendations, the Company now believes that the reverse stock split standing by itself will not result in the Company having less than 300 shareholders. Accordingly, the shareholders are being asked to approve the reverse stock split and approve granting to the Board of Directors for a period of ninety (90) days following the approval of reverse stock split, the right to determine whether the reverse stock split should proceed even if it would result in the Company not having less than 300 shareholders. The Company anticipates that the total cost, including the payment for fractional shares, in connection with the reverse stock split should it be completed, will range between $575,000 and $975,000.

The current financial crisis has had little or no impact on the Company’s results of operations to date. The Company has no information concerning the impact of the financial crisis on its major tenants.

In management’s opinion, the Company should be able to generate adequate amounts of cash to meet all of its anticipated obligations. In the event temporary additional liquidity is required, the Company believes that a line of credit or other arrangements could be obtained by pledging some or all of its unencumbered assets as collateral. However, given the effect on the ability to secure financial resulting from the financial crisis, the Company is unable to determine if such an arrangement would be granted.

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
     DATED: October 30, 2008