Form 10-K
period 2008-12-31
CAPITAL PROPERTIES INC /RI/
filed 2009-03-23
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(401) 435-7171
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	OTCQX (Pink Sheets)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $20,689,000, which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.
As of March 2, 2009, the Company had 3,301,103 shares of Class A Common Stock and 3,298,809 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 28, 2009, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

		Page

	PART I

Item 1.	Business	3
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	8

	PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	9
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 8.	Consolidated Financial Statements	14
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	29
Item 9A.	Controls and Procedures	29

	Part III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	30
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 13.	Certain Relationships and Related Transactions and Director Independence	30
Item 14.	Principal Accountant Fees and Services	30

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	31

	Signatures	32
EX-3.1 Restated Articles of Incorporation (Effective November 22, 2008)
EX-20.1 Map of the Company's parcels in Downtown Providence, Rhode Island
EX-20.2 Map of the Company's petroleum storage facility in East Providence, Rhode Island
EX-21 Subsidiaries of the Company
EX-31.1 Rule 13a-14(a) Certification of President and Principal Executive Officer
EX-31.2 Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer
EX-32.1 Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-32.2 Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I
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
General Economic Condition
The current financial crisis has had limited impact on the Company’s results of operations to date. At the request of the short-term parking tenant, the Company agreed not to increase the rent for the period January 1 to June 30, 2009. The Company has agreed to meet with the tenant prior to June 30, 2009 to discuss the rent for the balance of the year. Another tenant under a long-term land lease has requested temporary rent relief, which request is under consideration. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of the financial crisis on its major tenants and, therefore, cannot predict whether any other tenants will request such relief or concessions.
Segments
The Company operates in two segments, leasing and petroleum storage. For financial information, see Note 8 of Notes to Consolidated Financial Statements in Item 8.
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
The Company first began offering parcels for lease in the Capital Center area in the late 1980’s. As of December 31, 2008, five developed parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are a 13-story office building (235,000 gross square feet), an 8-story 225-unit apartment building (454,000 gross square feet), a 4-story office building (114,000 gross square feet), a 10-story office building (210,000 gross square feet) and the 330-car public parking garage.
In 2005, long-term land leases commenced on two of the remaining parcels (undeveloped parcels).
•	On the southerly portion of one of the parcels, an underground parking garage and two buildings containing 193 condominiums were completed in 2008. On the northerly portion of the same parcel, a 10-story, 307,000 gross square foot building is under construction with an expected completion date of late 2009 and will be the headquarters of Blue Cross and Blue Shield of Rhode Island.
•	On the other undeveloped parcel, two residential buildings are planned. One building containing 96 condominiums is expected to be completed in the spring of 2009. The other building has not progressed beyond the early stages of foundation preparation construction, and the timing of construction and completion is uncertain.
While seeking developers, the Company also leases Parcels 3E, 3W, 4E and 4W in the Capital Center area for public parking purposes on a short-term basis.
Parcel 20 Adjacent to the Capital Center
Since the 1980’s, the Company has owned an undeveloped parcel of land adjacent to the Capital Center, which is leased out for public parking purposes on a short-term basis. In November 2007, the Company purchased a three/four-story 18,000 square foot building (the “Steeple Street Building”) and related land for $2,329,000, which, with the previously-owned land, comprises Parcel 20. The Steeple Street Building is on the State Registry of Historic Buildings. At the time of acquisition, the Steeple Street Building had both residential and commercial tenants. It now has three commercial tenants who lease their respective spaces under short-term leasing arrangements. While seeking a developer for the entire parcel, the Company plans to commence the historic restoration of the building and utility infrastructure in the spring of 2009. Parcel 20 contains 26,600 square feet of land.
All of the properties described above are shown on a map contained in Exhibit 20.1.
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
Effective June 1, 2006, the Company entered into an Amended and Restated Agreement with Lamar which among other things provides the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period. In all other respects, the lease remains substantially unchanged.

The Company has the right to require the Railroad to grant to it easements for the location of billboards along the Railroad’s right-of-way on commercially reasonable terms.
A summary of the long-term leases which have commenced is as follows:

	Parcels in Capital Center Area
	2	3S	5	6, Phase I	6, Phase II	7A	8	9	Lamar
Description of Usage	Residential/ Office	Office	Residential	Residential	Residential	Garage	Office	Office	Billboard
Term of Lease	103 Yrs.	99 Yrs.	149 Yrs.	99 Yrs.	99 Yrs.	99 Yrs.	99 Yrs.	149 Yrs.	27 Yrs.
Termination Date	2108	2087	2142	2103	2103	2104	2090	2153	2033
Options to Extend Lease	Two 75-Year	None	None	Two 50-Year	Two 50-Year	Two 75-Year	None	None	See Lamar Lease above
Current Annual Contractual Rental	$72,000	$468,000	$345,000	$48,000	$24,000	$100,000	$223,000	$100,000	$763,000
Contingent Rent	None	None	1% Gross Revenues	None	None	None	None	None	See Lamar Lease above
Next Periodic Rental Adjustment	2011	2009	2013	2010	2009	2010	2010	2011	2009
Amount and/or Type of Next Adjustment	$384,000	Appraisal	Appraisal	$252,000	$24,000	Cost of Living Adjustment	Appraisal and 1% Gross Receipts Rent	$260,000	$4,000
NOTE: In July 2009, Phase III of the Parcel 6 lease will commence at an annual contractual rental of $24,000.

Major tenants:
The following table sets forth those major tenants whose revenues exceed 10% of the Company’s leasing segment revenues:

	2008	2007

Lamar Outdoor Advertising, LLC	$842,000	$805,000
Metropark, Ltd	587,000	558,000
Gramercy Capital Corp	468,000	468,000
AvalonBay Communities, Inc.	401,000	404,000

	$2,298,000	$2,235,000

Competition
The Company competes for tenants with other owners of undeveloped real property in downtown Providence. The Company maintains no listing of other competitive properties and will not engage in a competitive bid arrangement with proposed developers. The Company’s refusal to sell the land that it owns may restrict the number of interested developers.
Employees
The leasing segment has 2 employees.
Petroleum Storage
Terminal and Pier Facility
The Company, through a wholly-owned subsidiary, owns a petroleum storage terminal with a capacity of approximately 1,000,000 barrels (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island. The Facility is leased to Global Companies, LLC (“Global”) for the storage and sale of petroleum distillates. The Terminal utilizes the Company’s Pier and pipelines connecting the Pier to the Terminal. The Company operates the Facility for Global pursuant to a contract with another Company subsidiary. The lease provides for a fixed monthly rent which is subject to annual cost-of-living adjustments. The lease expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice. Global may terminate the lease on the anniversary date (April 30) provided it gives at least one year’s written notice. The lease includes provisions for additional payments based upon petroleum throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year at the rate of $.10 per barrel for every barrel in excess of 4,000,000 barrels, and for real property taxes in excess of $106,000 annually. The Company bears all of the operating costs with respect to the Facility, including a portion of the real property taxes and insurance. In addition, Global has an option to purchase the Facility at any time during the term of the lease (other than the last year thereof) on the terms and conditions set forth in a separate option agreement. Under a companion agreement, Global has agreed to pay 50% of the cost of all improvements to the Pier but not more than $1,000,000. To date, Global has paid $833,000.
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
In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which the Company reported as an expense in 2004. Through December 31, 2008, the Company has expended $119,000. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. However, in the 1950’s gasoline was stored on the Company’s property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified RIDEM. RIDEM subsequently identified Power Test Realty Partnership (Power Test), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Power Test challenged that determination and, after an administrative hearing, on October 20, 2008, a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM. Getty Properties Corp. is the general partner of Power Test. On November 18, 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, on November 26, 2008 Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed fine. There can be no assurance that the Superior Court will affirm the decision of the Administrative Hearing Officer.
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
Item 2. Properties
The Company owns approximately 18.5 acres and a historic building in and adjacent to the Capital Center District in Providence, Rhode Island. All of the property and a portion of the building are leased either under long-term leases or short-term leases as more particularly described in Item 1. See Item 1, Leasing Segment. The Company also owns or controls 25 locations on which billboards have been constructed. Of these, 22 are owned by the Company under easements from a related company, the Railroad, and 3 are leased from unrelated third parties with terms remaining from 1 to 8 years. The Company owns an approximately 10-acre site in East Providence, Rhode Island on which there are located 9 petroleum storage tanks and related distribution racks together with a 3,000 square foot single story office building in which the Company’s headquarters and other support operations are located. In 2006, the Company completed the development of the land currently owned by the Company at the Terminal. In addition, the Company is the owner of the Pier located in East Providence, Rhode Island. The Pier, which has a deep water draft capacity of -40 feet MLW, can accommodate ships up to eight hundred feet in length. The Company has a permanent right to use the pipelines connecting the Pier to the Terminal.
Item 3. Legal Proceedings
None.

Item 4. Submission of Matters to a Vote of Security Holders
The Company held a special meeting of shareholders on November 21, 2008. At the special meeting, the shareholders of the Company were asked to consider the following proposals: (1) approval of an amendment to the Company’s Articles of Incorporation, subject to shareholder approval of proposal 2 below, which would authorize a seventy-five to one (75-1) reverse stock split of the Company’s common stock and a cash payment per share for resulting fractional shares equal to $25.00 (the “Reverse Stock Split”), (2) approval of granting the Board of Directors the authority to implement the Reverse Stock Split in its sole discretion to be exercised, if at all, at any time within ninety (90) days following approval of the Reverse Stock Split without further approval or authorization of the Company’s shareholders and (3) approval of an amendment and restatement of the Company’s Articles of Incorporation to create a new class of common stock of the Company to be designated Class B Common Stock, $0.01 par value per share, increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 and provide for certain transfer and ownership restrictions as set forth therein.
At the meeting of shareholders, each proposal was passed by at least a majority of the shares entitled to vote at the meeting. Votes representing 2,398,515 shares of the Company were cast for, 510,804 shares were cast against and 2,881 shares abstained from voting to approve an amendment to the Company’s Articles of Incorporation, subject to shareholder approval of proposal 2, which authorized a seventy-five to one (75-1) reverse stock split of the Company’s common stock and a cash payment per share for resulting fractional shares equal to $25.00. In addition, votes representing 2,420,963 shares of the Company were cast for, 488,128 shares were cast against and 3,109 shares abstained from voting to grant the Board of Directors the authority to implement the Reverse Stock Split in its sole discretion to be exercised, if at all, at any time within ninety (90) days following approval of the Reverse Stock Split without further approval or authorization of the Company’s shareholders. Finally, votes representing 2,426,736 shares of the Company were cast for, 458,233 shares were cast against and 27,231 shares abstained from voting to amend and restate the Company’s Articles of Incorporation to create a new class of common stock of the Company to be designated Class B Common Stock, $0.01 par value per share, increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 and provide for certain transfer and ownership restrictions as set forth therein.
Following the special meeting of the shareholders, the Company’s Board of Directors determined that given the fact that the number of shareholders of record of the Company’s common stock was approximately 670, the Company would be unable to reduce the number of shareholders through the Reverse Stock Split below 300 as is required in order to suspend the Company’s registration under the Exchange Act. After considering the cost to the Company of the Reverse Stock Split and the relatively small benefit to be derived, the Board of Directors decided not to implement the Reverse Stock Split.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Since December 11, 2008, the Company’s Class A Common Stock is traded on the OTCQX (Pink Sheets), symbol “CPTP.” Prior to that date, the Company’s Class A Common Stock was traded on the American Stock Exchange, symbol “CPI.” The following table shows the high and low trading prices for the Company’s Class A Common Stock during the quarterly periods indicated as obtained from the American Stock Exchange and the OTCQX (Pink Sheets), together with cash dividends paid per share during such periods.
In December 2008, the Company issued (in the form of a stock dividend) 3,299,956 shares of Class B Common Stock on a one-for-one basis for each share of Class A Common Stock held. The trading prices and dividends paid have been restated to give effect to the additional shares outstanding.

	Trading Prices		Dividends
	High	Low	Paid

2008

1st Quarter	11.75	8.875	.03
2nd Quarter	11.00	8.75	.03
3rd Quarter	13.175	11.00	.03
4th Quarter	11.75	6.50	.03

2007

1st Quarter	12.105	10.905	.025
2nd Quarter	12.10	10.50	.025
3rd Quarter	16.425	11.75	.03
4th Quarter	12.775	11.525	.03
Information with respect to the high and low trading prices for the Class B Common Stock is not available because the stock is not listed on any exchange, is not quoted by any quotation service, and there is no known market for such Class B Common Stock.
At March 2, 2009, there were 663 holders of record of the Company’s Class A Common Stock and 782 holders of record of the Company’s Class B Common Stock.

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

Through December 31, 2008, the receivable on this lease has grown to $17,840,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 37 years away.

In 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases). For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 94th year of the lease. Through December 31, 2008, the receivable on this lease is $11,272,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 90 years away.

In 2006, the Company entered into an Amended and Restated Agreement of its lease with Lamar Outdoor Advertising LLC (“Lamar”) with a current remaining term of 26 years which provides for fixed percentage increases annually. For this lease, the contractual amount paid by Lamar will not exceed the calculated straight-line amount until the 16th year of the lease. Through December 31, 2008, the receivable on this lease is $568,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 14 years away.

Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates are closer.

Although the Company’s other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that certain future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values. The Company is reporting the annual rental revenues under these leases using the contractual amounts in accordance with the provisions of FAS No. 13. The Company has recorded excess of straight-line over contractual revenues on these leases totaling $5,551,000 at December 31, 2008. The Company continues to recognize accrued leasing revenue from two leases which were recorded in prior years.

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

The petroleum storage segment consists of operating the Facility in East Providence, Rhode Island, for Global Companies, LLC (“Global”).

The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon; whereas the Company is responsible for the operating and maintenance expenses, including a portion of the real property taxes, as well as capital improvements at the Facility.

Changes in capital structure:

In November 2008, the Company restated its Articles of Incorporation:
•	To create a new class of common stock of the Company to be designated Class B Common Stock consisting of 3,500,000 shares, $.01 par value per share;

•	To increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 shares; and

•	To provide for certain transfer and ownership restrictions as set forth therein.
In December 2008, the Company issued (in the form of a stock dividend) 3,299,956 shares of Class B Common Stock on a one-for-one basis for each share of Class A Common Stock held.

The holders of Class A and Class B Common Stock share equally in dividends declared by the Company.

The holders of Class A and the Class B Common Stock vote together as a single class on all matters submitted to the shareholders of the Company except for the election of the Board of Directors and except in connection with certain major corporate actions, including a sale of the Company. The holders of Class A Common Stock, voting as a separate class, elect one-third of the Board of Directors. The holders of Class B Common Stock, voting as a separate class, will elect the remainder of the Board of Directors.

Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at anytime.

The Class A Common Stock is listed on the Premier QX Tier of the OTCQX (Pink Sheets). The Class B Common Stock is not listed on any national or regional stock exchange, or on the National Association of Securities Dealers Automated Quotation National Market System or on the OTCQX (Pink Sheets).

The Company’s Restated Articles of Incorporation prohibits any shareholder from acquiring more than a 5% interest in the Company’s classes of common stock and prohibits any shareholder or any beneficial owner who, at the time of the filing of the Restated Articles of Incorporation owned 5% or more of the Company’s classes of common stock from increasing their percentage ownership of either class of common stock.

Should a shareholder acquire a number of shares that results in the limitation being exceeded, shares in excess of the limitation would be automatically converted into an equal number of shares of Excess Stock, which class was authorized pursuant to the 2001 Amendment to the Company’s Articles of Incorporation. Excess Stock is non-voting and is not entitled to dividends. However, the shareholder may designate a qualifying transferee for shares of Excess Stock, at which time such shares would be converted and reissued as Class A or Class B Common shares as the case may be.

The purpose for creating the Class B Common Stock was to put the Company in the position to qualify to be taxed as a real estate investment trust (“REIT”). One of the qualifications to be taxed as a REIT is that no more than 50% of the shares of a company can be held by five or fewer individuals during the last half of each taxable year. Currently, the majority shareholder controls 52.3% of the Company’s outstanding common stock and three other shareholders each own more than 5% of the Company’s outstanding common stock. In order for the Company to qualify to be taxed as a REIT, the major shareholders’ ownership of the Company’s issued and outstanding common stock would need to be reduced below the 50% level.

2.	Results of operations:

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Leasing segment:

	2008	2007	Increase

Leasing revenues	$2,980,000	$2,853,000	$127,000
Leasing expense	696,000	566,000	$130,000

	$2,284,000	$2,287,000

In June 2007, the Company received a one-time payment of $100,000 in settlement of a former tenant’s premature termination of its lease with the Company, which amount was included in 2007 leasing revenues. Exclusive of this one-time payment, leasing revenues increased $227,000 in 2008 due to increases in rentals under short-term leases, including rentals from the Steeple Street Building purchased in November 2007, and scheduled increases in rentals under long-term land leases. Leasing expense increased principally due to expenses associated with the Steeple Street Building.

Petroleum storage segment:

			Increase
	2008	2007	(Decrease)

Petroleum storage facility revenues	$3,777,000	$3,714,000	$63,000
Petroleum storage facility expense	2,187,000	2,451,000	$(264,000)

	$1,590,000	$1,263,000

Petroleum storage facility revenue increased in 2008 due to higher monthly rent resulting from the annual cost-of-living adjustment May 1, 2008 offset by lower contingent revenue due to lower throughput. Petroleum storage facility expense decreased principally due to:
•	Lower payroll and related costs; in December 2007, the retiring president of the petroleum storage facility was paid a bonus; and

•	Lower legal fees associated with a Wilkesbarre Pier litigation.
General:

General and administrative expense decreased $159,000 from 2007 due principally to lower payroll and related costs due to a reduction in personnel; in addition, in December 2007 the retiring president of the Company was paid a bonus. This decrease was offset by costs of $232,000 incurred by the Company in 2008 in connection with the proposed reverse stock split and the amendment to its Articles of Incorporation, including legal, consulting and printing.

Other income:

Other income decreased $107,000 from 2007 due to lower interest rates and lower levels of cash available for investment resulting in part from the cash purchase of the Steeple Street Building.

3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations. A summary of cash flows by year is as follows:

	2008	2007

Operating activities	$2,654,000	$2,502,000

Investing activities	$(441,000)	$(2,794,000)

Financing activities	$(792,000)	$(726,000)

Operating activities: The cash provided by operating activities results from increased revenues and lower expenses.

Investing activities: The cash used in investing activities was to acquire properties and equipment, including $2,329,000 in 2007 for the Steeple Street Building.

Financing activities: The cash used in financing activities was for the payment of dividends.

Cash and cash equivalents and cash commitments:

At December 31, 2008, the Company had cash and cash equivalents of $3,395,000. Effective February 2009, the Company maintains all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.

Under the terms of the Company’s long-term land leases, appraisals of the premises are periodically required at various stated intervals to provide the basis for recalculating the annual rent. However, if as a result of such appraisal the annual rent is calculated to be less than the then current rent, the annual rent will remain at the current level. The first of such scheduled appraisals occurs in 2009 for Parcel 3S to determine what amount, if any, the annual rent will be increased October 1, 2009. The current annual rent is $468,000.

In 2009, the Company anticipates expending $1,750,000 from available cash for the historic restoration and improvements to the Steeple Street Building. We anticipate that the expenditures will qualify for Federal historic tax credits.

In January 2009, the Company declared a quarterly dividend of $198,000 ($.03 per common share, which is the equivalent of the $.06 per common share paid prior to the stock dividend in December 2008) which dividend was paid in February 2009. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The current financial crisis has had limited impact on the Company’s results of operations to date. At the request of the short-term parking tenant, the Company agreed not to increase the rent for the period January 1 to June 30, 2009. The Company has agreed to meet with the tenant prior to June 30, 2009 to discuss the rent for the balance of the year. Another tenant under a long-term land lease has requested temporary rent relief, which request is under consideration. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of the financial crisis on its major tenants and, therefore, cannot predict whether any other tenants will request such relief or concessions.

Under the Company’s lease with Global, in previous years, the Company has earned contingent revenue based upon petroleum throughput in excess of 4,000,000 barrels in any contract year. In 2008, the contingent revenue earned was $88,000. For the contract year ending April 30, 2009, the Company does not anticipate reaching 4,000,000 barrels of throughput and therefore will not earn any contingent revenue for the current contract year.

In 2004, the Company received condemnation proceeds from Amtrak of $1,428,000 which qualified for deferred reinvestment for income tax reporting purposes pursuant to which the Company elected to reduce the income tax basis of qualifying subsequent acquisitions, thereby avoiding paying income taxes on the proceeds, subject to certain restrictions. Through December 31, 2006, the Company had made qualifying acquisitions totaling $250,000 and in November 2007 purchased a building and related land for $2,329,000 which were qualifying assets, thereby reinvesting the remaining proceeds from the condemnation.

In management’s opinion, the Company should be able to generate adequate amounts of cash to meet all of its anticipated obligations. In the event temporary additional liquidity is required, the Company believes that a line of credit or other arrangements could be obtained by pledging some or all of its unencumbered assets as collateral.

At December 31, 2008, the Company has no noncancellable contract obligations other than three operating leases for billboard locations for which the rent expense is not material in amount.

Item 8. Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

Lefkowitz, Garfinkel, Champi & DeRienzo P.C. Certified Public Accountants/Business Consultants
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors
Capital Properties, Inc.
East Providence, Rhode Island
We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
March 18, 2009
10 Weybosset Street • Suite 700 • Providence, Rhode Island 02903 • Tel (401) 421-4800 • 1-800-927-LGCD • Fax (401) 421-0613

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS

Properties and equipment (net of accumulated depreciation)	$20,447,000	$20,717,000
Cash and cash equivalents	3,395,000	1,974,000
Income taxes receivable	—	12,000
Prepaid and other	485,000	334,000

	$24,327,000	$23,037,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$238,000	$276,000
Environmental remediation	81,000	81,000
Other	416,000	333,000
Deferred leasing revenues	520,000	520,000
Income taxes:
Current	346,000	—
Deferred, net	5,269,000	5,151,000

	6,870,000	6,361,000

Commitment (Note 3)

Shareholders’ equity (Note 7):
Class A common stock, $.01 par; authorized 10,000,000 shares in 2008 and 6,000,000 shares in 2007; issued and outstanding 3,299,956 shares	33,000	33,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding 3,299,956 shares	33,000	—
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	11,762,000	11,795,000
Retained earnings	5,629,000	4,848,000

	17,457,000	16,676,000

	$24,327,000	$23,037,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Years Ended December 31,
	2008	2007

Revenues and other income:
Revenues:
Leasing	$2,980,000	$2,853,000
Petroleum storage facility	3,777,000	3,714,000

	6,757,000	6,567,000
Other income, interest	21,000	128,000

	6,778,000	6,695,000

Expenses:
Leasing	696,000	566,000
Petroleum storage facility	2,187,000	2,451,000
General and administrative	1,212,000	1,371,000

	4,095,000	4,388,000

Income before income taxes	2,683,000	2,307,000

Income tax expense:
Current	992,000	629,000
Deferred	118,000	293,000

	1,110,000	922,000

Net income	1,573,000	1,385,000

Retained earnings, beginning	4,848,000	4,189,000

Dividends on common stock ($.12 and $.11 per share in 2008 and 2007, respectively), based upon 6,599,912 shares outstanding (Note 7)	(792,000)	(726,000)

Retained earnings, ending	$5,629,000	$4,848,000

Basic income per share, based upon 6,599,912 shares outstanding (Note 7)	$.24	$.21

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$1,573,000	$1,385,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	680,000	664,000
Deferred income taxes	118,000	293,000
Changes in assets and liabilities:
Increase in:
Income taxes receivable	—	(12,000)
Prepaid and other	(151,000)	—
Accounts payable and accrued expenses	76,000	—
Current income taxes payable	346,000	—
Deferred leasing revenues	—	72,000
Decrease in:
Prepaid and other	—	61,000
Income taxes receivable	12,000	—
Accounts payable and accrued expenses	—	57,000
Current income taxes payable	—	(18,000)

Net cash provided by operating activities	2,654,000	2,502,000

Cash used in investing activities, payments for properties and equipment	(441,000)	(2,794,000)

Cash used in financing activities, payment of dividends	(792,000)	(726,000)

Increase (decrease) in cash and cash equivalents	1,421,000	(1,018,000)
Cash and cash equivalents, beginning	1,974,000	2,992,000

Cash and cash equivalents, ending	$3,395,000	$1,974,000

Supplemental disclosure:
Cash paid for income taxes	$634,000	$647,000

Non-cash investing and financing activities:
Capital expenditures financed through accounts payable	$85,000	$116,000

Issuance in the form of a stock dividend of 3,299,956 shares of Class B Common Stock on a one-for-one basis for each share of Class A Common Stock held	$—	$—

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007
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

The principal difference between the two segments relates to the nature of the operations. The tenants in the leasing segment incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon; whereas the Company is responsible for the operating and maintenance expenditures, including a portion of the real property taxes, as well as capital improvements at the Facility.

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

Fair value of financial instruments:

As of January 1, 2008, the Company adopted Statement of Financial Accounting Standards (FAS) No. 157 (Fair Value Measurements) for items that are recognized or disclosed at fair value in the financial statements on a recurring basis and is utilizing Level 1 inputs to measure their fair market value. The Financial Accounting Standards Board (FASB) issued FASB Staff Bulletin (FSP) 157-2, which permitted a delay in the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities measured or disclosed on a non-recurring basis. The effect of the adoption of this Statement is not material.

The Company believes that the fair value of financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate their respective book values at December 31, 2008 and 2007.

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2008 and 2007, cash equivalents consisted of an overnight uninsured sweep with the Company’s principal bank totaling $3,188,000 and $1,866,000, respectively.

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

Certain of the Company’s long-term land leases, including the outdoor advertising locations, provide for presently known scheduled rent increases over the remaining terms (26 to 146 years). In accordance with the provisions of FAS No. 13 (Accounting for Leases) and certain of its interpretations, the Company recognizes leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as revenue that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.

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

The Company adopted the provisions of FASB Interpretation No. 48 (Accounting for Uncertainty in Income Taxes) on January 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FAS No. 109 (Accounting for Income Taxes). Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements.

New accounting standards:

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects that none of the new standards would have a significant impact on its consolidated financial statements.

3.	Properties and equipment:

Properties and equipment consists of the following:

	Estimated
	Useful Life	December 31,
	in Years	2008	2007
Properties on lease or held for lease:
Land and land improvements	—	$4,621,000	$4,621,000
Building	39	1,772,000	1,699,000

		6,393,000	6,320,000

Petroleum storage facility, on lease:
Land and land improvements	—	5,591,000	5,561,000
Buildings and structures	33	1,684,000	1,406,000
Tanks and equipment	15-20	14,593,000	14,569,000

		21,868,000	21,536,000

Equipment	5-10	131,000	126,000

		28,392,000	27,982,000

Less accumulated depreciation:
Properties on lease or held for lease		60,000	16,000
Petroleum storage facility, on lease		7,789,000	7,160,000
Equipment		96,000	89,000

		7,945,000	7,265,000

		$20,447,000	$20,717,000

In November 2007, the Company purchased a building and accompanying land for $2,329,000, which is contiguous on the north and east with Parcel 20 already owned by the Company. The Company is leasing a portion of the building to three tenants under short-term leasing arrangements. In February 2009, the Company entered into a contract for the historic restoration of the building and utility infrastructure at a cost of $1,750,000. Construction will commence in the spring of 2009 and should be completed by year-end.

4.	Description of leasing arrangements:

Long-term land leases:

As of December 31, 2008, the Company had entered into five long-term land leases for five separate parcels upon which the improvements have been completed (“developed parcels”). In 2005, two additional long-term land leases commenced (“undeveloped parcels”) and construction of the improvements is in process on both parcels.

Under the seven land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed under these arrangements. Accordingly, the amounts paid by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. For the years ended December 31, 2008 and 2007, the real property taxes attributable to the Company’s land under these seven leases are $1,437,000 and $1,434,000, respectively.

Under one of the leases which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007, which credit now totals $520,000, the maximum amount, and is reported as deferred leasing revenues on the accompanying consolidated balance sheets. During the periods that the tenant is entitled to the credit (commencing in 2010), the Company will reclassify deferred leasing revenues to leasing revenues.

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

Under one of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenant) which totaled $56,000 and $59,000 for the years ended December 31, 2008 and 2007, respectively.

The Company also leases various parcels of land for outdoor advertising purposes to Lamar under a lease having a remaining term of 26 years. Effective June 1, 2006, the Company entered into an Amended and Restated Agreement with Lamar which among other things provides the following: (1) the base rent will increase annually in fixed increases of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company the difference between 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period reduced by the sum of (a) commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period (“contingent revenue”). For the years ended December 31, 2008 and 2007, contingent revenues totaled $88,000 and $71,000, respectively. In all other respects, the lease remains substantially unchanged.

At December 31, 2008, there are 25 locations under lease with 48 billboard faces. Of these locations, 22 are controlled through easements and 3 are leased from third parties under operating leases with remaining terms of one to seven years.

Minimum future contractual rental payments to be received from noncancellable long-term leases as of December 31, 2008 are:

Year ending December 31,

2009	$2,137,000
2010	2,278,000
2011	2,858,000
2012	3,135,000
2013	3,220,000
2014 to 2153	711,459,000

$725,087,000

For those leases with presently known scheduled rent increases at December 31, 2008 and 2007, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) and the portion of the excess of straight-line over contractual rentals which management has concluded is realizable when payable over the terms of the leases is as follows:

	2008	2007

Cumulative excess of straight-line over contractual rentals	$35,231,000	$30,539,000
Amount management has not been able to conclude is collectible	35,189,000	30,496,000

Accrued leasing revenues, which are included in prepaid and other on the accompanying consolidated balance sheets	$42,000	$43,000

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

In November 2007, the Company purchased a building and underlying land, which is part of Parcel 20 owned by the Company. The Company is leasing a portion of the building to three tenants under short-term leases (one year or less) at a current annual rental of $120,000.

5.	Petroleum storage facility:

Current operations:

The Company and Global are parties to a lease agreement whereby the Company operates the entire Facility for Global. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements.

The lease provides as follows:
•	The lease expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice;

•	Global may terminate the lease on the anniversary date (April 30) provided it gives at lease one year’s written notice;

•	Global will pay a monthly rent subject to annual cost-of-living adjustments;

•	Global will reimburse the Company for real property taxes in excess of $106,000 annually; and

•	The Company will receive an additional $.10 per barrel for every barrel in excess of 4,000,000 barrels of throughput in any lease year (contingent revenue).
For the years ended December 31, 2008 and 2007, the Company earned contingent revenue of $86,000 and $171,000, respectively.

The monthly rent at January 1, 2007 was $277,000 and increased to $285,000 in May 2007 and $296,000 in May 2008 as a result of the scheduled annual cost-of-living adjustments in May of each year.

Effective May 2003, Global has an option to purchase the Facility at any time during the term of the lease (other than the last year thereof) on the terms and conditions set forth in a separate option agreement. Under a companion agreement, Global agreed to make certain improvements at the Pier which totaled approximately $300,000 in 2008. No improvements were made in 2007. [See Wilkesbarre Pier below].

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through December 31, 2008, the Company has expended $119,000. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

Environmental incident:

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. However, in the 1950’s gasoline was stored on the Company’s property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified RIDEM. RIDEM subsequently identified Power Test Realty Partnership (Power Test), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Power Test challenged that determination and, after an administrative hearing, on October 20, 2008, a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM. Getty Properties Corp. is the general partner of Power Test. On November 18, 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, on November 26, 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed fine. There can be no assurance that the Superior Court will affirm the decision of the Administrative Hearing Officer.

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

Income tax expense is comprised of the following components:

	2008	2007
Current:
Federal	$770,000	$519,000
State	222,000	110,000

	992,000	629,000

Deferred:
Federal	85,000	218,000
State	33,000	75,000

	118,000	293,000

	$1,110,000	$922,000

A reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:

	2008	2007

Computed “expected” tax	$913,000	$784,000
Increase (decrease) in “expected” tax resulting from:
State income tax, net of Federal income tax benefit	164,000	140,000
Non-deductible expenses	33,000	(2,000)

	$1,110,000	$922,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2008	2007
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis:
Cost differences	$3,517,000	$3,517,000
Depreciation differences	1,996,000	1,874,000

	5,513,000	5,391,000
Insurance premiums	75,000	80,000

	5,588,000	5,471,000
Gross deferred tax assets	(319,000)	(320,000)

	$5,269,000	$5,151,000

The Company’s Federal and State (Rhode Island and Massachusetts) income tax returns for the years 2005, 2006 and 2007 remain subject to examination.

7.	Shareholders’ equity:

In November 2008, the Company restated its Articles of Incorporation:
•	To create a new class of common stock of the Company to be designated Class B Common Stock consisting of 3,500,000 shares, $.01 par value per share;

•	To increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 shares; and

•	To provide for certain transfer and ownership restrictions as set forth therein.
In December 2008, the Company issued (in the form of a stock dividend) 3,299,956 shares of Class B Common Stock on a one-for-one basis for each share of Class A Common Stock held. The Company accounted for the stock split effective in the form of a dividend by transferring $33,000 from capital in excess of par to Class B Common Stock on December 11, 2008.

The holders of Class A and the Class B Common Stock vote together as a single class on all matters submitted to the shareholders of the Company except for the election of the Board of Directors and except in connection with certain major corporate actions, including a sale of the Company. The holders of Class A Common Stock, voting as a separate class, elect one-third of the Board of Directors. The holders of Class B Common Stock, voting as a separate class, will elect the remainder of the Board of Directors.

Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at anytime.

The Class A Common Stock is listed on the Premier QX Tier of the OTCQX (Pink Sheets). The Class B Common Stock is not listed on any national or regional stock exchange, or on the National Association of Securities Dealers Automated Quotation National Market System or on the OTCQX (Pink Sheets).

The holders of Class A and Class B Common Stock share equally in the earnings of the Company.

The holders of Class A and Class B Common Stock share equally in dividends declared by the Company. Dividends on common stock for periods prior to December 2008 and basic income per share on the accompanying consolidated statements of income and retained earnings have been restated to give effect to the additional shares outstanding.

The Company’s Restated Articles of Incorporation prohibits any shareholder from acquiring more than a 5% interest in the Company’s classes of common stock and prohibits any shareholder or any beneficial owner who, at the time of the filing of the Restated Articles of Incorporation owned 5% or more of the Company’s classes of common stock from increasing their percentage ownership of either class of common stock. Should a shareholder acquire a number of shares that results in the limitation being exceeded, shares in excess of the limitation would be automatically converted into an equal number of shares of Excess Stock, which class was authorized pursuant to the 2001 Amendment to the Company’s Articles of Incorporation. Excess Stock is non-voting and is not entitled to dividends. However, the shareholder may designate a qualifying transferee for shares of Excess Stock, at which time such shares would be converted and reissued as Class A or Class B Common shares as the case may be.

The purpose for creating the Class B Common Stock was to put the Company in the position to qualify to be taxed as a real estate investment trust (“REIT”). One of the qualifications to be taxed as a REIT is that no more than 50% of the shares of a company can be held by five or fewer individuals during the last half of each taxable year. Currently, the majority shareholder controls 52.3% of the Company’s outstanding common stock and three other shareholders each own more than 5% of the Company’s outstanding common stock. In order for the Company to qualify to be taxed as a REIT, the major shareholders’ ownership of the Company’s issued and outstanding common stock would need to be reduced below the 50% level.
8.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest income, and certain corporate expenses.

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the years ended December 31, 2008 and 2007.

The following financial information is used for making operating decisions and assessing performance of the Company’s segments:

	December 31,
	2008	2007
Leasing:
Revenues:
Long-term leases:
Contractual	$2,122,000	$2,053,000
Contingent	144,000	130,000
Option	—	100,000
Excess of contractual over straight-line rentals	(1,000)	(1,000)
Short-term leases	715,000	571,000

	$2,980,000	$2,853,000

Property tax expense	$476,000	$447,000

Depreciation	$44,000	$4,000

Income before income taxes	$2,284,000	$2,287,000

Assets	$6,521,000	$6,498,000

Properties and equipment, additions	$73,000	$2,329,000

Petroleum storage:
Revenues:
Contractual	$3,691,000	$3,543,000
Contingent	86,000	171,000

Total revenues	$3,777,000	$3,714,000

Property tax expense	$205,000	$204,000

Depreciation	$629,000	$657,000

Income before income taxes	$1,590,000	$1,263,000

Assets	$14,582,000	$14,625,000

Properties and equipment:
Additions	$332,000	$551,000
Deletion	—	(73,000)

	$332,000	$478,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements:

	2008	2007
Revenues and other income:
Revenues for operating segments:
Leasing	$2,980,000	$2,853,000
Petroleum storage	3,777,000	3,714,000

	6,757,000	6,567,000
Other income, income	21,000	128,000

Total consolidated revenues and other income	$6,778,000	$6,695,000

	2008	2007
Property tax expense:
Property tax expense for operating segments:
Leasing	$476,000	$447,000
Petroleum storage	205,000	204,000

	681,000	651,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$682,000	$652,000

Depreciation:
Depreciation for operating segments:
Leasing	$44,000	$4,000
Petroleum storage	629,000	657,000

	673,000	661,000
Unallocated corporate depreciation	7,000	3,000

Total consolidated depreciation	$680,000	$664,000

Income before income taxes:
Income for operating segments:
Leasing	$2,284,000	$2,287,000
Petroleum storage	1,590,000	1,263,000

	3,874,000	3,550,000
Interest income	21,000	128,000
Unallocated corporate expenses	(1,212,000)	(1,371,000)

Total consolidated income before income taxes	$2,683,000	$2,307,000

Assets:
Assets for operating segments:
Leasing	$6,521,000	$6,498,000
Petroleum storage	14,582,000	14,625,000

	21,103,000	21,123,000
Corporate cash and cash equivalents	3,189,000	1,866,000
Other unallocated amounts	35,000	48,000

Total consolidated assets	$24,327,000	$23,037,000

Additions and deletions to properties and equipment:
Leasing	$73,000	$2,329,000
Petroleum storage	332,000	478,000

	405,000	2,807,000
Unallocated corporate additions to properties and equipment	5,000	29,000

Total consolidated additions (deletions)	$410,000	$2,836,000

The following table sets forth those customers whose revenues exceed 10% of the Company’s segment revenues:

	2008	2007
Leasing segment:
Lamar Outdoor Advertising, LLC	$842,000	$805,000
Metropark, Ltd	587,000	558,000
Gramercy Capital Corp	468,000	468,000
AvalonBay Communities, Inc.	401,000	404,000

	$2,298,000	$2,235,000

Petroleum storage segment: Global Companies, LLC	$3,777,000	$3,714,000

9.	Fourth quarter transactions:

For 2008: In July 2008, the Company’s Board of Directors unanimously approved recommending to shareholders, among other items, a reverse stock split of 75 to 1 with respect to the Company’s outstanding common stock. In addition, the Directors also unanimously approved an amendment to the Company’s Articles of Incorporation to create a Class B common stock (see Note 7). The Board originally anticipated that the reverse stock split would result in the Company having less than 300 shareholders which would permit the Company to suspend the registration of its common stock under the Securities Exchange Act of 1934. As a result of an increase in the number of shareholders following the public announcement of the Board’s recommendations, at a special shareholder meeting held November 21, 2008, the shareholders were asked to approve the reverse stock split and approve granting to the Board of Directors for a period of ninety (90) days following the approval of the reverse stock split, the right to determine whether the reverse stock split should proceed even if it would result in the Company not having less than 300 shareholders. Following the special shareholders meeting, the Board of Directors decided not to implement the reverse stock split, given the cost to the Company and the relatively small benefit to be derived.

At September 30, 2008, the Company had incurred costs of $160,000, which were included in prepaid and other on the consolidated balance sheet at September 30, 2008 pending the final decision concerning the reverse stock split. Total costs of $232,000 (including the $160,000) were included in general and administrative expense in the fourth quarter.

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
Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2008.
Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2008, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”
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
Changes in Internal Control Over Financial Reporting.
During the quarter ended December 31, 2008, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2009 Annual Meeting of the Shareholders to be filed with the SEC.
The following are the executive officers of the Registrant:

			Date of First
Name	Age	Office Held	Election to Office
Robert H. Eder	76	President, Capital Properties, Inc.	1995
Barbara J. Dreyer	70	Treasurer, Capital Properties, Inc.	1997
Stephen J. Carlotti	66	Secretary, Capital Properties, Inc.	1998
Todd D. Turcotte	37	President, Capital Terminal Company	2008
		and Vice President, Capital Properties, Inc.
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
The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors”, “Compensation Discussion and Analysis”, and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) and (c)			The consolidated financial statements are included in Item 8.

(b)	Exhibits:

	3.1		Restated Articles of Incorporation (Effective November 22, 2008)

	3.2		By-laws, as amended December 10, 2007 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007).

	10		Material contracts:

		(a)	Lease between Metropark, Ltd. and Company:

		(i)	Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004), as amended.

		(b)	Miscellaneous contract:

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

DATED: March 16, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder Robert H. Eder	March 16, 2009
President and Director
Principal Executive Officer

/s/ Barbara J. Dreyer	March 18, 2009

Barbara J. Dreyer
Treasurer, Principal Financial Officer
and Principal Accounting Officer

/s/ Alfred J. Corso	March 16, 2009

Alfred J. Corso, Director

/s/ Harris N. Rosen	March 16, 2009

Harris N. Rosen, Director