Form 10-Q
period 2009-03-31
CAPITAL PROPERTIES INC /RI/
filed 2009-05-04
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of March 31, 2009, the Company had 3,319,034 shares of Class A Common Stock and 3,280,878 shares of Class B Common Stock outstanding.

CAPITAL PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

Page
PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4. Controls and Procedures	15

PART II – OTHER INFORMATION

Item 6. Exhibits	16

Signatures	20
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
Item 1. Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	December 31,
	(unaudited)	2008
ASSETS

Properties and equipment (net of accumulated depreciation)	$20,421,000	$20,447,000
Cash and cash equivalents	3,407,000	3,395,000
Prepaid and other	311,000	485,000

	$24,139,000	$24,327,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$295,000	$238,000
Environmental remediation	81,000	81,000
Other	189,000	416,000
Deferred leasing revenues	520,000	520,000
Income taxes:
Current	170,000	346,000
Deferred, net	5,259,000	5,269,000

	6,514,000	6,870,000

Commitment (Note 4)

Shareholders’ equity (Note 8):
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,319,034 shares at March 31, 2009 and 3,299,956 shares at December 31, 2008	33,000	33,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding 3,280,878 shares March 31, 2009 and 3,299,956 shares at December 31, 2008	33,000	33,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	11,762,000	11,762,000
Retained earnings	5,797,000	5,629,000

	17,625,000	17,457,000

	$24,139,000	$24,327,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
Revenues and other income:
Revenues:
Leasing	$714,000	$715,000
Petroleum storage facility	936,000	951,000

	1,650,000	1,666,000
Other income, interest	—	7,000

	1,650,000	1,673,000

Expenses:
Leasing	203,000	190,000
Petroleum storage facility	577,000	515,000
General and administrative	259,000	291,000

	1,039,000	996,000

Income before income taxes	611,000	677,000

Income tax expense:
Current	255,000	257,000
Deferred	(10,000)	16,000

	245,000	273,000

Net income	$366,000	$404,000

Basic income per share based upon 6,599,912 shares outstanding (Note 8)	$.06	$.06

Dividends per share on common stock based upon 6,599,912 shares outstanding (Note 8)	$.03	$.03

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$366,000	$404,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	173,000	179,000
Deferred income taxes	(10,000)	16,000
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	(172,000)	51,000

Net cash provided by operating activities	357,000	650,000

Cash used in investing activities, payments for properties and equipment	(147,000)	(130,000)

Cash used in financing activities, payment of dividends	(198,000)	(198,000)

Increase in cash and cash equivalents	12,000	322,000
Cash and cash equivalents, beginning	3,395,000	1,974,000

Cash and cash equivalents, ending	$3,407,000	$2,296,000

Supplemental disclosure, cash paid for income taxes	$431,000	$56,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”), operate in two segments: (1) Leasing and (2) Petroleum Storage.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of a parking garage), the leasing of a portion of its building (“Steeple Street Building”) under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements.

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

The accompanying condensed consolidated balance sheet as of December 31, 2008, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Recent pronouncements:

In April 2009, the Financial Accounting Standards Board (“FASB”) released Staff Position (“FSP”) 107-1 and APB 28-1 (Interim Disclosures About Fair Value of Financial Instruments). The FSP requires disclosure about fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company elected to adopt the FSP prior to its effective date.

As of January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 157 (Fair Value Measurements) for items that are recognized or disclosed at fair value in the financial statements on a recurring basis and is utilizing Level 1 inputs to measure their fair market value. FASB issued FSP 157-2, which permitted a delay in the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities measured or disclosed on a non-recurring basis. The effect of the adoption of this Statement is not material.

The Company believes that the fair value of financial instruments, including cash and accounts payable and accrued expenses, approximate their respective book values at March 31, 2009.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	March 31,	December 31,
	2009	2008
Properties on lease or held for lease:
Land and land improvements	$4,621,000	$4,621,000
Building	1,864,000	1,772,000

	6,485,000	6,393,000

Petroleum storage facility, on lease:
Land and land improvements	5,591,000	5,591,000
Buildings and structures	1,739,000	1,684,000
Tanks and equipment	14,593,000	14,593,000

	21,923,000	21,868,000

Office equipment	131,000	131,000

	28,539,000	28,392,000

Less accumulated depreciation:
Properties on lease or held for lease	71,000	60,000
Petroleum storage facility, on lease	7,950,000	7,789,000
Office equipment	97,000	96,000

	8,118,000	7,945,000

	$20,421,000	$20,447,000

In February 2009, the Company entered into a contract at a cost of $2,100,000 for the historic restoration and utility infrastructure of the Steeple Street building purchased in November 2007. Construction will commence in the spring of 2009 and should be completed within twelve months.

5.	Description of leasing arrangements:

As of March 31, 2009, the Company had entered into five long-term land leases for five separate parcels upon which the improvements have been completed (“developed parcels”). In 2005, two additional long-term land leases commenced (undeveloped parcels) and construction of the improvements is in process on both parcels.

Under the seven land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed under these arrangements. Accordingly, the amounts paid by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. For the three months ended March 31, 2009 and 2008, the real property taxes attributable to the Company’s land under these leases are $360,000 and $365,000 respectively.

Under one of the leases which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007, which credit now totals $520,000, the maximum amount and is reported as deferred leasing revenues on the accompanying consolidated balance sheets. During the periods that the tenant is entitled to the credit (commencing in 2010), the Company will reclassify deferred leasing revenues to leasing revenues.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through March 31, 2009, the Company has expended $119,000. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

Environmental incident:

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. However, in the 1950’s gasoline was stored on the Company’s property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified RIDEM. RIDEM subsequently identified Power Test Realty Partnership (Power Test), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Power Test challenged that determination and, after an administrative hearing, in October 2008, a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM. Getty Properties Corp. is the general partner of Power Test. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed fine. There can be no assurance that the Superior Court will affirm the decision of the Administrative Hearing Officer. On April 2, 2009, the Company sued Power Test in the Rhode Island Superior Court seeking remediation of the site or, in the alternative, the cost of the remediation. There can be no assurance that the Company will prevail in this litigation.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	March 31,	December 31,
	2009	2008
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,516,000	$5,513,000
Insurance premiums and accrued leasing revenue	67,000	92,000

	5,583,000	5,605,000
Gross deferred tax assets	(324,000)	(336,000)

	$5,259,000	$5,269,000

8.	Shareholders’ equity:

In November 2008, the Company restated its Articles of Incorporation:
•	To create a new class of common stock of the Company to be designated Class B Common Stock consisting of 3,500,000 shares, $.01 par value per share;

•	To increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 shares; and

•	To provide for certain transfer and ownership restrictions as set forth therein.
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

Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at anytime. For the three months ended March 31, 2009, 19,078 shares were converted.

The Class A Common Stock is listed on the Premier QX Tier of the OTCQX (Pink Sheets). The Class B Common Stock is not listed on any national or regional stock exchange, or on the National Association of Securities Dealers Automated Quotation National Market System or on the OTCQX (Pink Sheets).

The holders of Class A and Class B Common Stock share equally in the earnings of the Company.

The holders of Class A and Class B Common Stock share equally in dividends declared by the Company. For the three months ended March 31, 2008, dividends on common stock and basic income per share on the accompanying consolidated statement of income and retained earnings have been restated to give effect to the additional shares outstanding.

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

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the three months ended March 31, 2009 and 2008.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three months ended March 31, 2009 and 2008:

	2009	2008
Leasing:
Revenues:
Long-term leases:
Contractual	$527,000	$521,000
Contingent	12,000	14,000
Short-term leases	175,000	180,000

Total revenues	$714,000	$715,000

Property tax expense	$123,000	$134,000

Depreciation	$11,000	$18,000

Income before income taxes	$511,000	$525,000

Assets	$6,614,000	$6,446,000

Properties and equipment, additions	$92,000	$—

Petroleum storage:
Revenues:
Contractual	$936,000	$901,000
Contingent	—	50,000

Total revenues	$936,000	$951,000

Property tax expense	$53,000	$52,000

Depreciation	$161,000	$160,000

Income before income taxes	$359,000	$436,000

Assets	$14,298,000	$14,559,000

Properties and equipment, additions	$55,000	$9,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2009 and 2008:

	2009	2008
Revenues and other income:
Revenues for operating segments:
Leasing	$714,000	$715,000
Petroleum storage	936,000	951,000

	1,650,000	1,666,000
Interest income	—	7,000

Total consolidated revenues and other income	$1,650,000	$1,673,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$123,000	$134,000
Petroleum storage	53,000	52,000

	176,000	186,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$177,000	$187,000

Depreciation:
Depreciation for operating segments:
Leasing	$11,000	$18,000
Petroleum storage segment:	161,000	160,000

	172,000	178,000
Unallocated corporate depreciation	1,000	1,000

Total consolidated depreciation	$173,000	$179,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$511,000	$525,000
Petroleum storage	359,000	436,000

	870,000	961,000
Interest income	—	7,000
Unallocated corporate expenses	(259,000)	(291,000)

Total consolidated income before income taxes	$611,000	$677,000

Assets:
Assets for operating segments:
Leasing	$6,614,000	$6,446,000
Petroleum storage	14,298,000	14,559,000

	20,912,000	21,005,000
Corporate cash and cash equivalents	3,193,000	2,172,000
Other unallocated amounts	34,000	40,000

Total consolidated assets	$24,139,000	$23,217,000

Additions to properties and equipment:
Assets for operating segments:
Leasing	$92,000	$—
Petroleum storage	55,000	9,000

	147,000	9,000
Unallocated corporate additions to properties and equipment	—	5,000

Total consolidated additions	$147,000	$14,000

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

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2008. There have been no changes to the application of this accounting policy since December 31, 2008.

Segments:

The Company operates in two segments, leasing and petroleum storage.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of a parking garage), the leasing of a portion of the Steeple Street Building under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements.

The petroleum storage segment consists of operating the Facility located in East Providence, Rhode Island, for Global.

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
2.	Results of operations:

Three months ended March 31, 2009 compared to three months ended March 31, 2008:

Leasing segment:

	2009	2008	Difference
Leasing revenues	$714,000	$715,000	$(1,000)
Leasing expense	203,000	190,000	$13,000

	$511,000	$525,000

Leasing revenue remained at the 2008 level. Leasing expense increased due to repairs and maintenance of the Steeple Street Building.

Petroleum storage segment:

	2009	2008	Difference
Petroleum storage facility revenues	$936,000	$951,000	$(15,000)
Petroleum storage facility expense	577,000	515,000	$62,000

	$359,000	$436,000

Petroleum storage facility revenue decreased due to no contingent revenue earned in 2009 because of lower throughput offset in part by higher monthly rent resulting from the annual cost-of-living adjustment May 1, 2008. Petroleum storage facility expense increased principally due to legal fees associated with a Wilkesbarre Pier litigation and a litigation against Power Test Realty Partnership in connection with the environmental incident in 2002 in which the Company is seeking remediation of the site or, in the alternative, the cost of remediation.

Due to a decrease in the cost-of-living, there is no rent adjustment under the lease for the petroleum storage facility for the contract year commencing May 1, 2009.

General:

For the three months ended March 31, 2009, general and administrative expense decreased $32,000 from 2008. In February 2008, the Company paid $28,000 in listing fees to the American Stock Exchange from which the Company delisted in December 2008.

Other income, interest:

Interest income decreased because the Company elected in February 2009 to maintain all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.

3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

During the first quarter of 2009, the Company’s operating activities produced $357,000 of cash. Cash and cash equivalents increased by $12,000 for the quarter. The principal utilization of cash during the quarter was for the payment of dividends of $198,000 and the payment of income taxes of $431,000.

Cash and cash commitments:

At March 31, 2009, the Company had cash of $3,407,000. Effective February 2009, the Company maintains all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.

Under the terms of the Company’s long-term land leases, appraisals of the premises are periodically required at various stated intervals to provide the basis for recalculating the annual rent. However, if as a result of such appraisal the annual rent is calculated to be less than the then current rent, the annual rent will remain at the current level.
•	The first of such scheduled appraisals will commence in the second quarter of 2009 for Parcel 3S to determine what amount, if any, the annual rent will be increased October 1, 2009. The current annual rent is $468,000.

•	A second appraisal commences later this year for Parcel 8 to determine what amount, if any, the annual rent will be increased February 1, 2010. The current annual rent is $223,000.
In the next twelve months, the Company anticipates expending $2,100,000 from available cash for the historic restoration and improvements to the Steeple Street Building. The Company anticipates that the expenditures will qualify for Federal historic tax credits.

The Company expects that cash generated from current operations will continue to be sufficient to meet operating expenses, ordinary capital expenditures and the current level of dividends.

In April 2009, the Company declared a quarterly dividend of $198,000 ($.03 per common share, which is the equivalent of the $.06 per common share paid prior to the stock dividend in December 2008), which dividend will be paid in May 2009. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The current world-wide financial crisis has had some impact on the Company’s results of operations to date. At the request of the short-term parking tenant, the Company had agreed not to increase the rent for the period January 1, 2009 to March 31, 2009. The Company has further agreed to reduce the rent for the balance of 2009. Another tenant under a long-term land lease has requested temporary rent relief for the period of January 1, 2009 to May 31, 2010, which request the Company has granted. These rent reductions are not material. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of the financial crisis on its major tenants and, therefore, cannot predict whether any other tenants will request such relief or concessions.

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

PART II – OTHER INFORMATION
Item 6. Exhibits
(b)	Exhibits:
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008).

3.2	By-laws, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007).

10	Material contracts:
(a)	Lease between Metropark, Ltd. and Company:

(i)	Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004), as amended.

(b)	Miscellaneous contract:

(i)	Option Agreement to Purchase Real Property and Related Assets, dated June 9, 2003, by and between Dunellen, LLC and Global Companies, LLC (incorporated by reference to Exhibit 10(b)(i) to the registrant’s Report on Form 10-QSB/A for the quarterly period ended June 30, 2003), as amended.
31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder Robert H. Eder
President and Principal Executive Officer

By	/s/ Barbara J. Dreyer

Barbara J. Dreyer
Treasurer and Principal Financial Officer
     DATED: April 28, 2009