Form 10-Q
period 2009-06-30
CAPITAL PROPERTIES INC /RI/
filed 2009-07-30
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(401) 435-7171
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock, $.01 par value	Name of each exchange on which registered OTCQX (Pink Sheets)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the Company had 3,596,425 shares of Class A Common Stock and 3,003,487 shares of Class B Common Stock outstanding.

CAPITAL PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

Page
PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 6. Exhibits	17

Signatures	18
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
Item 1. Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	December 31,
	(unaudited)	2008
ASSETS

Properties and equipment (net of accumulated depreciation)	$20,503,000	$20,447,000
Cash and cash equivalents	3,313,000	3,395,000
Prepaid and other	433,000	485,000

	$24,249,000	$24,327,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$245,000	$238,000
Environmental remediation	81,000	81,000
Other	357,000	416,000
Deferred leasing revenues	520,000	520,000
Income taxes:
Current	—	346,000
Deferred, net	5,247,000	5,269,000

	6,450,000	6,870,000

Commitment (Note 4)

Shareholders’ equity (Note 8):
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,596,425 shares at June 30, 2009 and 3,299,956 shares at December 31, 2008	36,000	33,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding 3,003,487 shares June 30, 2009 and 3,299,956 shares at December 31, 2008	30,000	33,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	11,762,000	11,762,000
Retained earnings	5,971,000	5,629,000

	17,799,000	17,457,000

	$24,249,000	$24,327,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Revenues and other income:
Revenues:
Leasing	$760,000	$813,000	$1,474,000	$1,528,000
Petroleum storage facility	949,000	951,000	1,885,000	1,902,000

	1,709,000	1,764,000	3,359,000	3,430,000
Other income, interest	—	4,000	—	11,000

	1,709,000	1,768,000	3,359,000	3,441,000

Expenses:
Leasing	204,000	179,000	407,000	369,000
Petroleum storage facility	647,000	545,000	1,224,000	1,060,000
General and administrative	231,000	254,000	490,000	545,000

	1,082,000	978,000	2,121,000	1,974,000

Income before income taxes	627,000	790,000	1,238,000	1,467,000

Income tax expense:
Current	267,000	326,000	522,000	583,000
Deferred	(12,000)	3,000	(22,000)	19,000

	255,000	329,000	500,000	602,000

Net income	$372,000	$461,000	$738,000	$865,000

Basic income per common share based upon 6,599,912 shares outstanding (Note 8)	$.06	$.07	$.11	$.13

Dividends per share on common stock based upon 6,599,912 shares outstanding (Note 8)	$.03	$.03	$.06	$.06

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$738,000	$865,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	346,000	344,000
Deferred income taxes	(22,000)	19,000
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	(461,000)	17,000

Net cash provided by operating activities	601,000	1,245,000

Cash used in investing activities, payments for properties and equipment	(287,000)	(159,000)

Cash used in financing activities, payment of dividends	(396,000)	(396,000)

Increase (decrease) in cash and cash equivalents	(82,000)	690,000
Cash and cash equivalents, beginning	3,395,000	1,974,000

Cash and cash equivalents, ending	$3,313,000	$2,664,000

Supplemental disclosures:
Cash paid for income taxes	$941,000	$381,000

Non-cash investing and financing activities:
Capital expenditures financed through accounts payable	$115,000	$(116,000)

Conversion of Class B Common Stock into Class A Common Stock	$3,000	$—

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

The accompanying condensed consolidated balance sheet as of December 31, 2008, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Recent pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168 (The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U. S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect FAS No. 168 to have a material impact on the preparation of the Company’s consolidated financial statements.

As of June 30, 2009, the Company adopted FAS No. 165 (Subsequent Events) which establishes the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued. The adoption of FAS No. 165 did not have a material impact on the financial statements.

In April 2009, FASB released Staff Position (“FSP”) 107-1 and APB 28-1 (Interim Disclosures About Fair Value of Financial Instruments). The FSP requires disclosure about fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company elected to adopt the FSP prior to its effective date.

Effective January 1, 2008, the Company adopted FAS No. 157 (Fair Value Measurements), except as it applied to the non-financial assets and liabilities measured or disclosed on a non-recurring basis for which the application was delayed to fiscal year years beginning after November 15, 2008 under FSP 157-2. Effective January 1, 2009, the Company adopted FAS No 157 as it relates to non-financial assets and liabilities measured or disclosed on a non-recurring basis. The Company is utilizing Level 1 inputs to measure fair value. The effect of the adoption of this Statement is not material.

The Company believes that the fair value of financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate their respective book values at June 30, 2009.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	June 30,	December 31,
	2009	2008
Properties on lease or held for lease:
Land and land improvements	$4,621,000	$4,621,000
Building, Steeple Street	1,774,000	1,772,000
Construction in progress	333,000	—

	6,728,000	6,393,000

Petroleum storage facility, on lease:
Land and land improvements	5,591,000	5,591,000
Buildings and structures	1,744,000	1,684,000
Tanks and equipment	14,600,000	14,593,000

	21,935,000	21,868,000

Office equipment	131,000	131,000

	28,794,000	28,392,000

Less accumulated depreciation:
Properties on lease or held for lease	81,000	60,000
Petroleum storage facility, on lease	8,111,000	7,789,000
Office equipment	99,000	96,000

	8,291,000	7,945,000

	$20,503,000	$20,447,000

In February 2009, the Company entered into a construction contract at a cost of $2,100,000 for the historic restoration and utility infrastructure of the Steeple Street building. Construction commenced in June 2009 and should be completed within twelve months.

5.	Description of leasing arrangements:

As of June 30, 2009, the Company had entered into five long-term land leases for five separate parcels upon which the improvements have been completed (“developed parcels”). In 2005, two additional long-term land leases commenced (undeveloped parcels) and construction of the improvements is in process on both parcels.

Under the seven land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed under these arrangements. Accordingly, the amounts paid by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. The real property taxes attributable to the Company’s land under these leases totaled $360,000 and $720,000, respectively for the three and six months ended June 30, 2009, and $366,000 and $731,000, respectively, for the three and six months ended June 30, 2008.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through June 30, 2009, the Company has expended $119,000. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

Environmental incident:

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. However, in the 1950’s gasoline was stored on the Company’s property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified RIDEM. RIDEM subsequently identified Power Test Realty Partnership (Power Test), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Power Test challenged that determination and, after an administrative hearing, in October 2008, a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM. Getty Properties Corp. is the general partner of Power Test. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed fine. There can be no assurance that the Superior Court will affirm the decision of the Administrative Hearing Officer. On April 2, 2009, the Company sued Power Test and Getty Properties Corp. in the Rhode Island Superior Court seeking remediation of the site or, in the alternative, the cost of the remediation. On May 1, 2009, Power Test and Getty Properties removed the action to the United States District Court for the District of Rhode Island. On May 22, 2009, Power Test and Getty Properties answered the Complaint and filed a Counterclaim against Dunellen, LLC and Capital Terminal Company alleging that the Dunellen, LLC and Capital Terminal Company are responsible for the contamination. There can be no assurance that the Company will prevail in this litigation.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	June 30,	December 31,
	2009	2008
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,519,000	$5,513,000
Insurance premiums and accrued leasing revenue	48,000	92,000

	5,567,000	5,605,000
Gross deferred tax assets	(320,000)	(336,000)

	$5,247,000	$5,269,000

8.	Shareholders’ equity:

In November 2008, the Company restated its Articles of Incorporation:
•	To create a new class of common stock of the Company to be designated Class B Common Stock consisting of 3,500,000 shares, $.01 par value per share;

•	To increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 shares; and

•	To provide for certain transfer and ownership restrictions as set forth therein.
In December 2008, the Company issued (in the form of a stock dividend) 3,299,956 shares of Class B Common Stock on a one-for-one basis for each share of Class A Common Stock held. The Company accounted for the stock split effective in the form of a dividend by transferring $33,000 from capital in excess of par to Class B Common Stock on December 11, 2008.

The holders of Class A and the Class B Common Stock vote together as a single class on all matters submitted to the shareholders of the Company except for the election of the Board of Directors and except in connection with certain major corporate actions, including a sale of the Company. The holders of Class A Common Stock, voting as a separate class, elect one-third of the Board of Directors. The holders of Class B Common Stock, voting as a separate class, elect the remainder of the Board of Directors.

Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at anytime. For the six months ended June 30, 2009, 296,469 shares were converted.

The Class A Common Stock is listed on the Premier QX Tier of the OTCQX (Pink Sheets). The Class B Common Stock is not listed on any national or regional stock exchange, or on the National Association of Securities Dealers Automated Quotation National Market System or on the OTCQX (Pink Sheets).

The holders of Class A and Class B Common Stock share equally in the earnings of the Company.

The holders of Class A and Class B Common Stock share equally in dividends declared by the Company. For the three months and six months ended June 30, 2008, dividends on common stock and basic income per share on the accompanying consolidated statements of income have been restated to give effect to the additional shares outstanding.

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

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the six months ended June 30, 2009 and 2008.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the six months ended June 30, 2009 and 2008:

	2009	2008
Leasing:
Revenues:
Long-term leases:
Contractual	$1,053,000	$1,051,000
Contingent	86,000	116,000
Short-term leases	335,000	361,000

Total revenues	$1,474,000	$1,528,000

Property tax expense	$245,000	$267,000

Depreciation	$21,000	$22,000

Income before income taxes	$1,067,000	$1,159,000

Assets	$6,895,000	$6,539,000

Properties and equipment, additions	$335,000	$16,000

Petroleum storage:
Revenues:
Contractual	$1,883,000	$1,816,000
Contingent	2,000	86,000

Total revenues	$1,885,000	$1,902,000

Property tax expense	$106,000	$105,000

Depreciation	$322,000	$320,000

Income before income taxes	$661,000	$842,000

Assets	$14,133,000	$14,441,000

Properties and equipment, additions	$67,000	$22,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the six months ended June 30, 2009 and 2008:

	2009	2008
Revenues and other income:
Revenues for operating segments:
Leasing	$1,474,000	$1,528,000
Petroleum storage	1,885,000	1,902,000

	3,359,000	3,430,000
Interest income	—	11,000

Total consolidated revenues and other income	$3,359,000	$3,441,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$245,000	$267,000
Petroleum storage	106,000	105,000

	351,000	372,000
Unallocated corporate property tax expense	2,000	1,000

Total consolidated property tax expense	$353,000	$373,000

Depreciation:
Depreciation for operating segments:
Leasing	$21,000	$22,000
Petroleum storage segment:	322,000	320,000

	343,000	342,000
Unallocated corporate depreciation	3,000	2,000

Total consolidated depreciation	$346,000	$344,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$1,067,000	$1,159,000
Petroleum storage	661,000	842,000

	1,728,000	2,001,000
Interest income	—	11,000
Unallocated corporate expenses	(490,000)	(545,000)

Total consolidated income before income taxes	$1,238,000	$1,467,000

Assets:
Assets for operating segments:
Leasing	$6,895,000	$6,539,000
Petroleum storage	14,133,000	14,441,000

	21,028,000	20,980,000
Corporate cash and cash equivalents	3,116,000	2,473,000
Other unallocated amounts	105,000	41,000

Total consolidated assets	$24,249,000	$23,494,000

Additions to properties and equipment:
Assets for operating segments:
Leasing	$335,000	$16,000
Petroleum storage	67,000	22,000

	402,000	38,000
Unallocated corporate additions to properties and equipment	—	5,000

Total consolidated additions	$402,000	$43,000

10.	Subsequent events:

The Company evaluated all subsequent events through July 30, 2009, the date the financial statements were issued.

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

2.	Results of operations:

Three months ended June 30, 2009 compared to three months ended June 30, 2008:

Leasing segment:

	2009	2008	Difference
Leasing revenues	$760,000	$813,000	$(53,000)
Leasing expense	204,000	179,000	25,000

	$556,000	$634,000

Leasing revenue decreased due to rent relief granted to two tenants. The Company agreed not to increase the rent of the short-term parking tenant for the period January 1, 2009 to March 31, 2009 and further agreed to reduce the rent 10% for the balance of 2009. The Company granted the tenant under the long-term billboard land lease rent relief for the period of January 1, 2009 to May 31, 2010. The annual impact for 2009 of these two rent reliefs is $95,000. In addition, contingent revenue under the billboard land lease decreased $28,000 from 2008. Leasing expense increased due to legal fees in connection with two leases and the hiring of a new part time employee offset in part by lower levels of repairs and maintenance of the Steeple Street Building.

Petroleum storage segment:

	2009	2008	Difference
Petroleum storage facility revenues	$949,000	$951,000	$(2,000)
Petroleum storage facility expense	647,000	545,000	$102,000

	$302,000	$406,000

Petroleum storage facility revenues remained at the 2008 level. However, a decrease in contingent revenue in 2009 due to lower throughput was offset in part by higher monthly rent resulting from the annual cost-of-living adjustment May 1, 2008 and payments by the tenant of certain repairs. Petroleum storage facility expense increased due to scheduled maintenance on a tank, the hiring of a new employee and legal fees associated with a Wilkesbarre Pier litigation and a litigation against Power Test Realty Partnership in connection with the environmental incident in 2002 in which the Company is seeking remediation of the site or, in the alternative, the cost of remediation. In 2008, the scheduled maintenance on a tank was performed in the third quarter.

Due to a decrease in the cost-of-living index, there was no rent adjustment under the lease for the petroleum storage facility for the contract year commencing May 1, 2009.

General:

For the three months ended June 30, 2009, general and administrative expense decreased $23,000 from 2008 due to a decrease in professional fees.

Other income, interest:

Interest income decreased because the Company elected in February 2009 to maintain all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.

Six months ended June 30, 2009 compared to six months ended June 30, 2008:

Leasing segment:

	2009	2008	Difference
Leasing revenues	$1,474,000	$1,528,000	$(54,000)
Leasing expense	407,000	369,000	$38,000

	$1,067,000	$1,159,000

Leasing revenue decreased due to rent relief granted to two tenants. The Company agreed not to increase the rent of the short-term parking tenant for the period January 1, 2009 to March 31, 2009 and further agreed to reduce the rent 10% for the balance of 2009. The Company granted the tenant under a long-term billboard land lease rent relief for the period of January 1, 2009 to May 31, 2010. The annual impact for 2009 of these two rent reliefs is $95,000. In addition, contingent revenue under the billboard land lease decreased $28,000 from 2008. Leasing expense increased due to legal fees in connection with two leases and the hiring of a new part time employee.

Petroleum storage segment:

	2009	2008	Difference
Petroleum storage facility revenues	$1,885,000	$1,902,000	$(17,000)
Petroleum storage facility expense	1,224,000	1,060,000	$164,000

	$661,000	$842,000

Petroleum storage facility revenues decreased as a result of a decrease in contingent revenue in 2009 due to lower throughput offset in part by higher monthly rent resulting from the annual cost-of-living adjustment May 1, 2008 and payments by tenant of certain repairs. Petroleum storage facility expense increased due to scheduled maintenance on a tank, the hiring of a new employee and legal fees associated with a Wilkesbarre Pier litigation and a litigation against Power Test Realty Partnership in connection with the environmental incident in 2002 in which the Company is seeking remediation of the site or, in the alternative, the cost of remediation. In 2008, the scheduled maintenance on a tank was performed in the third quarter.

Due to a decrease in the cost-of-living index, there was no rent adjustment under the lease for the petroleum storage facility for the contract year commencing May 1, 2009.

General:

For the six months ended June 30, 2009, general and administrative expense decreased $55,000 from 2008 due to a decrease in professional fees.

Other income, interest:

Interest income decreased because the Company elected in February 2009 to maintain all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.

3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

During the six months ended June 30, 2009, the Company’s operating activities provided $601,000 of cash. Cash and cash equivalents decreased by $82,000 for the same period. The principal utilization of cash during the six months ended June 30, 2009, was for the payment of dividends of $396,000 and payments for the restoration of the Steeple Street Building of $287,000.

Cash and cash commitments:

At June 30, 2009, the Company had cash of $3,313,000. Effective February 2009, the Company maintains all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.

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
In June 2009, the Company commenced the historic restoration and improvements to the Steeple Street Building at a total cost of $2,100,000. Through June 30, 2009, the Company had expended $333,000 and anticipates that the remaining cost of the project will be paid from available cash. The Company anticipates that the expenditures will qualify for Federal historic tax credits.

In July 2009, the Company declared a quarterly dividend of $198,000 ($.03 per common share, which is the equivalent of the $.06 per common share paid prior to the stock dividend in December 2008), which dividend will be paid in August 2009. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company expects that cash generated from current operations will continue to be sufficient to meet operating expenses, ordinary capital expenditures, the cost of the Steeple Street construction and the current level of dividends.

On July 21,2009, the Company received notice from the holder of the leasehold mortgage on Parcel 8 that the Parcel 8 tenant is in default and that a foreclosure sale will be held on September 1, 2009. Under the terms of the Parcel 8 long-term land lease, upon the foreclosure of the leasehold mortgage, the Company is required to enter into a new long-term lease with the leasehold mortgagee or its assignee on substantially the same terms and conditions as the existing lease for Parcel 8. In such circumstances, the new tenant is required to cure all prior monetary defaults. The rent for July was paid in a timely fashion, and the Company also received the rent for August. The Company has no reason to believe that the leasehold mortgagee will not pay the rent and other charges in a timely fashion.

The current economic downturn has had some impact on the Company’s results of operations to date. At the request of the short-term parking tenant, the Company agreed not to increase the rent for the period January 1, 2009 to March 31, 2009. The Company has further agreed to reduce the rent by 10% for the balance of 2009. Another tenant under the long-term billboard land lease requested temporary rent relief for the period of January 1, 2009 to May 31, 2010, which request the Company granted. The annual impact of these reductions is $95,000 for 2009. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of the financial crisis on its major tenants and, therefore, cannot predict whether any other tenants will request such relief or concessions.

Under the Company’s lease with Global, in previous years, the Company has earned contingent revenue based upon petroleum throughput in excess of 4,000,000 barrels in any contract year. In 2008, the contingent revenue earned was $88,000. For the contract year ending April 30, 2009, the Company earned $2,000. The Company is unable to determine what, if any, contingent revenue it will earn for the contract year ending April 30, 2010.

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

DATED: July 30, 2009