Form 10-Q
period 2009-09-30
CAPITAL PROPERTIES INC /RI/
filed 2009-11-10
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-08499
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of September 30, 2009, the Company had 3,651,731 shares of Class A Common Stock and 2,948,181 shares of Class B Common Stock outstanding.

CAPITAL PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4.	Controls and Procedures	16

PART II — OTHER INFORMATION

Item 6.	Exhibits	17

	Signatures	18

EX-31.1 Section 302 Certification of Chief Executive Officer
EX-31.2 Section 302 Certification of Chief Financial Officer
EX-32.1 Section 906 Certification of Chief Executive Officer
EX-32.2 Section 906 Certification of Chief Financial Officer

PART I

Item 1.	Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	December 31,
	(unaudited)	2008
ASSETS

Properties and equipment (net of accumulated depreciation)	$21,378,000	$20,447,000
Cash and cash equivalents	2,688,000	3,395,000
Prepaid and other	552,000	485,000

	$24,618,000	$24,327,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$245,000	$238,000
Environmental remediation	81,000	81,000
Other	531,000	416,000
Deferred leasing revenues	520,000	520,000
Income taxes:
Current	—	346,000
Deferred, net	5,299,000	5,269,000

	6,676,000	6,870,000

Commitment (Note 4)

Shareholders’ equity (Note 8):
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,651,731 shares at September 30, 2009 and 3,299,956 shares at December 31, 2008	37,000	33,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,948,181 shares at September 30, 2009 and 3,299,956 shares at December 31, 2008	29,000	33,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	11,762,000	11,762,000
Retained earnings	6,114,000	5,629,000

	17,942,000	17,457,000

	$24,618,000	$24,327,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Revenues and other income:
Revenues:
Leasing	$714,000	$726,000	$2,188,000	$2,254,000
Petroleum storage facility	950,000	948,000	2,835,000	2,850,000

	1,664,000	1,674,000	5,023,000	5,104,000
Other income, interest	—	7,000	—	18,000

	1,664,000	1,681,000	5,023,000	5,122,000

Expenses:
Leasing	266,000	141,000	673,000	510,000
Petroleum storage facility	591,000	566,000	1,815,000	1,626,000
General and administrative	224,000	193,000	714,000	738,000

	1,081,000	900,000	3,202,000	2,874,000

Income before income taxes	583,000	781,000	1,821,000	2,248,000

Income tax expense:
Current	190,000	229,000	712,000	812,000
Deferred	52,000	74,000	30,000	93,000

	242,000	303,000	742,000	905,000

Net income	$341,000	$478,000	$1,079,000	$1,343,000

Basic income per common share based upon 6,599,912 shares outstanding (Note 8)	$.05	$.07	$.16	$.20

Dividends per share on common stock based upon 6,599,912 shares outstanding (Note 8)	$.03	$.03	$.09	$.09

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income	$1,079,000	$1,343,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	519,000	517,000
Deferred income taxes	30,000	93,000
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	(569,000)	(34,000)

Net cash provided by operating activities	1,059,000	1,919,000

Cash used in investing activities, payments for properties and equipment	(1,172,000)	(272,000)

Cash used in financing activities, payment of dividends	(594,000)	(594,000)

Increase (decrease) in cash and cash equivalents	(707,000)	1,053,000
Cash and cash equivalents, beginning	3,395,000	1,974,000

Cash and cash equivalents, ending	$2,688,000	$3,027,000

Supplemental disclosures:
Cash paid for income taxes	$1,138,000	$507,000

Non-cash investing and financing activities:
Capital expenditures financed through accounts payable	$363,000	$(104,000)

Conversion of Class B Common Stock into Class A Common Stock	$4,000	$—

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

The accompanying condensed consolidated balance sheet as of December 31, 2008, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Recent pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance regarding The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance, effective for interim and annual periods ending after September 15, 2009, causes The FASB Accounting Standards Codification (“Codification” or “ASC”) to become the sole source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification has superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the

Codification has become non-authoritative. The change over to the Codification has not had a material impact on the preparation of the Company’s consolidated financial statements.

As of June 30, 2009, the Company adopted ASC 855 (Subsequent Events) which establishes the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued. The adoption of ASC 855 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FASB released guidance that requires disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company elected to adopt the guidance prior to its effective date.

Effective January 1, 2008, the Company adopted ASC 820 (Fair Value Measurements), except as it applied to the non-financial assets and liabilities measured or disclosed on a non-recurring basis for which the application was delayed to fiscal year years beginning after November 15, 2008. Effective January 1, 2009, the Company adopted ASC 820 as it relates to non-financial assets and liabilities measured or disclosed on a non-recurring basis. The Company is utilizing Level 1 and Level 2 inputs to measure fair value. The effect of the adoption of this Statement is not material.

The Company believes that the fair value of financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate their respective book values at September 30, 2009.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	September 30,	December 31,
	2009	2008
Properties on lease or held for lease:
Land and land improvements	$4,621,000	$4,621,000
Building, Steeple Street	1,772,000	1,772,000
Construction in progress	1,383,000	—

	7,776,000	6,393,000

Petroleum storage facility, on lease:
Land and land improvements	5,591,000	5,591,000
Buildings and structures	1,744,000	1,684,000
Tanks and equipment	14,600,000	14,593,000

	21,935,000	21,868,000

Office equipment	131,000	131,000

	29,842,000	28,392,000

Less accumulated depreciation:
Properties on lease or held for lease	92,000	60,000
Petroleum storage facility, on lease	8,271,000	7,789,000
Office equipment	101,000	96,000

	8,464,000	7,945,000

	$21,378,000	$20,447,000

In February 2009, the Company entered into a construction contract at a cost of $2,100,000 for the historic restoration and utility infrastructure of the Steeple Street building. Construction commenced in June 2009 and the Company has incurred costs of $1,383,000 through September 30, 2009. The Company anticipates that the restoration will be substantially completed in December 2009 at a total cost of $2,500,000 and expects to continue paying for the remaining restoration with available cash.

5.	Description of leasing arrangements:

As of September 30, 2009, the Company had entered into five long-term land leases for five separate parcels upon which the improvements have been completed (“developed parcels”). In 2005, two additional long-term land leases commenced (undeveloped parcels) and construction of the improvements is in process on both parcels.

Under the seven land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed under these arrangements. Accordingly, the amounts paid by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. The real property taxes attributable to the Company’s land under these leases totaled $178,000 and $898,000, respectively for the three and nine months ended September 30, 2009, and $347,000 and $1,078,000, respectively, for the three and nine months ended September 30, 2008.

Under one of the leases which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007, which credit now totals $520,000, the maximum amount, and is reported as deferred leasing revenues on the accompanying consolidated balance sheets. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rental will increase from $48,000 to $300,000 and the Company will commence reclassifying each month $25,000 of deferred leasing revenues to leasing revenues.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through September 30, 2009, the Company has expended $119,000. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

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

Since January 2003, the Company has not incurred significant costs in connection with this matter, other than ongoing litigation costs, and is unable to determine the costs it might incur to remedy the situation as well as any costs to investigate, defend, and seek reimbursement from the responsible party with respect to this contamination.

7.	Income taxes:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	September 30,	December 31,
	2009	2008

Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,522,000	$5,513,000
Insurance premiums and accrued leasing revenue	101,000	92,000

	5,623,000	5,605,000
Gross deferred tax assets	(324,000)	(336,000)

	$5,299,000	$5,269,000

8.	Shareholders’ equity:

In November 2008, the Company restated its Articles of Incorporation:
•	To create a new class of common stock of the Company to be designated Class B Common Stock consisting of 3,500,000 shares, $.01 par value per share;

•	To increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 shares; and

•	To provide for certain transfer and ownership restrictions as set forth therein.
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

Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at anytime. For the nine months ended September 30, 2009, 351,775 shares were converted.

The Class A Common Stock is listed on the Premier QX Tier of the OTCQX (Pink Sheets). The Class B Common Stock is not listed on any national or regional stock exchange, or on the National Association of Securities Dealers Automated Quotation National Market System or on the OTCQX (Pink Sheets).

The holders of Class A and Class B Common Stock share equally in the earnings of the Company.

The holders of Class A and Class B Common Stock share equally in dividends declared by the Company. For the three months and nine months ended September 30, 2008, dividends on common stock and basic income per share on the accompanying consolidated statements of income have been restated to give effect to the additional shares outstanding.

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

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the nine months ended September 30, 2009 and 2008.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the nine months ended September 30, 2009 and 2008:

	2009	2008
Leasing:
Revenues:
Long-term leases:
Contractual	$1,595,000	$1,586,000
Contingent	99,000	130,000
Short-term leases	494,000	538,000

Total revenues	$2,188,000	$2,254,000

Property tax expense	$366,000	$358,000

Depreciation	$32,000	$33,000

Income before income taxes	$1,515,000	$1,744,000

Assets	$7,900,000	$6,474,000

Properties and equipment, additions	$1,383,000	$33,000

Petroleum storage:
Revenues:
Contractual	$2,833,000	$2,764,000
Contingent	2,000	86,000

Total revenues	$2,835,000	$2,850,000

Property tax expense	$161,000	$157,000

Depreciation	$482,000	$480,000

Income before income taxes	$1,020,000	$1,224,000

Assets	$14,106,000	$14,394,000

Properties and equipment, additions	$67,000	$130,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the nine months ended September 30, 2009 and 2008:

	2009	2008
Revenues and other income:
Revenues for operating segments:
Leasing	$2,188,000	$2,254,000
Petroleum storage	2,835,000	2,850,000

	5,023,000	5,104,000
Interest income	—	18,000

Total consolidated revenues and other income	$5,023,000	$5,122,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$366,000	$358,000
Petroleum storage	161,000	157,000

	527,000	515,000
Unallocated corporate property tax expense	2,000	1,000

Total consolidated property tax expense	$529,000	$516,000

Depreciation:
Depreciation for operating segments:
Leasing	$32,000	$33,000
Petroleum storage segment:	482,000	480,000

	514,000	513,000
Unallocated corporate depreciation	5,000	4,000

Total consolidated depreciation	$519,000	$517,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$1,515,000	$1,744,000
Petroleum storage	1,020,000	1,224,000

	2,535,000	2,968,000
Interest income	—	18,000
Unallocated corporate expenses	(714,000)	(738,000)

Total consolidated income before income taxes	$1,821,000	$2,248,000

Assets:
Assets for operating segments:
Leasing	$7,900,000	$6,474,000
Petroleum storage	14,106,000	14,394,000

	22,006,000	20,868,000
Corporate cash and cash equivalents	2,529,000	2,987,000
Other unallocated amounts	83,000	198,000

Total consolidated assets	$24,618,000	$24,053,000

Additions to properties and equipment:
Assets for operating segments:
Leasing	$1,383,000	$33,000
Petroleum storage	67,000	130,000

	1,450,000	163,000
Unallocated corporate additions to properties and equipment	—	5,000

Total consolidated additions	$1,450,000	$168,000

10.	Subsequent events:

The Company evaluated subsequent events through November 10, 2009, the date the financial statements were issued.

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

2.	Results of operations:

Three months ended September 30, 2009 compared to three months ended September 30, 2008:

Leasing segment:

	2009	2008	Difference

Leasing revenues	$714,000	$726,000	$(12,000)
Leasing expense	266,000	141,000	125,000

	$448,000	$585,000

Leasing revenue decreased due to rent relief granted to two tenants. The Company agreed not to increase the rent of the short-term parking tenant for the period January 1, 2009 to March 31, 2009 and further agreed to reduce the rent 10% for the balance of 2009. The Company granted Lamar rent relief for the period of January 1, 2009 to May 31, 2010. The annual impact for 2009 of these two rent reliefs is $95,000. Leasing expense increased due to legal fees in connection with two leases and the hiring of a new part time employee.

Petroleum storage segment:

	2009	2008	Difference

Petroleum storage facility revenues	$950,000	$948,000	$2,000
Petroleum storage facility expense	591,000	566,000	$25,000

	$359,000	$382,000

Petroleum storage facility revenues remained at the 2008 level. Petroleum storage facility expense increased due to the hiring of a new employee and legal fees associated with a Wilkesbarre Pier litigation and a litigation against Power Test Realty Partnership in connection with the environmental incident in 2002 in which the Company is seeking remediation of the site or, in the alternative, the cost of remediation.

Due to a decrease in the cost-of-living index, there was no rent adjustment under the lease for the petroleum storage facility for the contract year commencing May 1, 2009.

General:

For the three months ended September 30, 2009, general and administrative expense increased $31,000 from 2008 due to an increase in professional fees.

Other income, interest:

Interest income decreased because the Company elected in February 2009 to maintain all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008:

Leasing segment:

	2009	2008	Difference

Leasing revenues	$2,188,000	$2,254,000	$(66,000)
Leasing expense	673,000	510,000	$163,000

	$1,515,000	$1,744,000

Leasing revenue decreased due to rent relief granted to two tenants. The Company agreed not to increase the rent of the short-term parking tenant for the period January 1, 2009 to March 31, 2009 and further agreed to reduce the rent 10% for the balance of 2009. The Company granted Lamar rent relief for the period of January 1, 2009 to May 31, 2010. The annual impact for 2009 of these two rent reliefs is $95,000. In addition, contingent revenue under the billboard land lease decreased $28,000 from 2008. Leasing expense increased due to legal fees in connection with two leases and the hiring of a new part time employee.

Petroleum storage segment:

	2009	2008	Difference

Petroleum storage facility revenues	$2,835,000	$2,850,000	$(15,000)
Petroleum storage facility expense	1,815,000	1,626,000	$189,000

	$1,020,000	$1,224,000

Petroleum storage facility revenues decreased as a result of a decrease in contingent revenue in 2009 due to lower throughput offset in part by higher monthly rent resulting from the annual cost-of-living adjustment May 1, 2008 and payments by tenant of certain repairs. Petroleum storage facility expense increased due to repairs on the Wilkesbarre Pier, the hiring of a new employee and legal fees associated with the Wilkesbarre Pier litigation and the litigation against Power Test Realty Partnership in connection with the environmental incident in 2002 in which the Company is seeking remediation of the site or, in the alternative, the cost of remediation.

Due to a decrease in the cost-of-living index, there was no rent adjustment under the lease for the petroleum storage facility for the contract year commencing May 1, 2009.

General:

For the nine months ended September 30, 2009, general and administrative expense decreased $24,000 from 2008 due to a decrease in professional fees.

Other income, interest:

Interest income decreased because the Company elected in February 2009 to maintain all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.

3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

During the nine months ended September 30, 2009, the Company’s operating activities provided $1,059,000 of cash. Cash and cash equivalents decreased by $707,000 for the same period. The principal utilization of cash during the nine months ended September 30, 2009, was for the payment of dividends of $594,000 and payments for the construction at the Steeple Street Building of $1,105,000.

Cash and cash commitments:

At September 30, 2009, the Company had cash of $2,688,000. Effective February 2009, the Company maintains all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.

Under the terms of the Company’s long-term land leases, appraisals of the premises are periodically required at various stated intervals to provide the basis for recalculating the annual rent. However, if as a result of such appraisal the annual rent is calculated to be less than the then current rent, the annual rent will remain at the current level.
•	The first of such scheduled appraisals was completed in the second quarter of 2009 for Parcel 3S and resulted in an annual increase in rent from $468,000 to $485,000 ($9.92 per square foot) effective October 1, 2009.

•	A second appraisal commences later this year for Parcel 8 to determine what amount, if any, the annual rent will be increased effective February 1, 2010. The current annual rent is $223,000 ($6.16 per square foot).
In June 2009, the Company commenced the historic restoration and improvements to the Steeple Street Building at an original total cost of $2,100,000. Through September 30, 2009, the Company has incurred costs of $1,383,000. The Company anticipates that the restoration will be substantially completed in December 2009 at a total cost of $2,500,000 and expects to continue paying for the remaining restoration from available cash. The Company anticipates that the expenditures will qualify in 2010 for Federal historic tax credits totaling approximately $350,000. Upon the completion of the construction, the Company will actively market for lease the remaining portion of the building.

In October 2009, the Company declared a quarterly dividend of $198,000 ($.03 per common share, which is the equivalent of the $.06 per common share paid prior to the stock dividend in December 2008), which dividend will be paid in November 2009. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company expects that cash generated from current operations will continue to be sufficient to meet operating expenses, ordinary capital expenditures, the cost of the Steeple Street construction and the current level of dividends.

In July 2009, the Company received notice from the holder of the leasehold mortgage on Parcel 8 that the Parcel 8 tenant was in default. A foreclosure sale was held on September 1, 2009, and the building was sold to the leasehold mortgagee. Under the terms of the Parcel 8 long-term land lease, upon the foreclosure of the leasehold mortgage, the Company is required to enter into a new long-term lease with the leasehold mortgagee or its assignee on substantially the same terms and conditions as the existing lease for Parcel 8. No new lease has been entered into to date. In such circumstances, the new tenant is required to cure any prior monetary defaults. The rent has continued

to be paid in a timely fashion, and the Company also received the rent for November 2009. The Company has no reason to believe that the leasehold mortgagee will not pay the rent and property taxes in a timely fashion.

The current economic downturn has had some impact on the Company’s results of operations to date. Leasing revenues decreased due to rent relief granted to two tenants. The Company agreed not to increase the rent of the short-term parking tenant for the period January 1, 2009 to March 31, 2009 and further agreed to reduce the rent by 10% for the balance of 2009. The Company granted Lamar rent relief for the period of January 1, 2009 to May 31, 2010. The annual impact for 2009 of these two rent reliefs is $95,000. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of the financial crisis on its major tenants and, therefore, cannot predict whether any other tenants will request such relief or concessions.

Under the Company’s lease with Global, in previous years, the Company has earned contingent revenue based upon petroleum throughput in excess of 4,000,000 barrels in any contract year. In 2008, the contingent revenue earned was $88,000. For the contract year ending April 30, 2009, the Company earned $2,000. The Company is unable to determine what, if any, contingent revenue it will earn for the contract year ending April 30, 2010, or if there will be an annual cost-of-living increase at that time.

Under one of the Company’s long-term leases, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007, which credit now totals $520,000, the maximum amount. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rental will increase from $48,000 to $300,000 and the Company will reclassify each month $25,000 of deferred leasing revenues to leasing revenues.

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
DATED: November 10, 2009