Form 10-K
period 2009-12-31
CAPITAL PROPERTIES INC /RI/
filed 2010-03-15
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the Class A and Class B voting stock held by non-affiliates of the Company was $15,689,000, which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.
As of March 1, 2010, the Company had 3,662,122 shares of Class A Common Stock and 2,937,790 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on April 27, 2010, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I
FORWARD-LOOKING STATEMENTS
Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to Consolidated Financial Statements, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectibility of the accrued leasing revenues when due over the terms of the long-term land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.
Item 1. Business
Business Development
The Company was organized as a business corporation under the laws of Rhode Island in 1983 as Providence and Worcester Company and is the successor by merger in 1983 to a corporation also named Providence and Worcester Company which was organized under the laws of Delaware in 1979. In 1984, the Company’s name was changed to Capital Properties, Inc.
General Economic Conditions
The current economic conditions have had limited impact on the Company’s results of operations to date. At the request of Metropark, Ltd., the short-term parking tenant, the Company agreed not to increase the rent for the period January 1 to March 31, 2009 and further agreed to reduce Metropark’s rent by 10% for the balance of 2009. This reduction has been further extended to June 30, 2010, at which time the Company anticipates that the rent will return to the January 1, 2009 level. Lamar Outdoor Advertising, LLC (“Lamar”), a tenant under a long-term land lease for various billboard locations, was granted rent relief on six billboard locations for the period January 1, 2009 to May 31, 2010, at which time the rent will return to the then current level. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of current conditions on its major tenants and, therefore, cannot predict whether any other tenants will request such relief or concessions.
Segments
The Company operates in two segments: leasing and petroleum storage. For financial information, see Note 8 of Notes to Consolidated Financial Statements in Item 8.
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
With the exception of the Steeple Street property, the Company has not acted, and does not intend to act, as a developer with respect to any improvements constructed on Company-owned parcels. Rather, the Company offers individual parcels for lease pursuant to long-term ground leases with terms of 99 years or more. Each lease contains provisions permitting the tenant to develop the parcel under certain terms and conditions. Each lease provides for periodic rent adjustments of various kinds. Under the leases, the tenants are responsible for insuring the Company against various hazards and events. Each tenant is required to indemnify the Company with respect to all of the tenant’s activities on the land. The leases contain other terms and conditions customary to such instruments.
As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage on the Company’s land adjacent to the Railroad Station, and the Company paid one-half of the construction cost. Subsequently, the Company became the sole owner of the parking garage. In 2005, the Company sold the parking garage for $2,500,000 in cash and leased the underlying land for 99 years at an initial annual contractual rental of $100,000. Under the lease the buyer is responsible for all real estate taxes and other expenses relating to the parking garage. The sale of the parking garage, while retaining title to the underlying land, is consistent with the Company’s policy not to act as a developer with respect to improvements constructed on land that it currently owns or may hereafter acquire.
The Company first began offering parcels for lease in the Capital Center area in the late 1980’s. As of December 31, 2009, six developed parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are the following:
•	13-story office building (235,000 gross square feet)

•	8-story 225-unit apartment building (454,000 gross square feet)

•	4-story office building (114,000 gross square feet)

•	10-story office building (210,000 gross square feet)

•	17-story building and a 19-story building containing 193 condominiums (307,000 gross square feet) and a 10-story office building (307,000 gross square feet), and

•	330-car public parking garage.
In addition, in 2005 a long-term land lease commenced on an undeveloped parcel on which two residential buildings were planned. One building containing 96 condominiums (118,000 gross square feet) was completed in September 2009. The other building has not progressed beyond the early stages of site preparation, and the timing of construction and completion is uncertain.
While seeking developers, the Company also leases Parcels 3E, 3W, 4E and 4W in the Capital Center area for public parking purposes on a short-term basis to Metropark, Ltd.
Parcel 20 Adjacent to the Capital Center
Since the 1980’s, the Company has owned an undeveloped parcel of land adjacent to the Capital Center containing 20,600 square feet, which is leased out for public parking purposes on a short-term basis. In November 2007, the Company purchased the adjacent parcel containing a three/four-story 18,000 square foot building (the “Steeple Street Building”) and related land for $2,329,000, which, with the previously-owned land, now comprises Parcel 20. The Steeple Street Building is on the State Registry of Historic Buildings. At the time of acquisition, the Steeple Street Building had both residential and commercial tenants. It now has two commercial tenants, one of which is in receivership. While seeking a developer for the entire 26,600 square foot parcel, in June 2009 the Company commenced the historic restoration of the building and utility infrastructure and anticipates the project will be completed in May 2010. The total estimated cost to complete the restoration and various tenant improvements is $2,500,000. The cost of the restoration through 2009 was $2,246,000.
All of the properties described above are shown on a map contained in Exhibit 20.1.
Lamar Lease
The Company, through a wholly-owned subsidiary, leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2033. Presently, there are 24 locations under lease, containing 46 billboard faces. Of these locations, 22 are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and Providence & Worcester Railroad Company, a related company (“Railroad”), and 2 are leased by the Company from third parties under leases with remaining terms of one year. The term of the Lamar lease is extended for two years for each additional location added. Although no new locations have been added since 2002, one structure was moved to a different location and the lease was extended for two years. Lamar has a right of first refusal for additional billboard location sites acquired by the Company in New England and Metropolitan New York City.
Effective June 1, 2006, the Company entered into an Amended and Restated Agreement with Lamar which, among other things, provides the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period. In all other respects, the lease remains substantially unchanged.
The Company has the right to require the Railroad to grant to it additional permanent easements for the location of billboards along the Railroad’s right-of-way on commercially reasonable terms.
A summary of the long-term leases which have commenced is as follows:

	Parcels in Capital Center Area
	2	3S	5	6, Phase I	6, Phase II	6, Phase III	7A	8	9	Lamar
Description of Usage	Residential/ Office	Office	Residential	Residential	Residential/ Office	Residential/ Office	Garage	Office	Office	Billboard
Term of Lease	103 Yrs.	99 Yrs.	149 Yrs.	99 Yrs.	99 Yrs.	99 Yrs.	99 Yrs.	99 Yrs.	149 Yrs.	27 Yrs.
Termination Date	2108	2087	2142	2103	2103	2103	2104	2090	2153	2033
Options to Extend Lease	Two 75-Year	None	None	Two 50-Year	Two 50-Year	Two 50-Year	Two 75-Year	None	None	See Lamar Lease above
Current Annual Contractual Rental	$72,000	$485,000	$468,000	$48,000	$48,000	$24,000	$100,000	$223,000	$100,000	$733,000
Contingent Rent	None	None	1% Gross Revenues	None	None	None	None	None	None	See Lamar Lease above
Next Periodic Rental Adjustment	2011	2014	2013	2010	2012	2012	2010	2010	2011	2010
Annual Rent after Next Adjustment and/or Type of Next Adjustment	$456,000	$618,000	Appraisal	$300,000	$175,000	$48,000	Cost of Living Adjustment	Appraisal and 1% Gross Receipts Rent	$360,000	$755,000

Major tenants:
The following table sets forth those major tenants whose revenues exceed 10% of the Company’s leasing segment revenues:

	2009	2008
Lamar Outdoor Advertising, LLC	$793,000	$842,000
Metropark, Ltd	543,000	587,000
Gramercy Capital Corp	472,000	468,000
AvalonBay Communities, Inc.	397,000	401,000

	$2,205,000	$2,298,000

Competition
The Company competes for tenants with other owners of undeveloped real property in downtown Providence. The Company maintains no listing of other competitive properties and will not engage in a competitive bid arrangement with proposed developers. The Company’s refusal to sell the land that it owns may restrict the number of interested developers. As to the Steeple Street Building, the Company competes for tenants with other office and commercial buildings located in downtown Providence.
Employees
The leasing segment has three employees.
Petroleum Storage
Terminal and Pier Facility
The Company, through its wholly-owned subsidiary, Dunellen, LLC, owns a petroleum storage terminal with a capacity of approximately 1,000,000 barrels (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island. The Facility is leased to Global Companies, LLC (“Global”) for the storage and sale of petroleum distillates. The Terminal utilizes the Pier and pipelines connecting the Pier to the Terminal. The Company operates the Facility for Global pursuant to a contract with another Company subsidiary, Capital Terminal Company. The lease provides for a fixed monthly rent which is subject to annual cost-of-living adjustments. The lease expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice. Global may terminate the lease on the anniversary date (April 30) provided it gives at least one year’s written notice. The lease includes provisions for additional payments based upon petroleum throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year at the rate of $.10 per barrel for every barrel in excess of 4,000,000 barrels, and for real property taxes in excess of $106,000 annually. The Company bears all of the operating costs with respect to the Facility, including a portion of the real property taxes and insurance. In addition, Global has an option to purchase the Facility at any time during the term of the lease (other than the last year thereof) on the terms and conditions set forth in a separate option agreement. Under a companion agreement, Global has agreed to pay 50% of the cost of all improvements to the Pier but not more than $1,000,000; to date, Global has paid $889,000.
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
In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which the Company reported as an expense in 2004. Through 2006, the Company had expended $119,000 and has not incurred any additional costs since then. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the

Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.
In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. However, in the 1950’s gasoline was stored on the Company’s property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified RIDEM. RIDEM subsequently identified Power Test Realty Partnership (Power Test), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Power Test challenged that determination and, after an administrative hearing, in October 2008, a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM. Getty Properties Corp. is the general partner of Power Test. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed fine. There can be no assurance that the Superior Court will affirm the decision of the Administrative Hearing Officer. In April 2009, the Company sued Power Test and Getty Properties Corp. in the Rhode Island Superior Court seeking remediation of the site or, in the alternative, the cost of the remediation. On May 1, 2009, Power Test and Getty Properties Corp. removed the action to the United States District Court for the District of Rhode Island. On May 22, 2009, Power Test and Getty Properties Corp. answered the Complaint and filed a Counterclaim against Dunellen, LLC and Capital Terminal Company alleging that Dunellen, LLC and Capital Terminal Company are responsible for the contamination. Getty Properties Corp. and Power Test have joined Getty Petroleum Marketing, Inc., the tenant under a long-term lease with Getty Properties Corp. of the adjacent property, as a defendant. The parties are now engaged in discovery. There can be no assurance that the Company will prevail in this litigation.
Since January 2003, the Company has not incurred significant costs in connection with this matter, other than ongoing litigation costs, and is unable to determine the costs it might incur to remedy the situation, as well as any costs to investigate, defend and seek reimbursement from the responsible party with respect to this contamination. This situation does not affect current operations at the Facility but may affect the Company’s ability to sell the Facility should it determine to do so.
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
The Terminal employs seven people on a full-time and one person on a part-time basis.

Item 2.	Properties
The Company owns approximately 18.5 acres and a historic building in and adjacent to the Capital Center District in Providence, Rhode Island. All of the property and a portion of the building are leased either under long-term leases or short-term leases as more particularly described in Item 1, Leasing Segment. The Company also owns or controls 24 locations on which billboards have been constructed. Of these, 22 are owned by the Company under permanent easements from a related company, the Railroad, and 2 are leased from unrelated third parties with terms remaining of one year. The Company owns an approximate 10-acre site in East Providence, Rhode Island on which there are located 9 petroleum storage tanks and related distribution racks together with a 3,000 square foot single story office building in which the Company’s headquarters and other support operations are located. In 2006, the Company completed the development of the land currently owned by the Company at the Terminal. In addition, the Company is the owner of the Pier located in East Providence, Rhode Island. The Pier, which has a deep water draft capacity of -40 feet MLW, can accommodate ships up to eight hundred feet in length. The Company has a permanent right to use the pipelines connecting the Pier to the Terminal.

Item 3.	Legal Proceedings
None.

Item 4.	Reserved

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
In December 2008, the Company issued (in the form of a stock dividend) 3,299,956 shares of Class B Common Stock on a one-for-one basis for each share of Class A Common Stock held. The trading prices and dividends paid in 2008 have been restated to give effect to the additional shares outstanding.

	Trading Prices		Dividends
	High	Low	Paid
2009
1st Quarter	10.01	6.50	.03
2nd Quarter	8.75	6.85	.03
3rd Quarter	8.25	7.22	.03
4th Quarter	10.00	7.01	.03

2008
1st Quarter	11.75	8.875	.03
2nd Quarter	11.00	8.75	.03
3rd Quarter	13.175	11.00	.03
4th Quarter	11.75	6.50	.03
Information with respect to the high and low trading prices for the Class B Common Stock is not available because the stock is not listed on any exchange, is not quoted by any quotation service, and there is no known market for such Class B Common Stock.
At March 1, 2010, there were 724 holders of record of the Company’s Class A Common Stock and 573 holders of record of the Company’s Class B Common Stock.

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

The first such lease commenced in 1988, had an original term of 99 years and provides for fixed percentage increases at specified intervals (as well as reappraisal increases). In accordance with the United States generally accepted accounting principles in accounting for leases, rental income related to the fixed percentage increases that are presently known should be recognized on a straight-line basis. To calculate the annual straight-line amount, the 99 known annual rental amounts are totaled and this total is divided by 99.

In 2009, a scheduled appraisal occurred, resulting in a rental increase. The Company recalculated the future annual straight-line amount using the remaining years under the lease. The turnaround date discussed below did not change.

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

In 1988, management met with the SEC accounting staff to discuss its concerns in applying United States generally accepted accounting principles as they related to a lease of this length which results in the recording of such a significant receivable that would remain on the Company’s balance sheet and continue to grow on an annual basis with a turnaround date so far in the future. The Company presented the SEC accounting staff with an application of the accounting policy whereby management would evaluate the collectibility of the receivable on an annual basis and report as leasing revenue only that portion of the receivable that management could presently conclude would be collectible. The SEC accounting staff did not object to this application by the Company.

Through December 31, 2009, the receivable on this lease has grown to $18,572,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 36 years away.

In 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases). For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 94th year of the lease. Through December 31, 2009, the receivable on this lease is $13,646,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 89 years away.

In 2006, the Company entered into an Amended and Restated Agreement of its lease with Lamar Outdoor Advertising LLC (“Lamar”) with a current remaining term of 26 years which provides for fixed percentage increases annually. For this lease, the contractual amount paid by Lamar will not exceed the calculated straight-line amount until the 16th year of the lease. Through December 31, 2009, the receivable on this lease is $806,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 12 years away.

Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates are closer.

Although the Company’s other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that certain future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values. The Company is reporting the annual rental revenues under these leases using the contractual amounts in accordance with Unites States generally accepted accounting principles in accounting for leases. The Company has recorded excess of straight-line over contractual revenues on these leases totaling $7,147,000 at December 31, 2009. The Company continues to recognize accrued leasing revenue from two leases which were recorded in prior years.

Segments:

The Company operates in two segments: leasing and petroleum storage.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of a parking garage), the leasing of a portion of the building acquired in November 2007 under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements to Metropark, Ltd.

The petroleum storage segment consists of operating the Facility in East Providence, Rhode Island, for Global Companies, LLC (“Global”).

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under the long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon; whereas the Company is responsible for the operating and maintenance expenses, including a portion of the real property taxes, as well as capital improvements at the Facility.

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

The holders of Class A and Class B Common Stock vote together as a single class on all matters submitted to the shareholders of the Company except for the election of the Board of Directors and except in connection with certain major corporate actions, including a sale of the Company. The holders of Class A Common Stock, voting as a separate class, elect one-third of the Board of Directors. The holders of Class B Common Stock, voting as a separate class, elect the remainder of the Board of Directors.

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

The Company’s Restated Articles of Incorporation prohibits any shareholder from acquiring more than a 5% interest in the Company’s classes of common stock and prohibits any shareholder or any beneficial owner who, at the time of the filing of the Restated Articles of Incorporation owned 5% or more of the Company’s classes of common stock from increasing their aggregate percentage ownership of both classes of common stock. Should a shareholder acquire a number of shares that results in the limitation being exceeded, shares in excess of the limitation would be automatically converted into an equal number of shares of Excess Stock, which class was authorized pursuant to the 2001 Amendment to the Company’s Articles of Incorporation. Excess Stock is non-voting and is not entitled to dividends. However, the shareholder may designate a qualifying transferee for shares of Excess Stock, at which time such shares would be converted and reissued as Class A or Class B Common shares as the case may be.

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
2.	Results of operations:

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Leasing segment:

			Increase
	2009	2008	(Decrease)
Leasing revenues	$2,908,000	$2,980,000	$(72,000)
Leasing expense	982,000	696,000	$286,000

	$1,926,000	$2,284,000

2009 leasing revenue decreased from the 2008 level due to rent relief granted to two tenants. The Company agreed not to increase the rent of Metropark, Ltd. for the period January 1, 2009 to March 31, 2009 and further agreed to reduce the rent by 10% for the balance of 2009. The Company granted Lamar rent relief for the period January 1, 2009 to May 31, 2010. The impact of these two rent reliefs for 2009 was $69,000. In addition, contingent revenue under the billboard lease decreased $28,000 from 2008. These decreases were offset by scheduled increases in rental under long-term land leases. Leasing expense increased due to the hiring of a temporary employee, legal fees in connection with two leases and a bad debt expense. Under one of its long-term land leases, the Company incurred legal fees totaling $77,000 in connection with disputes under the lease which have not been resolved to date. The Company also incurred legal fees totaling $104,000 in disputes with one of its tenants in the Steeple Street Building. The tenant filed for receivership in November 2009, and there has been no determination if this tenant will remain in operation. At December 31, 2009, this tenant owed the Company $40,000 and an allowance for a doubtful account for the full amount has been recorded.

Petroleum storage segment:

			Increase
	2009	2008	(Decrease)
Petroleum storage facility revenues	$3,756,000	$3,777,000	$(21,000)
Petroleum storage facility expense	2,325,000	2,187,000	$138,000

	$1,431,000	$1,590,000

Petroleum storage facility revenue decreased as a result of an $84,000 decrease in contingent revenue in 2009 due to lower throughput, offset in part by higher monthly rent resulting from the annual cost-of-living adjustment May 1, 2008 and payments by Global for certain repairs. Petroleum storage facility expense increased due to the hiring of a new employee, repairs on the Wilkesbarre Pier and litigation against Power Test Realty Partnership in connection with the environmental incident in 2002 in which the Company is seeking remediation of the site, or, in the alternative, the cost of remediation.

Due to a decrease in the cost-of-living index, there was no rent adjustment under the lease for the petroleum storage facility for the contract year commencing May 1, 2009.

General:

General and administrative expense decreased $261,000 from 2008 due principally to costs of $232,000 incurred by the Company in 2008 in connection with the proposed reverse stock split and the amendment to its Articles of Incorporation, including legal, consulting and printing.

Other income:

The Company did not earn any interest income in 2009 because it elected in February 2009 to maintain all of its cash in a non-interest bearing checking account which was fully insured by the Federal Deposit Insurance Corporation through year-end.

3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations. A summary of cash flows by year is as follows:

	2009	2008
Operating activities	$1,742,000	$2,654,000

Investing activities	$(2,030,000)	$(441,000)

Financing activities	$(792,000)	$(792,000)

Operating activities: In 2009, the Company’s operating activities provided $1,742,000 of cash. Cash and cash equivalents decreased $1,080,000 for the same period, principally due to payments for the construction of the Steeple Street Building of $1,962,000 and dividends of $792,000.

Investing activities: The cash used in investing activities was for the improvement and restoration of properties.

Financing activities: The cash used in financing activities was for the payment of dividends.

Cash and cash equivalents and cash commitments:

At December 31, 2009, the Company had cash and cash equivalents of $2,315,000. Effective February 2009, the Company maintains all of its cash in a non-interest bearing checking account.

Under the terms of the Company’s long-term land leases, appraisals of the premises are periodically required at various stated intervals to provide the basis for recalculating the annual rent. However, if as a result of such appraisal the annual rent is calculated to be less than the then current rent, the annual rent will remain at the current level.
•	The first of such scheduled appraisals on Parcel 3S was completed in the second quarter of 2009, resulting in an annual increase in rent from $468,000 to $485,000 ($9.92 per square foot) effective October 1, 2009.

•	A second appraisal on Parcel 8 commenced in November 2009 to determine what amount, if any, the annual rent will be increased February 1, 2010. The current annual rent is $223,000 ($6.16 per square foot).
In June 2009, the Company commenced the construction of the historic restoration and utility infrastructure of the Steeple Street Building at an original estimated cost of $2,100,000. The Company anticipates that the restoration will be completed in the spring of 2010 at a total cost of $2,500,000, including tenant improvements not originally budgeted of $153,000. The Company expects to continue paying for the remaining restoration from available cash. Through December 31, 2009, the Company has incurred costs of $2,246,000. The Company anticipates that the expenditures will qualify for Federal historic tax credits in 2010 totaling approximately $350,000. The Company is currently marketing the remaining portions of the building for lease.

In July 2009, the Company received notice from the holder of the leasehold mortgage on Parcel 8 that the Parcel 8 tenant was in default. A foreclosure sale was held on September 1, 2009, and the building was sold to the leasehold mortgagee. Under the terms of the Parcel 8 long-term land lease, upon the foreclosure of the leasehold mortgage, the Company is required to enter into a new long-term lease with the leasehold mortgagee or its assignee on substantially the same terms and conditions as the existing lease for Parcel 8. No new lease has been entered into to date. In such circumstances, the new tenant is required to cure any prior monetary defaults. The rent has continued to be paid in a timely fashion, and the Company has no reason to believe that the leasehold mortgagee will not continue to pay the rent and property taxes to the City of Providence in a timely fashion.

The current economic conditions have had limited impact on the Company’s results of operations to date. Leasing revenues decreased due to rent relief granted to two tenants. The Company agreed not to increase Metropark’s rent under the short-term parking lease for the period January 1, 2009 to March 31, 2009 and further agreed to reduce the rent by 10% for the balance of 2009. This reduction has been further extended to June 30, 2010, at which time the Company anticipates that the rent will return to the January 1, 2009 level. The Company granted Lamar rent relief under a long-term land lease for various billboard locations for the period January 1, 2009 to May 31, 2010, at which time the rent will return to the then current level. The impact for 2009 of these two rent reliefs was $69,000. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of current conditions on its major tenants and, therefore, cannot predict whether any other tenants will request such relief or concessions.

The Company leases a portion of the Steeple Street Building to a tenant under a five-year lease at a current annual rental of $85,000. The tenant filed for receivership in November 2009, and there has been no determination if the tenant will remain in operation. At December 31, 2009, the tenant owed the Company $40,000 and the Company cannot determine whether it will collect the past due rent. The Company is monitoring the receivership proceedings to evaluate whether it will continue to accrue rental income.

Under the Company’s lease with Global, in previous years, the Company has earned contingent revenue based upon petroleum throughput in excess of 4,000,000 barrels in any contract year. In 2008, the contingent revenue earned was $88,000. For the contract year ending April 30, 2009, the Company earned $2,000. The Company does not anticipate earning any contingent revenue for the contract year ending April 30, 2010. Due to a decrease in the cost-of-living index, there was no rent adjustment on May 1, 2009. The Company is unable to determine if there will be an annual cost-of-living adjustment on May 1, 2010.

Under one of the Company’s long-term leases, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007, which credit now totals $520,000, the maximum amount. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rental will increase from $48,000 to $300,000. At that time, the tenant will not be required to make cash payments for rent for the next 21 months, and the Company will reclassify each month $25,000 of deferred leasing revenues to leasing revenues.

In January 2010, the Company declared a quarterly dividend of $198,000 ($.03 per common share), which dividend was paid in February 2010. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company expects that cash generated from current operations will continue to be sufficient to meet operating expenses, ordinary capital expenditures, the remaining cost of the Steeple Street Building construction and the current level of dividends. In the event temporary additional liquidity is required, the Company believes that a line of credit or other arrangements could be obtained by pledging some or all of its unencumbered assets as collateral.

At December 31, 2009, the Company has no noncancellable contract obligations other than two operating leases for billboard locations for which the rent expense is not material in amount.

Item 8. Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

Lefkowitz, Garfinkel, Champi & DeRienzo P.C. Certified Public Accountants/Business Consultants
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors
Capital Properties, Inc.
East Providence, Rhode Island
We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
March 15, 2010
10 Weybosset Street ▪ Suite 700 ▪ Providence, Rhode Island 02903 ▪ Tel (401) 421-4800 ▪ 1-800-927-LGCD ▪ Fax(401) 421-0643

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

Properties and equipment (net of accumulated depreciation)	$22,069,000	$20,447,000
Cash and cash equivalents	2,315,000	3,395,000
Income taxes receivable	47,000	—
Prepaid and other	331,000	485,000

	$24,762,000	$24,327,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$243,000	$238,000
Environmental remediation	81,000	81,000
Other	514,000	416,000
Deferred leasing revenues	520,000	520,000
Income taxes:
Current	—	346,000
Deferred, net	5,305,000	5,269,000

	6,663,000	6,870,000

Commitment (Note 3)

Shareholders’ equity (Note 7):
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,654,739 shares and 3,299,956 shares at December 31, 2009 and 2008, respectively	37,000	33,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,945,173 shares and 3,299,956 shares at December 31, 2009 and 2008, respectively	29,000	33,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	11,762,000	11,762,000
Retained earnings	6,271,000	5,629,000

	18,099,000	17,457,000

	$24,762,000	$24,327,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Years Ended December 31,
	2009	2008
Revenues and other income:
Revenues:
Leasing	$2,908,000	$2,980,000
Petroleum storage facility	3,756,000	3,777,000

	6,664,000	6,757,000
Other income, interest	—	21,000

	6,664,000	6,778,000

Expenses:
Leasing	982,000	696,000
Petroleum storage facility	2,325,000	2,187,000
General and administrative	951,000	1,212,000

	4,258,000	4,095,000

Income before income taxes	2,406,000	2,683,000

Income tax expense:
Current	936,000	992,000
Deferred	36,000	118,000

	972,000	1,110,000

Net income	1,434,000	1,573,000

Retained earnings, beginning	5,629,000	4,848,000

Dividends on common stock ($.12 per share based upon 6,599,912 shares outstanding) (Note 7)	(792,000)	(792,000)

Retained earnings, ending	$6,271,000	$5,629,000

Basic income per share, based upon 6,599,912 shares outstanding (Note 7)	$.22	$.24

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,434,000	$1,573,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	691,000	680,000
Deferred income taxes	36,000	118,000
Changes in assets and liabilities:
Increase in:
Income taxes receivable	(47,000)	—
Prepaid and other	—	(151,000)
Accounts payable and accrued expenses	—	76,000
Current income taxes payable	—	346,000
Decrease in:
Prepaid and other	154,000	—
Income taxes receivable	—	12,000
Accounts payable and accrued expenses	(180,000)	—
Current income taxes payable	(346,000)	—

Net cash provided by operating activities	1,742,000	2,654,000

Cash used in investing activities, payments for properties and equipment	(2,030,000)	(441,000)

Cash used in financing activities, payment of dividends	(792,000)	(792,000)

Increase (decrease) in cash and cash equivalents	(1,080,000)	1,421,000
Cash and cash equivalents, beginning	3,395,000	1,974,000

Cash and cash equivalents, ending	$2,315,000	$3,395,000

Supplemental disclosure:
Cash paid for income taxes	$1,329,000	$634,000

Non-cash investing and financing activities:
Capital expenditures financed through accounts payable	$368,000	$85,000

Conversion of Class B common stock into Class A common stock	$4,000	$—

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2009 AND 2008
1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”), operate in two segments: (1) Leasing and (2) Petroleum Storage.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of a parking garage), the leasing of a portion of its building (“Steeple Street Building”) under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements to Metropark, Ltd.

The petroleum storage segment consists of the operating of the petroleum storage terminal (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island, for Global Companies, LLC (“Global”) which stores and distributes petroleum distillates.

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon; whereas the Company is responsible for the operating and maintenance expenditures, including a portion of the real property taxes, as well as capital improvements at the Facility.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2009, the Company had no cash equivalents. At December 31, 2008, cash equivalents consisted of an overnight uninsured sweep with the Company’s principal bank totaling $3,188,000.

Properties and equipment:

Properties and equipment are stated at cost. Acquisitions and additions are capitalized while routine maintenance and repairs, which do not improve the asset or extend its life, are charged to expense when incurred. Depreciation is being provided by the straight-line method over the estimated useful lives of the respective assets.

The Company follows Unites States generally accepted accounting principles when accounting for the impairment or disposal of long-lived assets, which requires that properties and equipment held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value and the estimated fair value of the asset.

Environmental remediation:

The Company accrues a liability when an environmental remediation is probable and the costs are estimable. The Company charges to expense those costs that do not extend the life, increase the capacity or improve the safety or efficiency of the property owned by the Company.

Revenues and other income:

Leasing – The Company’s properties leased to others are under operating leases. The Company reports leasing revenue when earned under the operating method.

Certain of the Company’s long-term land leases, including the outdoor advertising locations, provide for presently known scheduled rent increases over the remaining terms (24 to 145 years). The Company follows Unites States generally accepted accounting principles in accounting for leases by recognizing leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as revenue that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.

Options – The Company reports option revenue when earned.

Petroleum storage facility – The Company reports revenue from the operations of the Facility when earned and reports as revenue the tenant’s portion of the real property taxes as required by the lease.

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

The Company follows United States generally accepted accounting principles in accounting for uncertainty in income taxes. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements.

Legal fees:

The Company recognizes legal fees relating to loss contingencies as incurred.

New accounting standards:

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects that none of the new standards will have a significant impact on its consolidated financial statements.

3.	Properties and equipment:

Properties and equipment consist of the following:

	Estimated
	Useful Life	December 31,
	in Years	2009	2008
Properties on lease or held for lease:
Land and land improvements	—	$4,621,000	$4,621,000
Building, Steeple Street	39	1,772,000	1,772,000
Construction in progress, Steeple Street		2,246,000	—

		8,639,000	6,393,000

Petroleum storage facility, on lease:
Land and land improvements	—	5,591,000	5,591,000
Buildings and structures	33	1,744,000	1,684,000
Tanks and equipment	15-20	14,600,000	14,593,000

		21,935,000	21,868,000

Equipment	5-10	131,000	131,000

		30,705,000	28,392,000

Less accumulated depreciation:
Properties on lease or held for lease		104,000	60,000
Petroleum storage facility, on lease		8,430,000	7,789,000
Equipment		102,000	96,000

		8,636,000	7,945,000

		$22,069,000	$20,447,000

In June 2009, the Company commenced the construction of the historic restoration and utility infrastructure of the Steeple Street Building at an original estimated cost of $2,100,000. The Company anticipates that the restoration will be completed in the spring of 2010 at a total cost of $2,500,000, including tenant improvements not originally budgeted of $153,000. The Company expects to continue paying for the remaining restoration from available cash. Through December 31, 2009, the Company has incurred costs of $2,246,000.

4.	Description of leasing arrangements:

Long-term land leases:

As of December 31, 2009, the Company had entered into six long-term land leases for six separate parcels upon which the improvements have been completed (“developed parcels”). In addition, in 2005 a long-term land lease commenced on an undeveloped parcel on which two residential buildings were planned. One building was completed in September 2009. The other building has not progressed beyond the early states of site preparation and the timing of its construction and completion is uncertain.

Under one of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenant) which totaled $52,000 and $56,000 for the years ended December 31, 2009 and 2008, respectively.

Under the seven land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed under these arrangements. Accordingly, the amounts paid by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. For the years ended December 31, 2009 and 2008, the real property taxes attributable to the Company’s land under these seven leases are $1,199,000 and $1,437,000, respectively.

Under the lease which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007, which credit now totals $520,000, the maximum amount. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent will increase from $48,000 to $300,000. At that time, the tenant will not be required to make cash payments for rent for the next 21 months, and the Company will reclassify each month $25,000 of deferred leasing revenues to leasing revenues.

The Company also leases various parcels of land for outdoor advertising purposes to Lamar under a lease having a remaining term of 24 years. Effective June 1, 2006, the Company entered into an Amended and Restated Agreement with Lamar which among other things provides the following: (1) the base rent will increase annually in fixed increases of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company the difference between 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period reduced by the sum of (a) commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period (“contingent revenue”). For the years ended December 31, 2009 and 2008, contingent revenues totaled $61,000 and $88,000, respectively. In all other respects, the lease remains substantially unchanged.

At December 31, 2009, there are 24 locations under lease with 46 billboard faces. Of these locations, 22 are controlled through permanent easements and 2 are leased from third parties under operating leases with remaining terms of one year.

Minimum future contractual rental payments to be received from noncancellable long-term leases as of December 31, 2009 are:

Year ending December 31,
2010	$2,296,000
2011	2,904,000
2012	3,194,000
2013	3,290,000
2014	3,368,000
2015 to 2153	753,600,000

$768,652,000

For those leases with presently known scheduled rent increases at December 31, 2009 and 2008, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) and the portion of the excess of straight-line over contractual rentals which management has concluded is realizable when payable over the terms of the leases are as follows:

	2009	2008
Cumulative excess of straight-line over contractual rentals	$40,171,000	$35,231,000
Amount management has not been able to conclude is collectible	40,128,000	35,189,000

Accrued leasing revenues, which are included in prepaid and other on the accompanying consolidated balance sheets	$43,000	$42,000

In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon, subject to the right of any leasehold mortgagee to enter into a new lease with the Company with the same terms and conditions as the lease in default.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark, Ltd. under short-term cancellable leases. The Company also leases a portion of the Steeple Street Building to two tenants under short-term leases (five years or less) at a current annual rental of $110,000. However, one of the tenants, whose annual rental is $85,000, filed for receivership in November 2009, and there has been no determination if this tenant will remain in operation. At December 31, 2009, this tenant owed the Company $40,000 and the Company cannot determine whether it will collect the past due rent and has therefore recorded an allowance for a doubtful account for the full amount. The Company is monitoring the receivership proceedings to evaluate whether it will continue to accrue rental income.

5.	Petroleum storage facility:

Current operations:

The Company and Global are parties to a lease agreement whereby the Company operates the entire Facility for Global. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as capital improvements.

The lease provides as follows:
•	The lease expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice;

•	Global may terminate the lease on the anniversary date (April 30) provided it gives at least one year’s written notice;

•	Global will pay a monthly rent subject to annual cost-of-living adjustments;

•	Global will reimburse the Company for real property taxes in excess of $106,000 annually; and

•	The Company will receive an additional $.10 per barrel for every barrel in excess of 4,000,000 barrels of throughput in any lease year (contingent revenue).
For the years ended December 31, 2009 and 2008, the Company earned contingent revenue of $2,000 and $86,000, respectively.

The monthly rent at January 1, 2008 was $285,000 and increased to $296,000 in May 2008 as a result of the scheduled annual cost-of-living adjustments in May of each year. Due to a decrease in the cost-of-living index, there was no rent adjustment in May 2009.

Effective May 2003, Global has an option to purchase the Facility at any time during the term of the lease (other than the last year thereof) on the terms and conditions set forth in a separate option agreement. Under a companion agreement, Global agreed to make certain improvements at the Pier which totaled $319,000 in 2008. No improvements were made in 2009. [See Wilkesbarre Pier below].

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through 2006, the Company had expended $119,000 and has not incurred any additional costs since then. RIDEM has not taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs.

Environmental incident:

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. However, in the 1950’s gasoline was stored on the Company’s property by a predecessor owner. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified RIDEM. RIDEM subsequently identified Power Test Realty Partnership (Power Test), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Power Test challenged that determination and, after an administrative hearing, on October 20, 2008, a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM. Getty Properties Corp. is the general partner of Power Test. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed fine. There can be no assurance that the Superior Court will affirm the decision of the Administrative Hearing Officer. In April 2009, the Company sued Power Test and Getty Properties Corp. in the Rhode Island Superior Court seeking remediation of the site or, in the alternative, the cost of the remediation. On May 1, 2009, Power Test and Getty Properties Corp. removed the action to the United States District Court for the

District of Rhode Island. On May 22, 2009, Power Test and Getty Properties Corp. answered the Complaint and filed a Counterclaim against Dunellen, LLC and Capital Terminal Company alleging that Dunellen, LLC and Capital Terminal Company are responsible for the contamination. Getty Properties Corp. and Power Test have joined Getty Petroleum Marketing, Inc., the tenant under a long-term lease with Getty Properties Corp. of the adjacent property, as a defendant. The parties are now engaged in discovery. There can be no assurance that the Company will prevail in this litigation.

Since January 2003, the Company has not incurred significant costs in connection with this matter, other than ongoing litigation costs, and is unable to determine the costs it might incur to remedy the situation, as well as any costs to investigate, defend and seek reimbursement from the responsible party with respect to this contamination.

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

6.	Income taxes:

Income tax expense is comprised of the following components:

	2009	2008
Current:
Federal	$710,000	$770,000
State	226,000	222,000

	936,000	992,000

Deferred:
Federal	34,000	85,000
State	2,000	33,000

	36,000	118,000

	$972,000	$1,110,000

A reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:

	2009	2008
Computed “expected” tax	$818,000	$913,000
Increase in “expected” tax resulting from:
State income tax, net of federal income tax benefit	154,000	164,000
Non-deductible expenses	—	33,000

	$972,000	$1,110,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2009	2008
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis:
Cost differences	$3,517,000	$3,517,000
Depreciation differences	2,064,000	1,996,000

	5,581,000	5,513,000
Insurance premiums and accrued leasing revenues	69,000	75,000

	5,650,000	5,588,000
Gross deferred tax assets	(345,000)	(319,000)

	$5,305,000	$5,269,000

The Company’s federal and various state income tax returns for the years 2006, 2007 and 2008 remain subject to examination.

7.	Shareholders’ equity:

In November 2008, the Company restated its Articles of Incorporation:
•	To create a new class of common stock of the Company to be designated Class B Common Stock consisting of 3,500,000 shares, $.01 par value per share;

•	To increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 shares; and

•	To provide for certain transfer and ownership restrictions as set forth therein.
In December 2008, the Company issued (in the form of a stock dividend) 3,299,956 shares of Class B Common Stock on a one-for-one basis for each share of Class A Common Stock held. The Company accounted for the stock split effective in the form of a dividend by transferring $33,000 from capital in excess of par to Class B Common Stock on December 11, 2008.

The holders of Class A and Class B Common Stock vote together as a single class on all matters submitted to the shareholders of the Company except for the election of the Board of Directors and except in connection with certain major corporate actions, including a sale of the Company. The holders of Class A Common Stock, voting as a separate class, elect one-third of the Board of Directors. The holders of Class B Common Stock, voting as a separate class, elect the remainder of the Board of Directors.

Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at anytime. For the year ended December 31, 2009, 354,783 shares were converted.

The Class A Common Stock is listed on the Premier QX Tier of the OTCQX (Pink Sheets). The Class B Common Stock is not listed on any national or regional stock exchange, or on the National Association of Securities Dealers Automated Quotation National Market System or on the OTCQX (Pink Sheets).

The holders of Class A and Class B Common Stock share equally in the earnings of the Company and in dividends declared by the Company.

The Company’s Restated Articles of Incorporation prohibits any shareholder from acquiring more than a 5% interest in the Company’s classes of common stock and prohibits any shareholder or any beneficial owner who, at the time of the filing of the Restated Articles of Incorporation owned 5% or more of the Company’s classes of common stock from increasing their aggregate percentage ownership of both classes of common stock. Should a shareholder acquire a number of shares that results in the limitation being exceeded, shares in excess of the limitation would be automatically converted into an equal number of shares of Excess Stock, which class was authorized pursuant to the 2001 Amendment to the Company’s Articles of Incorporation. Excess Stock is non-voting and is not entitled to dividends. However, the shareholder may designate a qualifying transferee for shares of Excess Stock, at which time such shares would be converted and reissued as Class A or Class B Common shares as the case may be.

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

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the years ended December 31, 2009 and 2008.

The following financial information is used for making operating decisions and assessing performance of the Company’s segments:

	December 31,
	2009	2008
Leasing:
Revenues:
Long-term leases:
Contractual	$2,140,000	$2,122,000
Contingent	113,000	144,000
Excess of contractual over straight-line rentals	1,000	(1,000)
Short-term leases	654,000	715,000

	$2,908,000	$2,980,000

Property tax expense	$486,000	$476,000

Depreciation	$44,000	$44,000

Income before income taxes	$1,926,000	$2,284,000

Assets	$8,726,000	$6,521,000

Properties and equipment, additions	$2,246,000	$73,000

Petroleum storage:
Revenues:
Contractual	$3,754,000	$3,691,000
Contingent	2,000	86,000

Total revenues	$3,756,000	$3,777,000

Property tax expense	$212,000	$205,000

Depreciation	$641,000	$629,000

Income before income taxes	$1,431,000	$1,590,000

Assets	$13,917,000	$14,582,000

Properties and equipment, additions	$67,000	$332,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements:

	2009	2008
Revenues and other income:
Revenues for operating segments:
Leasing	$2,908,000	$2,980,000
Petroleum storage	3,756,000	3,777,000

	6,664,000	6,757,000
Other income, interest	—	21,000

Total consolidated revenues and other income	$6,664,000	$6,778,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$486,000	$476,000
Petroleum storage	212,000	205,000

	698,000	681,000

Unallocated corporate property tax expense	2,000	1,000

Total consolidated property tax expense	$700,000	$682,000

	2009	2008
Depreciation:
Depreciation for operating segments:
Leasing	$44,000	$44,000
Petroleum storage	641,000	629,000

	685,000	673,000
Unallocated corporate depreciation	6,000	7,000

Total consolidated depreciation	$691,000	$680,000

Income before income taxes:
Income for operating segments:
Leasing	$1,926,000	$2,284,000
Petroleum storage	1,431,000	1,590,000

	3,357,000	3,874,000
Interest income	—	21,000
Unallocated corporate expenses	(951,000)	(1,212,000)

Total consolidated income before income taxes	$2,406,000	$2,683,000

Assets:
Assets for operating segments:
Leasing	$8,726,000	$6,521,000
Petroleum storage	13,917,000	14,582,000

	22,643,000	21,103,000
Corporate cash and cash equivalents	2,043,000	3,189,000
Other unallocated amounts	76,000	35,000

Total consolidated assets	$24,762,000	$24,327,000

Additions to properties and equipment:
Leasing	$2,246,000	$73,000
Petroleum storage	67,000	332,000

	2,313,000	405,000
Unallocated corporate additions to properties and equipment	—	5,000

Total consolidated additions	$2,313,000	$410,000

The following table sets forth those customers whose revenues exceed 10% of the Company’s segment revenues:

	2009	2008
Leasing segment:
Lamar Outdoor Advertising, LLC	$793,000	$842,000
Metropark, Ltd	543,000	587,000
Gramercy Capital Corp	472,000	468,000
AvalonBay Communities, Inc.	397,000	401,000

	$2,205,000	$2,298,000

Petroleum storage segment: Global Companies, LLC	$3,756,000	$3,777,000

9.	Fourth quarter transactions in 2008:

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

10.	Subsequent event:

The Company evaluated subsequent events through the date the financial statements were issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-K.
Item 9A(T). Controls and Procedures
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
Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2009.
Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2009, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”
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
Changes in Internal Control Over Financial Reporting.
During the quarter ended December 31, 2009, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2010 Annual Meeting of the Shareholders to be filed with the SEC.
The following are the executive officers of the Registrant:

			Date of First
Name	Age	Office Held	Election to Office
Robert H. Eder	77	President, Capital Properties, Inc.	1995
Barbara J. Dreyer	71	Treasurer, Capital Properties, Inc.	1997
Stephen J. Carlotti	67	Secretary, Capital Properties, Inc.	1998
Todd D. Turcotte	38	President, Capital Terminal Company and Vice President, Capital Properties, Inc.	2008
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
The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

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
DATED: March 15, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	March 15, 2010

Robert H. Eder
President and Director
Principal Executive Officer

/s/ Barbara J. Dreyer	March 15, 2010

Barbara J. Dreyer
Treasurer, Principal Financial Officer
and Principal Accounting Officer

/s/ Alfred J. Corso	March 15, 2010

Alfred J. Corso, Director

/s/ Harris N. Rosen	March 15, 2010

Harris N. Rosen, Director