Form 10-Q
period 2010-03-31
CAPITAL PROPERTIES INC /RI/
filed 2010-04-30
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of March 31, 2010, the Company had 3,694,345 shares of Class A Common Stock and 2,905,567 shares of Class B Common Stock outstanding.

CAPITAL PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

Page
PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4. Controls and Procedures	14

PART II – OTHER INFORMATION

Item 6. Exhibits	15
Signatures	16
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	December 31,
	(unaudited)	2009
ASSETS

Properties and equipment (net of accumulated depreciation)	$22,159,000	$22,069,000
Cash	2,280,000	2,315,000
Income taxes receivable	—	47,000
Prepaid and other	303,000	331,000

	$24,742,000	$24,762,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses:
Property taxes	$300,000	$243,000
Environmental remediation	81,000	81,000
Other	228,000	514,000
Deferred leasing revenues	520,000	520,000
Income taxes:
Current	9,000	—
Deferred, net	5,339,000	5,305,000

	6,477,000	6,663,000

Subsequent event (Note 9)

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,694,345 shares at March 31, 2010 and 3,654,739 shares at December 31, 2009	37,000	37,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding 2,905,567 shares March 31, 2010 and 2,945,173 shares at December 31, 2009	29,000	29,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	11,762,000	11,762,000
Retained earnings	6,437,000	6,271,000

	18,265,000	18,099,000

	$24,742,000	$24,762,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009
Revenues:
Leasing	$715,000	$714,000
Petroleum storage facility	936,000	936,000

	1,651,000	1,650,000

Expenses:
Leasing	336,000	203,000
Petroleum storage facility	529,000	577,000
General and administrative	266,000	259,000

	1,131,000	1,039,000

Income before income taxes	520,000	611,000

Income tax expense:
Current	122,000	255,000
Deferred	34,000	(10,000)

	156,000	245,000

Net income	$364,000	$366,000

Basic income per share based upon 6,599,912 shares outstanding	$.06	$.06

Dividends per share on common stock based upon 6,599,912 shares outstanding	$.03	$.03

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$364,000	$366,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	179,000	173,000
Deferred income taxes	34,000	(10,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	179,000	(172,000)

Net cash provided by operating activities	756,000	357,000

Cash used in investing activities, payments for properties and equipment	(593,000)	(147,000)

Cash used in financing activities, payment of dividends	(198,000)	(198,000)

Increase (decrease) in cash	(35,000)	12,000
Cash, beginning	2,315,000	3,395,000

Cash, ending	$2,280,000	$3,407,000

Supplemental disclosure:
Cash paid for income taxes	$66,000	$431,000

Non-cash financing activities, capital expenditures financed through accounts payable	$44,000	$85,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”), operate in two segments: (1) Leasing and (2) Petroleum Storage.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of a parking garage), the leasing of a portion of its building (“Steeple Street Building”) under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements to Metropark, Ltd. (“Metropark”).

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

The accompanying condensed consolidated balance sheet as of December 31, 2009, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.

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
4.	Properties and equipment:

Properties and equipment consists of the following:

	March 31,	December 31,
	2010	2009
Properties on lease or held for lease:
Land and land improvements	$4,621,000	$4,621,000
Building, Steeple Street	1,772,000	1,772,000
Construction in progress, Steeple Street	2,515,000	2,246,000

	8,908,000	8,639,000

Petroleum storage facility, on lease:
Land and land improvements	5,591,000	5,591,000
Buildings and structures	1,744,000	1,744,000
Tanks and equipment	14,600,000	14,600,000

	21,935,000	21,935,000

Office equipment	131,000	131,000

	30,974,000	30,705,000

Less accumulated depreciation:
Properties on lease or held for lease	119,000	104,000
Petroleum storage facility, on lease	8,592,000	8,430,000
Office equipment	104,000	102,000

	8,815,000	8,636,000

	$22,159,000	$22,069,000

In June 2009, the Company commenced the construction of the historic restoration and utility infrastructure of the Steeple Street Building at an original estimated cost of $2,100,000. The Company anticipates that the restoration will be completed in the summer of 2010, at a total cost of $2,800,000, including tenant improvements not originally budgeted of $189,000. The Company expects to continue paying for the remaining restoration from available cash.
5.	Description of leasing arrangements:

Long-term land leases:

As of March 31, 2010, the Company had entered into six long-term land leases for six separate parcels upon which the improvements have been completed (“developed parcels”). In addition, in 2005 a long-term land lease commenced on an undeveloped parcel on which two residential buildings were planned. One building was completed in September 2009. The other building has not progressed beyond the early stages of site preparation and the timing of its construction and completion is uncertain.

Under the seven land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed under these arrangements. Accordingly, the amounts payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. For the three months ended March 31, 2010 and 2009, the real property taxes attributable to the Company’s land under these leases are $250,000 and $360,000 respectively.

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

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark, Ltd. under short-term cancellable leases. The Company also leases a portion of the Steeple Street Building to two tenants under short-term leases (five years or less) at a current annual rental of $114,000. However, one of the tenants, whose annual rental is $90,000, filed for receivership in November 2009 and is seeking a buyer for its operations who would assume the lease. At March 31, 2009, this tenant owed the Company $62,000 and the Company cannot determine whether it will collect the past due rent and has therefore recorded an allowance for a doubtful account for the full amount. The Company is monitoring the receivership proceedings to evaluate whether it will continue to accrue rental income.
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

Environmental incident:

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified RIDEM. RIDEM subsequently identified Power Test Realty Partnership (Power Test), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, on October 20, 2008, a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed fine. There can be no assurance that the Superior Court will affirm the decision of the Administrative Hearing Officer.

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

The income tax provision for the three months ended March 31, 2010, does not bear the customary relationship between income tax expense and pretax accounting income. The Company has determined that the expenditures in connection will the historic restoration of the Steeple Street Building qualify for federal historic income tax credits in 2010 totaling approximately $512,000 and has incorporated the credit in determining the effective tax rate for 2010 in the accompanying consolidated financial statements.
8.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest income, and certain corporate expenses.

Inter-segment revenues are immaterial in amount. The Company did not incur interest expense during the three months ended March 31, 2010 and 2009.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three months ended March 31, 2010 and 2009:

	2010	2009
Leasing:
Revenues:
Long-term leases:
Contractual	$544,000	$527,000
Contingent	11,000	12,000
Short-term leases	160,000	175,000

Total revenues	$715,000	$714,000

Property tax expense	$124,000	$123,000

Depreciation	$15,000	$11,000

Income before income taxes	$379,000	$511,000

Assets	$8,959,000	$6,614,000

Properties and equipment, additions	$269,000	$92,000

Petroleum storage:
Revenues, contractual	$936,000	$936,000

Property tax expense	$55,000	$53,000

Depreciation	$162,000	$161,000

Income before income taxes	$407,000	$359,000

Assets	$13,646,000	$14,298,000

Properties and equipment, additions	$—	$55,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2010 and 2009:

	2010	2009
Revenues for operating segments:
Leasing	$715,000	$714,000
Petroleum storage	936,000	936,000

Total consolidated revenues and other income	$1,651,000	$1,650,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$124,000	$123,000
Petroleum storage	55,000	53,000

	179,000	176,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$180,000	$177,000

Depreciation:
Depreciation for operating segments:
Leasing	$15,000	$11,000
Petroleum storage segment:	162,000	161,000

	177,000	172,000
Unallocated corporate depreciation	2,000	1,000

Total consolidated depreciation	$179,000	$173,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$379,000	$511,000
Petroleum storage	407,000	359,000

	786,000	870,000
Unallocated corporate expenses	(266,000)	(259,000)

Total consolidated income before income taxes	$520,000	$611,000

Assets:
Assets for operating segments:
Leasing	$8,959,000	$6,614,000
Petroleum storage	13,646,000	14,298,000

	22,605,000	20,912,000
Corporate cash	2,110,000	3,193,000
Other unallocated amounts	27,000	34,000

Total consolidated assets	$24,742,000	$24,139,000

Additions to properties and equipment for operating segments:
Leasing	$269,000	$92,000
Petroleum storage	—	55,000

Total consolidated additions	$269,000	$147,000

9.	Subsequent event:

On April 23, 2010, the Board of Directors of the Company declared a special dividend of $5,478,000 ($.83 per common share) on the Class A and Class B common stock to shareholders of record on May 12, 2010 payable on May 26, 2010. The dividend represents the payout to the shareholders of the Company’s earnings and profits as calculated for federal income tax purposes at December 31, 2009. The Company has expressed its intention that at some time in the future the Company will convert to a pass-through entity for income tax purposes. In order to effectuate such a conversion, the Company will be required to pay out its accumulated earnings and profits. The Board of Directors determined that it would be in the best interest of the shareholders to make the distribution of the earnings and profits while the tax laws are still favorable, since it is expected that the federal income tax rate on dividends will rise substantially on January 1, 2011.

In order to fund the special dividend, the Company borrowed $6,000,000 from a bank. The loan bears interest at the rate of 6 percent per annum and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). The loan matures April 26, 2020 and contains the customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. As collateral for the loan, the Company has granted the bank a mortgage on Parcels 3S and 5 in the Capital Center.

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

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2009. There have been no changes to the application of this accounting policy since December 31, 2009.

Segments:

The Company operates in two segments, leasing and petroleum storage.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of a parking garage), the leasing of a portion of the Steeple Street Building under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements to Metropark.

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

2.	Results of operations:

Three months ended March 31, 2010 compared to three months ended March 31, 2009:

Leasing segment:

	2010	2009	Difference
Leasing revenues	$715,000	$714,000	$1,000
Leasing expense	336,000	203,000	$133,000

	$379,000	$511,000

Leasing revenue remained at the 2009 level. Leasing expense increased due to legal fees in connection with two leases, a bad debt expense and the hiring of a new employee. Under one of its long-term land leases, the Company incurred legal fees totaling $55,000 in connection with disputes under the lease which have not been resolved to date. The Company also incurred legal fees totaling $21,000 in disputes with one of its tenants in the Steeple Street Building, which tenant filed for receivership in November 2009 and is seeking a buyer for its operations who would assume the lease.

Petroleum storage segment:

	2010	2009	Difference
Petroleum storage facility revenues	$936,000	$936,000	$—
Petroleum storage facility expense	529,000	577,000	$(48,000)

	$407,000	$359,000

Petroleum storage facility revenue remained at the 2009 level because there was no cost-of-living rent adjustment for the contract year which commenced in May 2009. No contingent revenue was earned in the first quarter of either year. However, commencing May 1, 2010, the annual cost-of-living adjustment under the lease will be $82,000 annually. Petroleum storage facility expense decreased due to lower levels of repairs and maintenance and a decrease in legal fees.

General:

For the three months ended March 31, 2010, general and administrative expense remained approximately at the 2009 level.

Income taxes:

The income tax provision for the three months ended March 31, 2010, does not bear the customary relationship between income tax expense and pretax accounting income. The Company has determined that the expenditures in connection will the historic restoration of the Steeple Street Building qualify for federal historic income tax credits in 2010 totaling approximately $512,000 and has incorporated the credit in determining the effective tax rate for 2010.

3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

During the first quarter of 2010, the Company’s operating activities provided $756,000 of cash. Cash decreased by $35,000 for the quarter, principally due to payments for the restoration of the Steeple Street Building of $593,000 and dividends of $198,000.

Cash and cash commitments:

At March 31, 2010, the Company had cash of $2,280,000. Since February 2009, the Company maintains all of its cash in a non-interest bearing checking account.

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

Under the terms of the Company’s long-term land leases, appraisals of the premises are periodically required at various stated intervals to provide the basis for recalculating the annual rent. However, if as a result of such appraisal the annual rent is calculated to be less than the then current rent, the annual rent will remain at the current level. The appraisal process for Parcel 8 commenced in November 2009 to determine what amount, if any, the annual rent will be increased. Both the Company and the tenant each had an appraisal made. The process has been delayed because of the differences in the two appraisals; therefore, under the terms of the lease, a third appraiser has been engaged to perform an appraisal, after which a final determination of the amount of any increase will be made. The Company anticipates a decision on the appraisal during the second quarter and any increase will be retroactive to February 1, 2010. The current annual rent is $223,000.

Under one of the Company’s long-term land leases, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007, which credit now totals $520,000, the maximum amount. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent will increase from $48,000 to $300,000. At that time, the tenant will not be required to make cash payments for rent for the following 21 months, and the Company will reclassify each month $25,000 of deferred leasing revenues to leasing revenues.

The current economic conditions have had limited impact on the Company’s results of operations to date. In 2009, the Company had decreased Metropark’s rent under the short-term parking lease from April 1, 2009 to June 30, 2010, at which time the Company anticipates that the rent will return to the January 1, 2009 level (an increase of $44,000 annually). In 2009, the Company also granted Lamar rent relief under its long-term land lease for various billboard locations for the period January 1, 2009 to May 31, 2010, at which time the rent will return to the scheduled level (an increase of $49,000 annually). As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of current conditions on its major tenants and, therefore, cannot predict whether any other tenants will request such relief or concessions.

The Company leases a portion of the Steeple Street Building to two tenants under short-term leases (five years or less) at a current annual rental of $114,000. However, one of the tenants, whose annual rental is $90,000, filed for receivership in November 2009 and is seeking a buyer for its operations who would assume the lease. At March 31, 2010, this tenant owed the Company $62,000, which amount has been fully reserved, and the Company cannot determine whether it will collect the past due rent. The Company is monitoring the receivership proceedings to evaluate whether it will continue to accrue rental income.

In June 2009, the Company commenced the construction of the historic restoration and utility infrastructure of the Steeple Street Building at an original estimated cost of $2,100,000. The Company anticipates that the restoration will be completed in the summer of 2010 at a total cost of $2,800,000, including tenant improvements not originally budgeted of $189,000. The Company expects to continue paying for the remaining restoration from available cash. Through March 31, 2010, the Company has incurred costs of $2,515,000. The Company has determined that the expenditures qualify for Federal historic tax credits in 2010 totaling approximately $512,000. The Company is currently marketing the remaining portions of the building for lease.

Under the Company’s lease with Global, commencing May 1, 2010 the annual cost-of-living adjustment is $82,000.

In March 2010, certain areas of the State of Rhode Island experienced unprecedented flooding but the Company’s properties and operations were not affected.

On April 23, 2010, the Board of Directors of the Company declared a special dividend of $5,478,000 ($.83 per common share) on the Class A and Class B common stock to shareholders of record on May 12, 2010 payable on May 26, 2010. The dividend represents the payout to the shareholders of the Company’s earnings and profits as calculated for federal income tax purposes at December 31, 2009. The Company has expressed its intention that at some time in the future the Company will convert to a pass-through entity for income tax purposes. In order to effectuate such a conversion, the Company will be required to pay out its accumulated earnings and profits. The Board of Directors determined that it would be in the best interest of the shareholders to make the distribution of the earnings and profits while the tax laws are still favorable, since it is expected that the federal income tax rate on dividends will rise substantially on January 1, 2011.

In order to fund the special dividend, the Company borrowed $6,000,000 from a bank. The loan bears interest at the rate of 6 percent per annum and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). The loan matures April 26, 2020 and contains the customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. As collateral for the loan, the Company has granted the bank a mortgage on Parcels 3S and 5 in the Capital Center.

On April 23, 2010, the Company also declared a quarterly dividend of $198,000 ($.03 per common share) which dividend will also be paid May 26, 2010. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company expects that cash generated from current operations will continue to be sufficient to meet operating expenses, debt service, ordinary capital expenditures, the remaining cost of the Steeple Street Building restoration and the current level of quarterly dividends. In the event temporary liquidity is required, the Company believes that a line of credit or other arrangements could be obtained by pledging some or all of its unencumbered assets as collateral.

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

DATED: April 30, 2010