Form 10-Q
period 2010-06-30
CAPITAL PROPERTIES INC /RI/
filed 2010-07-30
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, the Company had 3,721,411 shares of Class A Common Stock and 2,878,501 shares of Class B Common Stock outstanding.

CAPITAL PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION
Item 6. Exhibits	17

Signatures	18
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	December 31,
	(unaudited)	2009
ASSETS

Properties and equipment (net of accumulated depreciation)	$22,274,000	$22,069,000
Cash	2,712,000	2,315,000
Income taxes receivable	318,000	47,000
Prepaid and other	453,000	331,000

	$25,757,000	$24,762,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Note payable	$5,975,000	$—
Accounts payable and accrued expenses:
Property taxes	248,000	243,000
Environmental remediation	81,000	81,000
Other	511,000	514,000
Deferred:
Leasing revenues	520,000	520,000
Income taxes, net	5,407,000	5,305,000

	12,742,000	6,663,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,721,411 shares at June 30, 2010 and 3,654,739 shares at December 31, 2009	37,000	37,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,878,501 shares at June 30, 2010 and 2,945,173 shares at December 31, 2009	29,000	29,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	11,762,000	11,762,000
Retained earnings	1,187,000	6,271,000

	13,015,000	18,099,000

	$25,757,000	$24,762,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Revenues:
Leasing	$775,000	$760,000	$1,490,000	$1,474,000
Petroleum storage facility	953,000	949,000	1,889,000	1,885,000

	1,728,000	1,709,000	3,379,000	3,359,000

Expenses:
Leasing	228,000	204,000	564,000	407,000
Petroleum storage facility	602,000	647,000	1,131,000	1,224,000
General and administrative	226,000	231,000	492,000	490,000
Interest	64,000	—	64,000	—

	1,120,000	1,082,000	2,251,000	2,121,000

Income before income taxes	608,000	627,000	1,128,000	1,238,000

Income tax expense (benefit):
Current	114,000	267,000	236,000	522,000
Deferred	68,000	(12,000)	102,000	(22,000)

	182,000	255,000	338,000	500,000

Net income	$426,000	$372,000	$790,000	$738,000

Basic income per common share based upon 6,599,912 shares outstanding	$.06	$.06	$.12	$.11

Dividends per share on common stock based upon 6,599,912 shares outstanding	$.86	$.03	$.89	$.06

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$790,000	$738,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	375,000	346,000
Deferred income taxes	102,000	(22,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	(135,000)	(461,000)

Net cash provided by operating activities	1,132,000	601,000

Cash used in investing activities, payments for properties and equipment	(781,000)	(287,000)

Cash flows from financing activities:
Proceeds from note payable	6,000,000	—
Payments:
Note payable	(25,000)	—
Deferred financing fees	(55,000)	—
Dividends	(5,874,000)	(396,000)

Net cash provided by (used in) financing activities	46,000	(396,000)

Increase (decrease) in cash	397,000	(82,000)
Cash, beginning	2,315,000	3,395,000

Cash, ending	$2,712,000	$3,313,000

Supplemental disclosures:
Cash paid for:
Income taxes	$561,000	$941,000

Interest	$34,000	$—

Non-cash investing and financing activities:
Capital expenditures financed through accounts payable	$167,000	$115,000

Conversion of Class B Common Stock into Class A Common Stock	$—	$3,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

The accompanying condensed consolidated balance sheet as of December 31, 2009, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.

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
4.	Properties and equipment:

Properties and equipment consists of the following:

	June 30,	December 31,
	2010	2009
Properties on lease or held for lease:
Land and land improvements	$4,621,000	$4,621,000
Building and improvements, Steeple Street	1,961,000	1,772,000
Construction in progress	2,633,000	2,246,000

	9,215,000	8,639,000

Petroleum storage facility, on lease:
Land and land improvements	5,591,000	5,591,000
Buildings and structures	1,748,000	1,744,000
Tanks and equipment	14,600,000	14,600,000

	21,939,000	21,935,000

Office equipment	131,000	131,000

	31,285,000	30,705,000

Less accumulated depreciation:
Properties on lease or held for lease	151,000	104,000
Petroleum storage facility, on lease	8,754,000	8,430,000
Office equipment	106,000	102,000

	9,011,000	8,636,000

	$22,274,000	$22,069,000

In June 2009, the Company commenced the construction of the historic restoration and utility infrastructure of the Steeple Street Building at an original estimated cost of $2,100,000. In July 2010, the restoration was substantially completed at a total cost of $2,633,000 plus tenant improvements not originally budgeted of $189,000.
5.	Note payable:

In April 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at the rate of 6 percent per annum and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). The loan matures April 26, 2020 and contains the customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. As collateral for the loan, the Company granted the bank a mortgage on Parcels 3S and 5 in the Capital Center.

In May 2010, the proceeds from the loan were used principally to fund a special dividend of $5,478,000 to shareholders, which represented the Company’s earnings and profits as calculated for federal income tax purposes at December 31, 2009.

In connection with the borrowing, the Company incurred financing fees totaling $55,000, which are included in prepaid and other on the accompanying consolidated balance sheet at June 30, 2010. These fees are being amortized on a straight-line basis over the 10-year term of the note and are included in interest expense on the accompanying consolidated statements of income for the three and six months ended June 30, 2010.

6.	Description of leasing arrangements:

Long-term land leases:

As of June 30, 2010, the Company had entered into six long-term land leases for six separate parcels upon which the improvements have been completed (“developed parcels”). In addition, in 2005 a long-term land lease commenced on an undeveloped parcel on which two residential buildings were planned. One building was completed in September 2009. The other building has not progressed beyond the early stages of site preparation and the timing of its construction and completion is uncertain.

Under the seven land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed under these arrangements. Accordingly, the amounts payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. The real property taxes attributable to the Company’s land under these leases totaled $250,000 and $500,000, respectively, for the three and six months ended June 30, 2010, and $360,000 and $720,000, respectively, for the three and six months ended June 30, 2009.

Under the lease which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007, which credit totaled $520,000 at June 30, 2010. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant will not be required to make cash payments for rent for the next 21 months. Each month during the period of the rent credit, the Company will reclassify $25,000 of deferred leasing revenues to leasing revenues.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark, Ltd. under a short-term cancellable lease.

A former tenant of the Steeple Street Building filed for receivership in November 2009. At December 31, 2009, the former tenant owed the Company $40,000 and the Company recorded an allowance for doubtful accounts of $40,000. At March 31, 2010, the former tenant owed the Company an additional $22,000 and the Company recorded an allowance for doubtful accounts for the additional amount. In June 2010, the former tenant sold its operations to a new tenant who assumed the lease and paid the Company in full; the Company has reversed the allowance for doubtful accounts for the full amount.

At June 30, 2010, the Company has two tenants in a portion of the Steeple Street Building (including the new tenant who assumed the lease) under short-term leases (five years or less) at a current annual rental of $114,000. The Company is seeking additional tenants for the remaining available space.
7.	Petroleum storage facility:

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
8.	Income taxes:

The income tax provision for the three and six months ended June 30, 2010, does not bear the customary relationship between tax expense and pretax accounting income. The Company has determined that the expenditures in connection with the historic restoration of the Steeple Street Building qualify for federal historic income tax credits in 2010 of approximately $500,000 and has incorporated the credit in determining the effective tax rate for 2010 in the accompanying consolidated financial statements.
9.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest income and expense, and certain corporate expenses.

Inter-segment revenues are immaterial in amount. The Company incurred interest expense of $64,000 for the six months ended June 30, 2010. The Company did not incur interest expense during the six months ended June 30, 2009.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the six months ended June 30, 2010 and 2009:

	2010	2009
Leasing:
Revenues:
Long-term leases:
Contractual	$1,094,000	$1,053,000
Contingent	80,000	86,000
Short-term leases	316,000	335,000

Total revenues	$1,490,000	$1,474,000

	2010	2009
Property tax expense	$248,000	$245,000

Depreciation	$47,000	$21,000

Income before income taxes	$926,000	$1,067,000

Assets	$9,300,000	$6,895,000

Properties and equipment, additions	$576,000	$335,000

Petroleum storage:
Revenues:
Contractual	$1,889,000	$1,883,000
Contingent	—	2,000

Total revenues	$1,889,000	$1,885,000

Property tax expense	$117,000	$106,000

Depreciation	$324,000	$322,000

Income before income taxes	$758,000	$661,000

Assets	$13,604,000	$14,133,000

Properties and equipment, additions	$4,000	$67,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the six months ended June 30, 2010 and 2009:

	2010	2009
Revenues for operating segments:
Leasing	$1,490,000	$1,474,000
Petroleum storage	1,889,000	1,885,000

Total consolidated revenues	$3,379,000	$3,359,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$248,000	$245,000
Petroleum storage	117,000	106,000

	365,000	351,000
Unallocated corporate property tax expense	2,000	2,000

Total consolidated property tax expense	$367,000	$353,000

Depreciation:
Depreciation for operating segments:
Leasing	$47,000	$21,000
Petroleum storage segment:	324,000	322,000

	371,000	343,000
Unallocated corporate depreciation	4,000	3,000

Total consolidated depreciation	$375,000	$346,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$926,000	$1,067,000
Petroleum storage	758,000	661,000

	1,684,000	1,728,000
Unallocated corporate expenses	(492,000)	(490,000)
Interest expense	(64,000)	—

Total consolidated income before income taxes	$1,128,000	$1,238,000

	2010	2009
Assets:
Assets for operating segments:
Leasing	$9,300,000	$6,895,000
Petroleum storage	13,604,000	14,133,000

	22,904,000	21,028,000
Corporate cash	2,509,000	3,116,000
Other unallocated amounts	344,000	105,000

Total consolidated assets	$25,757,000	$24,249,000

Additions to properties and equipment for operating segments:
Leasing	$576,000	$335,000
Petroleum storage	4,000	67,000

Total consolidated additions	$580,000	$402,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to Consolidated Financial Statements, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectibility of the accrued leasing revenues when due over the terms of the long-term land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.
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

2.	Results of operations:

Three months ended June 30, 2010 compared to three months ended June 30, 2009:

Leasing segment:

	2010	2009	Difference
Leasing revenues	$775,000	$760,000	$15,000
Leasing expense	228,000	204,000	$24,000

	$547,000	$556,000

Leasing revenue increased due to the termination of the rent relief granted Lamar 2009 (which rent has been restored to its scheduled level) and scheduled increases in rentals under long-term land leases. Leasing expense increased due to higher legal fees in connection with two leases; this increase was offset in part by the reversal of an allowance for doubtful accounts of $62,000.
Petroleum storage segment:

	2010	2009	Difference
Petroleum storage facility revenues	$953,000	$949,000	$4,000
Petroleum storage facility expense	602,000	647,000	$(45,000)

	$351,000	$302,000

Petroleum storage facility revenues remained at the 2009 level. The May 1, 2010 annual cost-of-living adjustment under the lease for the petroleum storage facility was $82,000 annually; however, this increase was offset in part by lower levels of payments by Global for repairs and no contingent rent earned in 2010. Contingent rent of $2,000 was earned in the three months ended June 30, 2009. Petroleum storage facility expense decreased due to lower levels of repairs and maintenance.
General:
For the three months ended June 30, 2010, general and administrative expense remained at the 2009 level.
Interest expense:
In April 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at the rate of 6 percent per annum and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). For the three months ended June 30, 2010, interest expense was $64,000.
Income taxes:
The income tax provision for the three months ended June 30, 2010, does not bear the customary relationship between income tax expense and pretax accounting income. The Company has determined that the expenditures in connection will the historic restoration of the Steeple Street Building qualify for federal historic income tax credits in 2010 of approximately $500,000 and has incorporated the credit in determining the effective tax rate for 2010.
Six months ended June 30, 2010 compared to six months ended June 30, 2009:
Leasing segment:

	2010	2009	Difference
Leasing revenues	$1,490,000	$1,474,000	$16,000
Leasing expense	564,000	407,000	$157,000

	$926,000	$1,067,000

Leasing revenue increased due to the termination of the rent relief granted Lamar 2009 (which rent has been restored to its scheduled level) and scheduled increases in rentals under long-term land leases. Leasing expense increased due to higher legal fees in connection with two leases and the hiring of a new employee. This increase was offset in part by the reversal of an allowance for a doubtful account of $62,000.
Petroleum storage segment:

	2010	2009	Difference
Petroleum storage facility revenues	$1,889,000	$1,885,000	$4,000
Petroleum storage facility expense	1,131,000	1,224,000	$(93,000)

	$758,000	$661,000

Petroleum storage facility revenues remained at the 2009 level. The May 1, 2010 annual cost-of-living adjustment under the lease for the petroleum storage facility was $82,000 annually; however, this increase was offset in part by lower levels of payments by Global for repairs and no contingent rent earned in 2010. Contingent rent of $2,000 was earned in the six months ended June 30, 2009. Petroleum storage facility expense decreased due to lower levels of repairs and maintenance and lower legal fees, offset in part by the hiring of a new employee.

General:

For the six months ended June 30, 2010, general and administrative expense remained at the 2009 level.

Interest expense:

In April 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at the rate of 6 percent per annum and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). For the six months ended June 30, 2010, interest expense was $64,000.

Income taxes:

The income tax provision for the six months ended June 30, 2010, does not bear the customary relationship between income tax expense and pretax accounting income. The Company has determined that the expenditures in connection will the historic restoration of the Steeple Street Building qualify for federal historic income tax credits in 2010 totaling approximately $512,000 and has incorporated the credit in determining the effective tax rate for 2010.

3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

In April 2010, the Board of Directors of the Company declared a special dividend of $5,478,000 ($.83 per common share) on the Class A and Class B common stock to shareholders of record on May 12, 2010 payable on May 26, 2010. The dividend represented the payout to the shareholders of the Company’s earnings and profits as calculated for federal income tax purposes at December 31, 2009. The Company has expressed its intention in the future to convert to a pass-through entity for income tax purposes. In order to effectuate such a conversion, the Company will be required to pay out its accumulated earnings and profits. The Board of Directors determined that it would be in the best interest of the shareholders to make the distribution of the earnings and profits while the tax laws are still favorable, since it is expected that the federal income tax rate on dividends will rise substantially on January 1, 2011.

In order to fund the special dividend, the Company borrowed $6,000,000 from a bank. The loan bears interest at the rate of 6 percent per annum and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). The loan matures April 26, 2020 and contains the customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. As collateral for the loan, the Company granted the bank a mortgage on Parcels 3S and 5 in the Capital Center.

During the first six months of 2010, the Company’s operating activities provided an additional $1,132,000 of cash. The Company made cash payments of $5,874,000 for dividends and $781,000 for the restoration of the Steeple Street Building. Cash increased $397,000 for the six months.

Cash and cash commitments:

At June 30, 2010, the Company had cash of $2,712,000. Since February 2009, the Company maintains all of its cash in a non-interest bearing checking account.

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

Under the terms of the Company’s long-term land leases, appraisals of the premises are periodically required at various stated intervals to provide the basis for recalculating the annual rent. However, if as a result of such appraisal the annual rent is calculated to be less than the then current rent, the annual rent will remain at the current level. The appraisal process for Parcel 8 commenced in November 2009 to determine the amount of the adjustment, if any, in the annual fixed rent. Each of the Company and the tenant had an appraisal made. The appraised values differed by more than ten percent. Therefore, under the terms of the lease, a third appraiser has been engaged to perform an appraisal. The decision of the third appraiser will be binding on the Company and the tenant. The Company anticipates receiving the decision of the third appraiser during the third quarter. Any increase will be retroactive to February 1, 2010. The current annual rent is $223,000.
Under the one of the Company’s long-term land leases, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007, which credit totaled $520,000 at June 30, 2010. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant will not be required to make cash payments for rent for the next 21 months. Each month during the period of the rent credit, the Company will reclassify $25,000 of deferred leasing revenues to leasing revenues.
Under the Company’s long-term land lease on Parcel 9, on April 1, 2011, the scheduled contractual rent will increase $260,000 annually. Under the Company’s long-term land lease on Parcel 2, on May 1, 2011, the scheduled contractual rent will increase $384,000 annually.
The current economic conditions have had limited impact on the Company’s results of operations to date. In 2009, the Company had decreased Metropark’s rent under the short-term parking lease from April 1, 2009 to June 30, 2010. In 2009, the Company also granted Lamar rent relief under its long-term land lease for various billboard locations for the period January 1, 2009 to May 31, 2010. At July 1, 2010, both rents have been restored to the scheduled level (a total increase of $93,000 annually). As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of current economic conditions on its major tenants and, therefore, cannot predict whether any other tenants will request such relief or concessions.
In June 2009, the Company commenced the construction of the historic restoration and utility infrastructure of the Steeple Street Building at an original estimated cost of $2,100,000. In July 2010, the restoration was substantially completed at a total cost of $2,633,000, plus tenant improvements not originally budgeted of $189,000. The Company has determined that the expenditures qualify for Federal historic tax credits in 2010 totaling approximately $512,000.
A former tenant of the Steeple Street Building filed for receivership in November 2009. At December 31, 2009, the former tenant owed the Company $40,000 and the Company recorded an allowance for doubtful accounts of $40,000. At March 31, 2010, the former tenant owed the Company an additional $22,000 and the Company recorded an allowance for doubtful accounts for the additional amount. In June 2010, the former tenant sold its operations to a new tenant who assumed the lease and paid the Company in full; the Company has reversed the allowance for doubtful accounts for the full amount.
At June 30, 2010, the Company has two tenants in a portion of the Steeple Street Building (including the new tenant who assumed the lease) under short-term leases (five years or less) at a current annual rental of $114,000. The Company is currently marketing the remaining portions of the building for lease.
Under the Company’s lease with Global, the annual cost-of-living adjustment was $82,000 effective May 1, 2010.
In March 2010, certain areas of the State of Rhode Island experienced unprecedented flooding but the Company’s properties and operations were not affected.
On July 27, 2010, the Company declared a quarterly dividend of $198,000 ($.03 per common share) which dividend will be paid on August 25, 2010. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.
The Company expects that cash generated from current operations will continue to be sufficient to meet operating expenses, debt service, ordinary capital expenditures and the current level of quarterly dividends. In the event temporary liquidity is required, the Company believes that a line of credit or other arrangements could be obtained by pledging some or all of its unencumbered assets as collateral.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits
(b)	Exhibits:
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008).

3.2	By-laws, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007).

10	Material contracts:
(a)	Loan Agreement between Bank Rhode Island and Company:

(i) Dated April 26, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s report on Form 8-K filed on April 28, 2010).

(b)	Lease between Metropark, Ltd. and Company:

(i) Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004), as amended.

(c)	Miscellaneous contract:

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

DATED: July 30, 2010