Form 10-Q
period 2010-09-30
CAPITAL PROPERTIES INC /RI/
filed 2010-11-01
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of September 30, 2010, the Company had 3,727,724 shares of Class A Common Stock and 2,872,188 shares of Class B Common Stock outstanding.

CAPITAL PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Page

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 6. Exhibits	18

Signatures	19

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	December 31,
	(unaudited)	2009

ASSETS

Properties and equipment (net of accumulated depreciation)	$22,300,000	$22,069,000
Cash	2,387,000	2,315,000
Income taxes receivable	424,000	47,000
Prepaid and other	571,000	331,000

	$25,682,000	$24,762,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Note payable ($300,000 due within one year)	$5,900,000	$—
Accounts payable and accrued expenses:
Property taxes	267,000	243,000
Tank repairs	177,000
Environmental remediation	81,000	81,000
Other	286,000	514,000
Deferred:
Leasing revenues	445,000	520,000
Income taxes, net	5,442,000	5,305,000

	12,598,000	6,663,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,727,724 shares at September 30, 2010 and 3,654,739 shares at December 31, 2009	37,000	37,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,872,188 shares at September 30, 2010 and 2,945,173 shares at December 31, 2009	29,000	29,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	11,762,000	11,762,000
Retained earnings	1,256,000	6,271,000

	13,084,000	18,099,000

	$25,682,000	$24,762,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Revenues:
Leasing	$839,000	$714,000	$2,329,000	$2,188,000
Petroleum storage facility	976,000	950,000	2,865,000	2,835,000

	1,815,000	1,664,000	5,194,000	5,023,000

Expenses:
Leasing	255,000	266,000	819,000	673,000
Petroleum storage facility	873,000	591,000	2,004,000	1,815,000
General and administrative	214,000	224,000	706,000	714,000
Interest	91,000	—	155,000	—

	1,433,000	1,081,000	3,684,000	3,202,000

Income before income taxes	382,000	583,000	1,510,000	1,821,000

Income tax expense:
Current	80,000	190,000	316,000	712,000
Deferred	35,000	52,000	137,000	30,000

	115,000	242,000	453,000	742,000

Net income	267,000	341,000	1,057,000	1,079,000

Retained earnings, beginning	1,187,000	5,971,000	6,271,000	5,629,000

Dividends on common stock based upon 6,599,912 shares outstanding ($.03 per share for the three months ended September 30, 2010 and 2009; $.92 and $.09 per share for the nine months ended September 30, 2010 and 2009, respectively)	(198,000)	(198,000)	(6,072,000)	(594,000)

Retained earnings, ending	$1,256,000	$6,114,000	$1,256,000	$6,114,000

Basic income per common share based upon 6,599,912 shares outstanding	$.04	$.05	$.16	$.16

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income	$1,057,000	$1,079,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	577,000	519,000
Amortization of deferred financing fees	2,000	—
Deferred:
Income taxes	137,000	30,000
Leasing revenues	(75,000)	—
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	(253,000)	(569,000)

Net cash provided by operating activities	1,445,000	1,059,000

Cash used in investing activities, payments for properties and equipment	(1,146,000)	(1,172,000)

Cash flows from financing activities:
Proceeds from note payable	6,000,000	—
Payments:
Note payable	(100,000)	—
Deferred financing fees	(55,000)	—
Dividends	(6,072,000)	(594,000)

Net cash used in financing activities	(227,000)	(594,000)

Increase (decrease) in cash	72,000	(707,000)
Cash, beginning	2,315,000	3,395,000

Cash, ending	$2,387,000	$2,688,000

Supplemental disclosures:
Cash paid for:
Income taxes	$743,000	$1,138,000

Interest	$125,000	$—

Non-cash investing and financing activities:
Capital expenditures financed through accounts payable	$30,000	$368,000

Conversion of Class B Common Stock into Class A Common Stock	$—	$4,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The accompanying condensed consolidated balance sheet as of December 31, 2009, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.

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
4.	Properties and equipment:

Properties and equipment consists of the following:

	September 30,	December 31,
	2010	2009

Properties on lease or held for lease:
Land and land improvements	$4,690,000	$4,621,000
Building and improvements, Steeple Street	1,890,000	1,772,000
Construction in progress	2,847,000	2,246,000

	9,427,000	8,639,000

Petroleum storage facility, on lease:
Land and land improvements	5,591,000	5,591,000
Buildings and structures	1,764,000	1,744,000
Tanks and equipment	14,588,000	14,600,000

	21,943,000	21,935,000

Office equipment	83,000	131,000

	31,453,000	30,705,000

Less accumulated depreciation:
Properties on lease or held for lease	190,000	104,000
Petroleum storage facility, on lease	8,904,000	8,430,000
Office equipment	59,000	102,000

	9,153,000	8,636,000

	$22,300,000	$22,069,000

At September 30, 2010, the Company wrote off fully depreciated equipment no longer in service totaling $60,000.

In June 2009, the Company commenced the construction of the historic restoration and utility infrastructure of the Steeple Street Building, which was completed in October 2010 at a total cost of $2,977,000 plus tenant improvements of $191,000.

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

In connection with the borrowing, the Company incurred financing fees totaling $55,000, which are included in prepaid and other assets on the accompanying consolidated balance sheet at September 30, 2010. These fees are being amortized on a straight-line basis over the 10-year term of the note and are included in interest expense on the accompanying consolidated statements of income and retained earnings for the three and nine months ended September 30, 2010.

6.	Description of leasing arrangements:

Long-term land leases:

As of September 30, 2010, the Company had entered into six long-term land leases for six separate parcels upon which the improvements have been completed (“developed parcels”). In addition, in 2005 a long-term land lease commenced on an undeveloped parcel on which two residential buildings were planned. One building was completed in September 2009. The other building has not progressed beyond the early stages of site preparation and the timing of its construction and completion is uncertain.

Under the seven land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. The real property taxes attributable to the Company’s land under these leases totaled $378,000 and $878,000, respectively, for the three and nine months ended September 30, 2010, and $178,000 and $898,000, respectively, for the three and nine months ended September 30, 2009.

Under the lease which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant will not be required to make cash payments for rent until May 2012. Commencing July 1, 2010, the Company is reclassifying each month $25,000 of deferred leasing revenues to leasing revenues. At September 30, 2010, the remaining credit is $445,000.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark, Ltd. under a short-term cancellable lease.

A former tenant of the Steeple Street Building filed for receivership in November 2009. At December 31, 2009, the former tenant owed the Company $40,000 and the Company recorded an allowance for doubtful accounts of $40,000. At March 31, 2010, the former tenant owed the Company an additional $22,000 and the Company recorded an allowance for doubtful accounts for the additional amount. In June 2010, the former tenant sold its operations to a new tenant who assumed the lease and paid the Company in full; the Company reversed the allowance for doubtful accounts for the full amount.

At September 30, 2010, the Company has two tenants in a portion of the Steeple Street Building (including the new tenant who assumed the lease) under short-term leases (five years or less) at a current annual rental of $114,000. The Company is seeking additional tenants for the remaining available space.
7.	Petroleum storage facility:

Environmental incident (2010):

On August 30, 2010, during a regular facility inspection of the Terminal a release of petroleum-contaminated water was discovered from the tank bottom of one of the Company’s 150,000 barrel tanks. The Company notified the Rhode Island Department of Environmental Management (RIDEM), the Environmental Protection Agency and the United States Coast Guard. It also notified its insurance carriers of the release and the damage to the tank.

The tank was emptied of product and the cleaning of the tank bottom was completed by September 11, 2010. The petroleum-contaminated water released from the tank was contained on the secondary containment liner under the tank bottom, preventing contamination of the groundwater. The Company engaged an outside engineering firm to inspect the tank bottom to determine the cause and location of the release, as well as the extent of the required repairs. The findings of the inspection indicated that aggressive corrosion from inside the tank occurred, causing two holes in the immediate vicinity of the observed release, as well as several other holes or potential holes in other areas of the tank bottom. The report indicates that the corrosion was caused by microbial contamination.

The Company has received from the contractor who constructed the tank in 2004 a cost estimate of $150,000 to repair the tank. Once the repair begins, it will take approximately six weeks to complete. Management’s present estimate of the total cost of the cleanup, inspection and repair is $210,000 (of which $33,000 has been paid through

September 30, 2010), which amount is included in petroleum storage facility expenses on the accompanying consolidated statements of income and retained earnings for the three and nine months ended September 30, 2010.

At this time, management does not know which costs, if any, will be recovered under its insurance policies; however, the Company has filed a claim under the property policy with its insurance carrier to recover the repair costs. The deductibles on the Company’s insurance policies are $50,000 for environmental and $75,000 for property. In addition, the Company is reviewing all of the facts and circumstances to determine if it has a claim against third parties for costs of cleanup, inspection and repair. However, the Company has determined that no receivable can be recorded at this time.

The Company is in the process of testing its other tanks to determine the presence of corrosive microbial contaminants but does not expect to receive the test results until December 2010.

Environmental incident (2002):

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified RIDEM. RIDEM subsequently identified Power Test Realty Partnership (Power Test), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, on October 20, 2008, a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM and remanded the proposed penalty to RIDEM for recalculation. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed fine. On October 2, 2009, RIDEM issued a recalculated administrative penalty, and, subsequently, the RIDEM Hearing Officer issued a recommended amended decision, which was affirmed as a final decision by the RIDEM Director on December 23, 2009. On January 20, 2010, Power Test appealed that decision to Superior Court. There can be no assurance that the Superior Court will affirm the final RIDEM decision.

In April 2009, the Company sued Power Test and Getty Properties Corp. in the Rhode Island Superior Court seeking remediation of the site or, in the alternative, the cost of the remediation. On May 1, 2009, Power Test and Getty Properties Corp. removed the action to the United States District Court for the District of Rhode Island. On May 22, 2009, Power Test and Getty Properties Corp. answered the Complaint and filed a Counterclaim against Dunellen, LLC and Capital Terminal Company alleging that Dunellen, LLC and Capital Terminal Company are responsible for the contamination. Getty Properties Corp. and Power Test have joined Getty Petroleum Marketing, Inc., the tenant under a long-term lease with Getty Properties Corp. of the adjacent property, as a defendant. The Company has amended its Complaint to add Getty Petroleum Marketing, Inc. as a defendant. The parties are now engaged in discovery. There can be no assurance that the Company will prevail in this litigation.

Since January 2003, the Company has not incurred significant costs in connection with this matter, other than ongoing litigation costs, and is unable to determine the costs it might incur to remedy the situation, as well as any costs to investigate, defend and seek reimbursement from the responsible party with respect to this contamination.

Environmental remediation (1994):

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
8.	Income taxes:

The income tax provision for the three and nine months ended September 30, 2010, does not bear the customary relationship between tax expense and pretax accounting income. The Company has determined that certain expenditures in connection with the historic restoration of the Steeple Street Building qualify for federal historic income tax credits in 2010 of approximately $500,000 and has incorporated the credit in determining the effective tax rate for 2010 in the accompanying consolidated financial statements.
9.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest income and expense, and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the nine months ended September 30, 2010 and 2009:

	2010	2009
Leasing:
Revenues:
Long-term leases:
Contractual	$1,746,000	$1,595,000
Contingent	93,000	99,000
Short-term leases	490,000	494,000

Total revenues	$2,329,000	$2,188,000

Property tax expense	$401,000	$366,000

Depreciation	$86,000	$32,000

Income before income taxes	$1,510,000	$1,515,000

Assets	$9,495,000	$7,900,000

Properties and equipment, additions	$788,000	$1,383,000

Petroleum storage:
Revenues:
Contractual	$2,865,000	$2,833,000
Contingent	—	2,000

Total revenues	$2,865,000	$2,835,000

Property tax expense	$177,000	$161,000

Depreciation	$486,000	$482,000

Income before income taxes	$861,000	$1,020,000

Assets	$13,489,000	$14,106,000

Properties and equipment:
Additions	$20,000	$67,000

Write-off of fully depreciated equipment no longer in service	$12,000	$—

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the nine months ended September 30, 2010 and 2009:

	2010	2009
Revenues for operating segments:
Leasing	$2,329,000	$2,188,000
Petroleum storage	2,865,000	2,835,000

Total consolidated revenues	$5,194,000	$5,023,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$401,000	$366,000
Petroleum storage	177,000	161,000

	578,000	527,000
Unallocated corporate property tax expense	2,000	2,000

Total consolidated property tax expense	$580,000	$529,000

Depreciation:
Depreciation for operating segments:
Leasing	$86,000	$32,000
Petroleum storage segment:	486,000	482,000

	572,000	514,000
Unallocated corporate depreciation	5,000	5,000

Total consolidated depreciation	$577,000	$519,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$1,510,000	$1,515,000
Petroleum storage	861,000	1,020,000

	2,371,000	2,535,000
Unallocated corporate expenses	(706,000)	(714,000)
Interest expense	(155,000)	—

Total consolidated income before income taxes	$1,510,000	$1,821,000

Assets:
Assets for operating segments:
Leasing	$9,495,000	$7,900,000
Petroleum storage	13,489,000	14,106,000

	22,984,000	22,006,000
Corporate cash	2,249,000	2,529,000
Other unallocated amounts	449,000	83,000

Total consolidated assets	$25,682,000	$24,618,000

Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$788,000	$1,383,000
Petroleum storage	20,000	67,000

Total consolidated additions	$808,000	$1,450,000

Write-off of fully depreciated equipment no longer in service:
Operating segment, petroleum storage	$12,000	$—
Unallocated	48,000	—

Total consolidated write-off of fully depreciated equipment no longer in service	$60,000	$—

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

2.	Results of operations:

Three months ended September 30, 2010 compared to three months ended September 30, 2009:

Leasing segment:

	2010	2009	Difference

Leasing revenues	$839,000	$714,000	$125,000
Leasing expense	255,000	266,000	$(11,000)

	$584,000	$448,000

Leasing revenue increased due to the termination of the rent relief granted Lamar and Metropark in 2009 (which rents have been restored to their scheduled level) and scheduled increases in rentals under long-term land leases. Leasing expense decreased due to lower legal fees in connection with two leases offset in part by depreciation on the Steeple Street Building and an increase in real property taxes.

Petroleum storage segment:

	2010	2009	Difference

Petroleum storage facility revenues	$976,000	$950,000	$26,000
Petroleum storage facility expense	873,000	591,000	$282,000

	$103,000	$359,000

Petroleum storage facility revenues increased due to the May 1, 2010 annual cost-of-living adjustment of $82,000 under the lease for the petroleum storage facility. Petroleum storage facility expense increased due to higher levels of scheduled repairs and maintenance and costs of $210,000 recorded in connection with the leak in a tank in August 2010.

General:

For the three months ended September 30, 2010, general and administrative expense remained at the 2009 level.

Interest expense:

In April 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at the rate of 6 percent per annum and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). For the three months ended September 30, 2010, interest expense was $91,000.

Income taxes:

The income tax provision for the three months ended September 30, 2010, does not bear the customary relationship between income tax expense and pretax accounting income. The Company has determined that the expenditures in connection will the historic restoration of the Steeple Street Building qualify for federal historic income tax credits in 2010 of approximately $500,000 and has incorporated the credit in determining the effective tax rate for 2010.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009:

Leasing segment:

	2010	2009	Difference

Leasing revenues	$2,329,000	$2,188,000	$141,000
Leasing expense	819,000	673,000	$146,000

	$1,510,000	$1,515,000

Leasing revenue increased due to the termination of the rent relief granted Lamar and Metropark in 2009 (which rents have been restored to their scheduled level) and scheduled increases in rentals under long-term land leases. Leasing expense increased due to higher legal fees in connection with two leases, an increase in property taxes, depreciation on the Steeple Street Building and the hiring of a new employee. These increases were offset in part by the reversal of an allowance for a doubtful account of $62,000.

Petroleum storage segment:

	2010	2009	Difference

Petroleum storage facility revenues	$2,865,000	$2,835,000	$30,000
Petroleum storage facility expense	2,004,000	1,815,000	$189,000

	$861,000	$1,020,000

Petroleum storage facility revenues increased due to the May 1, 2010 annual cost-of-living adjustment of $82,000 under the lease for the petroleum storage facility. Petroleum storage facility expense increased due to costs of $210,000 recorded in connection with the leak in a tank in August 2010 and the hiring of a new employee offset in part by lower legal fees and insurance costs.

General:

For the nine months ended September 30, 2010, general and administrative expense remained at the 2009 level.

Interest expense:

In April 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at the rate of 6 percent per annum and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). For the nine months ended September 30, 2010, interest expense was $155,000.

Income taxes:

The income tax provision for the nine months ended September 30, 2010, does not bear the customary relationship between income tax expense and pretax accounting income. The Company has determined that the expenditures in connection will the historic restoration of the Steeple Street Building qualify for federal historic income tax credits in 2010 totaling approximately $500,000 and has incorporated the credit in determining the effective tax rate for 2010.

3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

In April 2010, the Board of Directors of the Company declared a special dividend of $5,478,000 ($.83 per common share) on the Class A and Class B common stock to shareholders of record on May 12, 2010 payable on May 26, 2010. The dividend represented the payout to the shareholders of the Company’s earnings and profits as calculated for federal income tax purposes at December 31, 2009. The Company has expressed its intention in the future to convert to a pass-through entity for income tax purposes. In order to effectuate such a conversion, the Company will be required to pay out its accumulated earnings and profits. The Board of Directors determined that it would be in the best interest of the shareholders to make the distribution of the earnings and profits while the tax laws are still favorable, since management expects that the federal income tax rate on dividends may rise substantially on January 1, 2011.

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

During the first nine months of 2010, the Company’s operating activities provided an additional $1,445,000 of cash. The Company made cash payments of $6,072,000 for dividends, $1,146,000 principally for the restoration of the Steeple Street Building and $100,000 in principal payments on the note payable. Cash increased $72,000 for the nine months.

Cash and cash commitments:

At September 30, 2010, the Company had cash of $2,387,000. Since February 2009, the Company maintains all of its cash in a non-interest bearing checking account.

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

Under the terms of the Company’s long-term land leases, appraisals of the premises are periodically required at various stated intervals to provide the basis for recalculating the annual rent. The appraisal process for Parcel 8 commenced in November 2009 and the final appraisal was completed in September 2010, resulting in an annual increase of $47,000 retroactive to February 1, 2010.

Under the lease which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant will not be required to make cash payments for rent until May 2012. Commencing July 1, 2010, the Company is reclassifying each month $25,000 of deferred leasing revenues to leasing revenues. At September 30, 2010, the remaining credit is $445,000.

Under the Company’s long-term land lease on Parcel 9, on April 1, 2011, the scheduled contractual rent will increase $260,000 annually. Under the Company’s long-term land lease on Parcel 2, on May 1, 2011, the scheduled contractual rent will increase $384,000 annually.

The current economic conditions have had limited impact on the Company’s results of operations to date. In 2009, the Company had decreased Metropark’s rent under the short-term parking lease from April 1, 2009 to June 30, 2010. In 2009, the Company also granted Lamar rent relief under its long-term land lease for various billboard locations for the period January 1, 2009 to May 31, 2010. Effective July 1, 2010, both rents have been restored to the scheduled level (a total increase of $93,000 annually). As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of current economic conditions on its major tenants and, therefore, cannot predict whether any other tenants will request such relief or concessions.

In June 2009, the Company commenced the construction of the historic restoration and utility infrastructure of the Steeple Street Building, which was completed in October 2010 at a total cost of $2,977,000 plus tenant improvements of $191,000. The Company has determined that certain expenditures qualify for Federal historic tax credits in 2010 totaling approximately $500,000.

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

At September 30, 2010, the Company has two tenants in a portion of the Steeple Street Building (including the new tenant who assumed the lease) under short-term leases (five years or less) at a current annual rental of $114,000. The Company is currently marketing the remaining portions of the building for lease.

Under the Company’s lease with Global, the annual cost-of-living adjustment was $82,000 effective May 1, 2010.

On August 30, 2010, during a regular facility inspection of the Terminal a release of petroleum-contaminated water was discovered from the tank bottom of one of the Company’s 150,000 barrel tanks. The Company notified the Rhode Island Department of Environmental Management (RIDEM), the Environmental Protection Agency and the United States Coast Guard. It also notified its insurance carriers of the release and the damage to the tank.

The tank was emptied of product and the cleaning of the tank bottom was completed by September 11, 2010. The petroleum-contaminated water released from the tank was contained on the secondary containment liner under the tank bottom, preventing contamination of the groundwater. The Company engaged an outside engineering firm to inspect the tank bottom to determine the cause and location of the release, as well as the extent of the required repairs. The findings of the inspection indicated that aggressive corrosion from inside the tank occurred, causing two holes in the immediate vicinity of the observed release, as well as several other holes or potential holes in other areas of the tank bottom. The report indicates that the corrosion was caused by microbial contamination.

The Company has received from the contractor who constructed the tank in 2004 a cost estimate of $150,000 to repair the tank. Once the repair begins, it will take approximately six weeks to complete. Management’s present estimate of the total cost of the cleanup, inspection and repair is $210,000 (of which $32,000 has been paid through September 30, 2010), which amount is included in petroleum storage facility expenses on the accompanying consolidated statements of income and retained earnings for the three and nine months ended September 30, 2010.

At this time, management does not know which costs, if any, will be recovered under its insurance policies; however, the Company has filed a claim under the property policy with its insurance carrier to recover the repair costs. The deductibles on the Company’s insurance policies are $50,000 for environmental and $75,000 for property. In addition, the Company is reviewing all of the facts and circumstances to determine if it has a claim against third parties for costs of cleanup, inspection and repair. However, the Company has determined that no receivable can be recorded at this time.

The Company is in the process of testing its other tanks to determine the presence of corrosive microbial contaminants but does not expect to receive the test results until December 2010.

On October 26, 2010, the Company declared a quarterly dividend of $198,000 ($.03 per common share) which dividend will be paid on November 24, 2010. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

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

DATED: November 1, 2010