Form 10-K
period 2010-12-31
CAPITAL PROPERTIES INC /RI/
filed 2011-03-17
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [   ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [   ] No [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer of a smaller reporting company.
Large accelerated filer [   ]     Accelerated filer [   ]     Non-accelerated filer [   ]     Smaller Reporting Company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]
As of June 30, 2010, the aggregate market value of the Class A and Class B voting stock held by non-affiliates of the Company was $13,502,000, which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.
As of March 1, 2011, the Company had 3,729,599 shares of Class A Common Stock and 2,870,313 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on April 26, 2011, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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
General Economic Conditions
The current economic conditions have had limited impact on the Company’s results of operations to date. In 2009, the Company granted rent concessions to two tenants of its leasing segment, which concessions terminated July 1, 2010, for a total increase of $93,000 annually. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of current economic conditions on its major tenants and, therefore, cannot predict whether any other tenants will request rent relief or concessions.
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
As part of the construction of the Railroad Station, the Federal Railroad Administration constructed a 330-car parking garage on the Company’s land adjacent to the Railroad Station, and the Company paid one-half of the construction cost. Subsequently, the Company became the sole owner of the parking garage. In 2005, the Company sold the parking garage for $2,500,000 in cash and leased the underlying land to the buyer for 99 years at an initial annual contractual rental of $100,000. Under the lease the buyer is responsible for all real estate taxes and other expenses relating to the parking garage. The sale of the parking garage, while retaining title to the underlying land, is consistent with the Company’s policy not to act as a developer with respect to improvements constructed on land that it currently owns or may hereafter acquire.
The Company first began offering parcels for lease in the Capital Center area in the late 1980’s. As of December 31, 2010, six developed parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are the following:
•	13-story office building (235,000 gross square feet)

•	8-story 225-unit apartment building (454,000 gross square feet)

•	4-story office building (114,000 gross square feet)

•	10-story office building (210,000 gross square feet)

•	17-story and a 19-story apartment building containing 193 apartments (307,000 gross square feet) and a 10-story office building (307,000 gross square feet), and

•	330-car public parking garage.
In addition, in 2005 a long-term land lease commenced on an undeveloped parcel on which two residential buildings were planned. One building containing 96 apartments (120,000 gross square feet) was completed in September 2009. The other building has not progressed beyond the early stages of site preparation, and the timing of construction and completion is uncertain.
While seeking developers, the Company also leases Parcels 3E, 3W, 4E and 4W in the Capital Center area for public parking purposes on a short-term basis to Metropark, Ltd.
Parcel 20 Adjacent to the Capital Center
Since the 1980’s, the Company has owned an undeveloped parcel of land adjacent to the Capital Center containing 20,600 square feet, which is leased out for public parking purposes on a short-term basis. In 2007, the Company purchased the adjacent parcel containing a three/four-story 18,000 square foot building (the “Steeple Street Building”) and related land for $2,329,000, which, with the previously-owned land, now comprises Parcel 20. The Steeple Street Building is on the State Registry of Historic Buildings. At the time of acquisition, the Steeple Street Building had both residential and commercial tenants. It now has two commercial tenants. While seeking a developer for the entire 26,600 square foot parcel, in June 2009 the Company commenced the construction of the historic restoration and utility infrastructure of the building, which was completed in December 2010, at a total cost of $3,178,000 plus tenant improvements of $191,000.
All of the properties described above are shown on a map contained in Exhibit 20.1.
Lamar Lease
The Company, through a wholly-owned subsidiary, leases certain outdoor advertising locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2033. Presently, there are 24 locations under lease, containing 46 billboard faces. Of these locations, 22 are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and Providence & Worcester Railroad Company, a related company (“Railroad”), and two are leased by the Company from third parties under leases with remaining terms of five years or less. The term of the Lamar lease is extended for two years for each additional location added. Although no new locations have been added since 2002, one structure was moved to a different location and the lease was extended for two years. Lamar has a right of first refusal for additional billboard location sites acquired by the Company in New England and Metropolitan New York City.

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

A summary of the long-term leases which have commenced is as follows:

	Parcels in Capital Center Area
	2	3S	5	6, Phase I	6, Phase II	6, Phase III	7A	8	9	Lamar

Description of Usage	Residential/ Office	Office	Residential	Residential	Residential/ Office	Residential/ Office	Garage	Office	Office	Billboard

Term of Lease	103 Yrs.	99 Yrs.	149 Yrs.	99 Yrs.	99 Yrs.	99 Yrs.	99 Yrs.	99 Yrs.	149 Yrs.	27 Yrs.

Termination Date	2108	2087	2142	2103	2103	2103	2104	2090	2153	2033

Options to Extend	Two	None	None	Two	Two	Two	Two	None	None	See Lamar
Lease	75-Year			50-Year	50-Year	50-Year	75-Year			Lease above

Current Annual Contractual Rental	$72,000	$485,000	$344,000	$300,000	$48,000	$24,000	$113,000	$270,000	$100,000	$755,000

Contingent Rent	None	None	1% Gross Revenues	None	None	None	None	1% Gross Revenues	None	See Lamar Lease above

Next Periodic Rental Adjustment	2011	2014	2013	2014	2012	2012	2015	2015	2011	2011

Annual Rent after Next Adjustment and/or Type of Next Adjustment	$456,000	$618,000	Appraisal	$330,000	$175,000	$48,000	Cost-of-Living Adjustment	Cost-of-Living Adjustment	$360,000	$774,000

Major tenants:
The following table sets forth those major tenants whose revenues exceed 10% of the Company’s leasing segment revenues:

	2010	2009

Lamar Outdoor Advertising, LLC	$810,000	$793,000
Metropark, Ltd.	558,000	543,000
Gramercy Capital Corp	485,000	472,000
AvalonBay Communities, Inc.	398,000	397,000

	$2,251,000	$2,205,000

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
Employees
The leasing segment has two employees.
Petroleum Storage
Terminal and Pier Facility
The Company, through its wholly-owned subsidiary, Dunellen, LLC, owns a petroleum storage terminal with a capacity of approximately 1,000,000 barrels (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island. The Facility is leased to Global Companies, LLC (“Global”) for the storage and sale of petroleum distillates. The Terminal utilizes the Pier and pipelines connecting the Pier to the Terminal. The Company operates the Facility for Global pursuant to a contract with another Company subsidiary, Capital Terminal Company. The lease provides for a fixed monthly rent which is subject to annual cost-of-living adjustments. The lease expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice. Global may terminate the lease on the anniversary date (April 30) provided it gives at least one year’s written notice. The lease includes provisions for additional payments based upon petroleum throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year at the rate of $.10 per barrel for every barrel in excess of 4,000,000 barrels, and for real property taxes in excess of $106,000 annually. The Company bears all of the operating costs with respect to the Facility, including a portion of the real property taxes and insurance. In addition, Global has an option to purchase the Facility at any time during the term of the lease (other than the last year thereof) on the terms and conditions set forth in a separate option agreement. Under a companion agreement, Global has agreed to pay 50% of the cost of all improvements to the Pier but not more than $1,000,000; to date Global has paid $966,000.

Environmental

The operation of a petroleum storage facility carries with it the risk of environmental contamination.

Environmental incident (2010): On August 30, 2010, during a regular facility inspection of the Terminal, a release of petroleum-contaminated water was discovered from the tank bottom of one of the Company’s 150,000 barrel tanks (Tank 153). The Company notified the Rhode Island Department of Environmental Management (RIDEM), the Environmental Protection Agency and the United States Coast Guard. It also notified its insurance carriers of the release and the damage to the tank.

The tank was emptied of product and the cleaning of the tank bottom was completed in September 2010. The petroleum-contaminated water released from the tank was contained on the secondary containment liner under the tank bottom, preventing contamination of the groundwater. The Company engaged an outside engineering firm to inspect the tank bottom to determine the cause and location of the release, as well as the extent of the required repairs. The findings of the inspection indicated that aggressive corrosion from inside the tank occurred, causing two holes in the immediate vicinity of the observed release, as well as several other holes or potential holes in other areas of the tank bottom. The report indicates that the corrosion was caused by microbial contamination, which was affirmed by a corrosion specialist.

The total cost of the cleanup, inspection and repair of the tank was $550,000. Tank 153 was placed back in service in February 2011.

The testing of certain of the Company’s other tanks revealed the presence of corrosive microbial contaminants in Tanks 151 and 32. Both tanks were treated with a biocide and continue to be monitored and treated as necessary. Since Tank 32 had been inspected in June 2010, the Company believes that the contaminants have not affected the integrity of this tank bottom. However, since Tank 151 had not been inspected since construction in 2006, the Company took this tank out of service in the first quarter of 2011 for a complete inspection of the tank bottom.

At this time, management does not know which costs, if any, will be recovered under its insurance policies; however, the Company has put its insurance carrier on notice under the property policy with its insurance carrier to recover the repair costs. The deductibles on the Company’s insurance policies are $50,000 for environmental and $75,000 for property. In addition, the Company is reviewing all of the facts and circumstances to determine if it has a claim against third parties for costs of cleanup, inspection and repair. The Company cannot determine with any certainty what amount may be recovered from a third party and, accordingly, has not recorded any receivable at December 31, 2010.

Environmental incident (2002): In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified RIDEM. RIDEM subsequently identified Power Test Realty Partnership (Power Test), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, on October 20, 2008, a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM and remanded the proposed penalty to RIDEM for recalculation. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed penalty. On October 2, 2009, RIDEM issued a recalculated administrative penalty, and, subsequently, the RIDEM Hearing Officer issued a recommended amended decision, which was affirmed as a final decision by the RIDEM Director on December 23, 2009. On January 20, 2010, Power Test appealed that decision to Superior Court. There can be no assurance that the Superior Court will affirm the final RIDEM decision.

In April 2009, the Company sued Power Test and Getty Properties Corp. in the Rhode Island Superior Court seeking remediation of the site or, in the alternative, the cost of the remediation. On May 1, 2009, Power Test and Getty Properties Corp. removed the action to the United States District Court for the District of Rhode Island. On May 22, 2009, Power Test and Getty Properties Corp. answered the Complaint and filed a Counterclaim against Dunellen, LLC and Capital Terminal Company alleging that Dunellen, LLC and Capital Terminal Company are responsible for the contamination. Getty Properties Corp. and Power Test have joined Getty Petroleum Marketing, Inc., the tenant under a long-term lease with Getty Properties Corp. of the adjacent property, as a defendant. The Company has amended its Complaint to add Getty Petroleum Marketing, Inc. as a defendant. In February 2011, the Company was notified by the United States District Court for the District of Rhode Island that the case was being transferred to the United States District Court for the District of New Hampshire due to a backlog of cases in Rhode Island.

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

Insurance

The Company maintains what management believes to be adequate levels of insurance, including environmental insurance. The Company notified its insurance company of the gasoline contamination associated with the incident in 2002. The insurance company advised the Company that coverage is only provided under policies in place at the time the contamination occurs.

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

Employees

The Terminal employs seven people on a full-time basis and one person on a part-time basis.
Item 2. Properties
The Company owns approximately 18.5 acres and a historic building in and adjacent to the Capital Center District in Providence, Rhode Island. All of the property and a portion of the building are leased either under long-term leases or short-term leases as more particularly described in Item 1, Leasing Segment. The Company also owns or controls 24 locations on which billboards have been constructed. Of these, 22 are owned by the Company under permanent easements from a related company, the Railroad, and two are leased from unrelated third parties with terms remaining terms of five years or less. The Company owns an approximate 10-acre site in East Providence, Rhode Island on which there are located nine petroleum storage tanks and related distribution racks together with a 3,000 square foot single-story office building in which the Company’s headquarters and other support operations are located. In 2006, the Company completed the development of the land currently owned by the Company at the Terminal. In addition, the Company is the owner of the Pier located in East Providence, Rhode Island. The Pier, which has a deep water draft capacity of -40 feet MLW, can accommodate ships up to eight hundred feet in length. The Company has a permanent right to use the pipelines connecting the Pier to the Terminal.
Item 3. Legal Proceedings
None.
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
The Company’s Class A Common Stock is traded on the OTCQX, symbol “CPTP.” The following table shows the high and low trading prices for the Company’s Class A Common Stock during the quarterly periods indicated as obtained from the OTCQX, together with cash dividends paid per share during such periods.

	Trading Prices		Dividends
	High	Low	Paid

2010
1st Quarter	9.25	7.25	.03
2nd Quarter	9.00	6.45	.86
3rd Quarter	8.25	6.98	.03
4th Quarter	10.01	8.25	.03

2009
1st Quarter	10.01	6.50	.03
2nd Quarter	8.75	6.85	.03
3rd Quarter	8.25	7.22	.03
4th Quarter	10.00	7.01	.03
Information with respect to the high and low trading prices for the Class B Common Stock is not available because the stock is not listed on any exchange, is not quoted by any quotation service, and there is no known market for such Class B Common Stock.

At March 1, 2011, there were 634 holders of record of the Company’s Class A Common Stock and 552 holders of record of the Company’s Class B Common Stock.

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
The first such lease commenced in 1988, had an original term of 99 years and provides for fixed percentage increases at specified intervals (as well as reappraisal increases). In accordance with United States generally accepted accounting principles in accounting for leases, rental income related to the fixed percentage increases that are presently known should be recognized on a straight-line basis. To calculate the annual straight-line amount, the 99 known annual rental amounts are totaled and this total is divided by 99.
In 2009, a scheduled appraisal occurred, resulting in a rental increase. The Company recalculated the future annual straight-line amount using the remaining years under the lease. The turnaround date discussed below did not change.
For this lease, the calculated annual straight-line amount for 1988 was eight times (multiple) the amount paid by the tenant under the terms of the lease (the “contractual amount”). In subsequent years, as the tenant pays higher rents, the multiple gradually decreases until the 57th year of the lease, at which time the contractual amount paid by the tenant will exceed the calculated straight-line amount. If the Company were to report annual revenue for this lease using the straight-line amount, it would record a significant receivable for each of the first 56 years, which receivable would grow to approximately $34,000,000. Management does not believe that the Company should record a receivable that would not begin to be collected until the 56th year (the “turnaround date”) since management could not be assured of collection.
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
Through December 31, 2010, the receivable on this lease has grown to $19,290,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 35 years away.
In 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases). For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 94th year of the lease. Through December 31, 2010, the receivable on this lease is $16,019,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 87 years away.
In 2006, the Company entered into an Amended and Restated Agreement of its lease with Lamar Outdoor Advertising LLC (“Lamar”) with a current remaining term of 25 years which provides for fixed percentage increases annually. For this lease, the contractual amount paid by Lamar will not exceed the calculated straight-line amount until the 16th year of the lease. Through December 31, 2010, the receivable on this lease is $1,021,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 11 years away.

Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates are closer.
Although the Company’s other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that certain future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of -living adjustments or future appraised values. Through December 31, 2010, the receivable on these leases is $8,820,000 and management has not been able to conclude that any portion is collectible as the turnaround dates are approximately 50 years away.
The Company continues to recognize accrued leasing revenue from two leases which were recorded in prior years.
Segments:
The Company operates in two segments: leasing and petroleum storage.
The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of a parking garage), the leasing of a portion of the Steeple Street Building acquired in 2007 under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements to Metropark.
The petroleum storage segment consists of operating the Facility in East Providence, Rhode Island, for Global Companies, LLC (“Global”).
The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under the long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon; whereas the Company is responsible for the operating and maintenance expenditures, including a portion of the real property taxes, as well as certain capital improvements at the Facility.
2.	Results of operations:
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Leasing segment:

	2010	2009	Increase

Leasing revenues	$3,135,000	$2,908,000	$227,000
Leasing expense	998,000	982,000	$16,000

	$2,137,000	$1,926,000

Leasing revenues increased due to the termination of the rent relief granted Lamar and Metropark in 2009 (which rents were restored to their scheduled level on July 1, 2010) and scheduled increases in rentals under long-term land leases. Leasing expense increased due to higher legal fees in connection with two leases, an increase in property taxes and depreciation on the Steeple Street Building. These increases were offset in part by the reversal of an allowance for a doubtful account of $40,000.
Petroleum storage segment:

	2010	2009	Increase

Petroleum storage facility revenues	$3,808,000	$3,756,000	$52,000
Petroleum storage facility expense	2,867,000	2,325,000	$542,000

	$941,000	$1,431,000

Petroleum storage facility revenues increased due to the May 1, 2010 annual cost-of-living adjustment of $82,000 under the lease for the petroleum storage facility. Petroleum storage facility expense increased due to costs of $550,000 recorded in connection with the leak in Tank 153 in August 2010.

General:
For the year ended December 31, 2010, general and administrative expense remained at the 2009 level.
Interest expense:
In April 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at an annual rate of 6 percent and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest).
Income taxes:
The income tax provision for the year ended December 31, 2010 does not bear the customary relationship between income tax expense and pretax accounting income. The Company determined that the expenditures in connection with the historic restoration of the Steeple Street Building qualified for federal historic income tax credits in 2010 totaling approximately $588,000 and has incorporated the credit in determining the effective tax rate for 2010.
3.	Liquidity and capital resources:
Historically, the Company has had adequate liquidity to fund its operations.
In April 2010, the Board of Directors of the Company declared a special dividend of $5,478,000 ($.83 per common share) on the Class A and Class B common stock to shareholders of record on May 12, 2010 payable on May 26, 2010. The dividend represented the payout to the shareholders of the Company’s earnings and profits as calculated for federal income tax purposes at December 31, 2009. The Company has expressed its intention in the future to convert to a pass-through entity for income tax purposes. In order to effectuate such a conversion, the Company will be required to pay out its accumulated earnings and profits. The Board of Directors determined that it would be in the best interest of the shareholders to make the distribution of the earnings and profits while the tax laws were still favorable, since management at that time expected that the federal income tax rate on dividends would rise substantially on January 1, 2011.
In order to fund the special dividend, the Company borrowed $6,000,000 from a bank. The loan bears interest at an annual rate of 6 percent and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). The loan matures April 26, 2020, contains the customary covenants, terms and conditions, and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. As collateral for the loan, the Company granted the bank a mortgage on Parcels 3S and 5 in the Capital Center.
During 2010, the Company’s operating activities provided an additional $1,994,000 of cash. The Company made cash payments of $6,270,000 for dividends, $1,414,000 principally for the restoration of the Steeple Street Building and $175,000 in principal payments on the note payable. Cash increased $80,000 from the 2009 level.
Cash and cash commitments:
At December 31, 2010, the Company had cash of $2,395,000. The Company maintains all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.
In July 2009, the Company received notice from the holder of the leasehold mortgage on Parcel 8 that the Parcel 8 tenant was in default. A foreclosure sale was held in September 2009, and the building was sold to the leasehold mortgagee. Under the terms of the Parcel 8 long-term land lease, upon the foreclosure of the leasehold mortgage, the Company is required to enter into a new long-term lease with the leasehold mortgagee or its assignee on substantially the same terms and conditions as the existing lease for Parcel 8. No new lease has been entered into to date. In such circumstances, the new tenant is required to cure any prior monetary defaults. The rent has continued to be paid in a timely fashion, and the Company has no reason to believe that the leasehold mortgagee will not continue to pay the rent and property taxes to the City of Providence in a timely fashion.
Under the terms of the Company’s long-term land leases, appraisals of the premises are periodically required at various stated intervals to provide the basis for recalculating the annual rent. The appraisal process for Parcel 8 commenced in November 2009 and the final appraisal was completed in September 2010, resulting in an annual increase of $47,000 retroactive to February 1, 2010.

Under the lease which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant will not be required to make cash payments for rent until May 2012. Commencing July 1, 2010, the Company is reclassifying each month $25,000 of deferred leasing revenues to leasing revenues. At December 31, 2010, the remaining credit is $370,000.

Under the Company’s long-term land lease on Parcel 9, on April 1, 2011, the scheduled contractual rent will increase $260,000 annually. Under the Company’s long-term land lease on Parcel 2, on May 1, 2011, the scheduled contractual rent will increase $384,000 annually.

The current economic conditions have had limited impact on the Company’s results of operations to date. In 2009, the Company granted rent concessions to two tenants of its leasing segment, which concessions terminated July 1, 2010, for a total increase of $93,000 annually. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of current economic conditions on its major tenants and, therefore, cannot predict whether any other tenants will request rent relief or concessions.

In June 2009, the Company commenced the construction of the historic restoration and utility infrastructure of the Steeple Street Building, which was completed in December 2010 at a total cost of $3,178,000 plus tenant improvements of $191,000. The Company has determined that certain expenditures qualify for federal historic tax credits in 2010 totaling $588,000.

At December 31, 2010, the Company has two tenants in a portion of the Steeple Street Building (including the new tenant who assumed the lease) under short-term leases (five years or less) at a current annual rental of $88,000. The Company is currently marketing the remaining portions of the building for lease.

Under the Company’s lease with Global, the annual cost-of-living adjustment was $82,000 effective May 1, 2010.

On August 30, 2010, during a regular facility inspection of the Terminal, a release of petroleum-contaminated water was discovered from the tank bottom of one of the Company’s 150,000 barrel tanks (Tank 153). The Company notified the Rhode Island Department of Environmental Management (RIDEM), the Environmental Protection Agency and the United States Coast Guard. It also notified its insurance carriers of the release and the damage to the tank.

The tank was emptied of product and the cleaning of the tank bottom was completed in September. The petroleum-contaminated water released from the tank was contained on the secondary containment liner under the tank bottom, preventing contamination of the groundwater. The Company engaged an outside engineering firm to inspect the tank bottom to determine the cause and location of the release, as well as the extent of the required repairs. The findings of the inspection indicated that aggressive corrosion from inside the tank occurred, causing two holes in the immediate vicinity of the observed release, as well as several other holes or potential holes in other areas of the tank bottom. The report indicates that the corrosion was caused by microbial contamination, which was affirmed by a corrosion specialist.

The total cost of the cleanup, inspection and repair of the tank was $550,000 (of which $273,000 has been paid through December 31, 2010). The tank was placed back in service in February 2011.

The testing of certain of the Company’s other tanks revealed the presence of corrosive microbial contaminants in Tanks 151 and 32. Both tanks were treated with a biocide and continue to be monitored and treated as necessary. Since Tank 32 had been inspected in June 2010, the Company believes that the contaminants have not affected the integrity of this tank bottom. However, since Tank 151 had not been inspected since construction in 2006, the Company took this tank out of service in February 2011 for approximately one month for a complete inspection of the tank bottom.

At this time, management does not know which costs, if any, will be recovered under its insurance policies; however, the Company has put its insurance carrier on notice under the property policy with its insurance carrier to recover the repair costs. The deductibles on the Company’s insurance policies are $50,000 for environmental and $75,000 for property. In addition, the Company is reviewing all of the facts and circumstances to determine if it has a claim against third parties for costs of cleanup, inspection and repair. The Company cannot determine with any certainty what amount may be recovered from a third party and, accordingly, has not recorded any receivable at December 31, 2010.

In January 2011, the Company declared a quarterly dividend of $198,000 ($.03 per common share) which was paid in February 2011. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

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

At December 31, 2010, the Company has no noncancellable contract obligations other than two operating leases for billboard locations for which the rent expense is not material in amount.

Item 8.	Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

Lefkowitz, Garfinkel, Champi & DeRienzo P.C. Certified Public Accountants / Business Consultants

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors
Capital Properties, Inc.
East Providence, Rhode Island
We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

March 17, 2011
10 Weybosset Street ■ Suite 700 ■ Providence, Rhode Island 02903 ■ Tel (401) 421-4800 ■ 1-800-927-LGCD ■ Fax (401) 421-0643

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS

Properties and equipment (net of accumulated depreciation)	$22,500,000	$22,069,000
Cash	2,395,000	2,315,000
Income taxes receivable	769,000	47,000
Prepaid and other	496,000	331,000

	$26,160,000	$24,762,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Note payable ($300,000 due within one year)	$5,825,000	$--
Accounts payable and accrued expenses:
Property taxes	267,000	243,000
Tank repairs	277,000	--
Environmental remediation	81,000	81,000
Other	457,000	514,000
Deferred:
Leasing revenues	370,000	520,000
Income taxes, net	5,552,000	5,305,000

	12,829,000	6,663,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,727,874 shares and 3,654,739 shares at December 31, 2010 and 2009, respectively	37,000	37,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,872,038 shares and 2,945,173 shares at December 31, 2010 and 2009, respectively	29,000	29,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	--	--
Capital in excess of par	11,762,000	11,762,000
Retained earnings	1,503,000	6,271,000

	13,331,000	18,099,000

	$26,160,000	$24,762,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Years Ended December 31,
	2010	2009

Revenues:
Leasing	$3,135,000	$2,908,000
Petroleum storage facility	3,808,000	3,756,000

	6,943,000	6,664,000

Expenses:
Leasing	998,000	982,000
Petroleum storage facility	2,867,000	2,325,000
General and administrative	939,000	951,000
Interest	248,000	—

	5,052,000	4,258,000

Income before income taxes	1,891,000	2,406,000

Income tax expense:
Current	142,000	936,000
Deferred	247,000	36,000

	389,000	972,000

Net income	1,502,000	1,434,000

Retained earnings, beginning	6,271,000	5,629,000

Dividends on common stock based upon 6,599,912 shares outstanding ($.95 and $.12 per share for the years ended December 31, 2010 and 2009, respectively)	(6,270,000)	(792,000)

Retained earnings, ending	$1,503,000	$6,271,000

Basic income per share, based upon 6,599,912 shares outstanding	$.23	$.22

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009

Cash flows from operating activities:
Net income	$1,502,000	$1,434,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	733,000	691,000
Amortization of deferred financing fees	4,000	--
Deferred:
Income taxes	247,000	36,000
Leasing revenues	(150,000)	--
Changes in assets and liabilities:
Increase in:
Income taxes receivable	(722,000)	(47,000)
Prepaid and other	(114,000)	--
Accounts payable and accrued expenses	494,000	--
Decrease in:
Prepaid and other	--	154,000
Accounts payable and accrued expenses	--	(180,000)
Current income taxes payable	--	(346,000)

Net cash provided by operating activities	1,994,000	1,742,000

Cash used in investing activities: payments for properties and equipment	(1,414,000)	(2,030,000)

Cash flows from financing activities:
Proceeds from note payable	6,000,000	--
Payments:
Note payable	(175,000)	--
Deferred financing fees	(55,000)	--
Dividends	(6,270,000)	(792,000)

Net cash used in financing activities	(500,000)	(792,000)

Increase (decrease) in cash	80,000	(1,080,000)
Cash, beginning	2,315,000	3,395,000

Cash, ending	$2,395,000	$2,315,000

Supplemental disclosure:
Cash paid for:
Income taxes	$876,000	$1,329,000

Interest	$218,000	$--

Non-cash investing and financing activities:
Capital expenditures financed through accounts payable	$118,000	$368,000

Conversion of Class B common stock into Class A common stock	$--	$4,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2010 AND 2009
1.	Description of business:
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

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon; whereas the Company is responsible for the operating and maintenance expenditures, including a portion of the real property taxes, as well as certain capital improvements at the Facility.
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

Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including receivables, payables and the note payable approximate their respective book values at December 31, 2010 and 2009. The fair value of the note payable was determined using borrowing rates currently available to the Company for loans with similar terms and maturities.

Properties and equipment:

Properties and equipment are stated at cost. Acquisitions and additions are capitalized while routine maintenance and repairs, which do not improve the asset or extend its life, are charged to expense when incurred. Depreciation is being provided by the straight-line method over the estimated useful lives of the respective assets.

The Company follows United States generally accepted accounting principles when accounting for the impairment or disposal of long-lived assets, which requires that properties and equipment held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value and the estimated fair value of the asset.

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2010 and 2009, the Company had no cash equivalents. The Company maintains all of its cash in non-interest bearing checking accounts in one bank which are fully insured by the Federal Deposit Insurance Corporation.

Environmental remediation:

The Company accrues a liability when an environmental remediation is probable and the costs are estimable. The Company charges to expense those costs that do not extend the life, increase the capacity or improve the safety or efficiency of the property owned by the Company. The Company does not record a receivable for recoveries from third parties for environmental matters until it has determined that the amount of the collection is assured.

Revenues:

Leasing – The Company’s properties leased to others are under operating leases. The Company reports leasing revenue when earned under the operating method.

Certain of the Company’s long-term land leases, including the outdoor advertising locations, provide for presently known scheduled rent increases over the remaining terms (23 to 144 years). The Company follows United States generally accepted accounting principles in accounting for leases by recognizing leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as revenue that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.

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

Legal fees:

The Company recognizes legal fees as incurred.

New accounting standards:

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects that none of the new standards will have a significant impact on its consolidated financial statements.

3.	Properties and equipment:
Properties and equipment consist of the following:

	Estimated
	Useful Life	December 31,
	in Years	2010	2009
Properties on lease or held for lease:
Land and land improvements	--	$4,701,000	$4,621,000
Building and improvements, Steeple Street	39	5,068,000	1,772,000
Construction in progress, Steeple Street	--	--	2,446,000

		9,769,000	8,639,000

Petroleum storage facility, on lease:
Land and land improvements	--	5,591,000	5,591,000
Buildings and structures	30	1,777,000	1,744,000
Tanks and equipment	15-20	14,589,000	14,600,000

		21,957,000	21,935,000

Equipment	5-10	83,000	131,000

		31,809,000	30,705,000

Less accumulated depreciation:
Properties on lease or held for lease		188,000	104,000
Petroleum storage facility, on lease		9,060,000	8,430,000
Equipment		61,000	102,000

		9,309,000	8,636,000

		$22,500,000	$22,069,000

In June 2009, the Company commenced the construction of the historic restoration and utility infrastructure of the Steeple Street Building, which was completed in December 2010 at a total cost of $3,178,000 plus tenant improvements of $191,000.

In 2010, the Company wrote off fully depreciated equipment no longer in service totaling $60,000.
4.	Note payable:
In April 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest an annual rate of 6 percent and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). The loan matures April 26, 2020, contains the customary covenants, terms and conditions, and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. As collateral for the loan, the Company granted the bank a mortgage on Parcels 3S and 5 in the Capital Center.

In May 2010, the proceeds from the loan were used principally to fund a special dividend of $5,478,000 to shareholders, which represented the Company’s earnings and profits as calculated for federal income tax purposes at December 31, 2009.

The following is a schedule of principal payments for the remaining term of the note payable:

Year ending December 31,

2011	$300,000
2012	300,000
2013	300,000
2014	300,000
2015	300,000
2016 to 2020	4,325,000

$5,825,000

In connection with the borrowing, the Company incurred financing fees totaling $55,000, which are included in prepaid and other assets on the accompanying consolidated balance sheet at December 31, 2010. These fees are being amortized on the straight-method over the 10-year term of the note, which approximates the effective interest rate method. The amortization expense is $4,000 for the year ended December 31, 2010 and is included in interest expense on the accompanying consolidated statement of income and retained earnings for the year ended December 31, 2010.
5.	Description of leasing arrangements:
Long-term land leases:

As of December 31, 2010, the Company had entered into six long-term land leases for six separate parcels upon which the improvements have been completed (“developed parcels”). In addition, in 2005 a long-term land lease commenced on an undeveloped parcel on which two residential buildings were planned. One building was completed in September 2009. The other building has not progressed beyond the early stages of site preparation and the timing of its construction and completion is uncertain.

Under two of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenants) which totaled $55,000 and $52,000 for the years ended December 31, 2010 and 2009, respectively.

Under the seven land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. For the years ended December 31, 2010 and 2009, the real property taxes attributable to the Company’s land under these seven leases are $1,109,000 and $1,199,000, respectively.

Under the lease which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant will not be required to make cash payments for rent until May 2012. Commencing July 1, 2010, the Company is reclassifying each month $25,000 of deferred leasing revenues to leasing revenues. At December 31, 2010, the remaining credit is $370,000.

The Company also leases various parcels of land for outdoor advertising purposes to Lamar under a lease having a remaining term of 23 years. Effective June 1, 2006, the Company entered into an Amended and Restated Agreement with Lamar which among other things provides the following: (1) the base rent will increase annually in fixed increases of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company the difference between 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period reduced by the sum of (a) commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period (“contingent revenue”). For the years ended December 31, 2010 and 2009, contingent revenues totaled $55,000 and $61,000, respectively. In all other respects, the lease remains substantially unchanged.

At December 31, 2010, there are 24 locations under lease with 46 billboard faces. Of these locations, 22 are controlled through permanent easements and two are leased from third parties under operating leases with remaining terms of five years or less.

Minimum future contractual rental payments to be received from noncancellable long-term leases as of December 31, 2010 are:

Year ending December 31,

2011	$2,964,000
2012	3,253,000
2013	3,350,000
2014	3,427,000
2015	3,606,000
2016 to 2153	753,558,000

$770,158,000

For those leases with presently known scheduled rent increases at December 31, 2010 and 2009, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) and the portion of the excess of straight-line over contractual rentals which management has concluded is realizable when payable over the terms of the leases are as follows:

	2010	2009
Cumulative excess of straight-line over contractual rentals	$45,150,000	$40,171,000
Amount management has not been able to conclude is collectible	45,107,000	40,128,000

Accrued leasing revenues, which are included in prepaid and other on the accompanying consolidated balance sheets	$43,000	$43,000

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

A former tenant of the Steeple Street Building filed for receivership in November 2009. At December 31, 2009, the former tenant owed the Company $40,000 and the Company recorded an allowance for a doubtful account of $40,000. In June 2010, the former tenant sold its operations to a new tenant who assumed the lease and paid the Company in full; the Company reversed the allowance for doubtful accounts for the full amount.

At December 31, 2010, the Company has two tenants in a portion of the Steeple Street Building (including the new tenant who assumed the lease) under short-term leases of five years or less at a current annual rental of $88,000. The Company is presently marketing the remaining portions of the building for lease.
6.	Petroleum storage facility:
Current operations:

The Company and Global are parties to a lease agreement whereby the Company operates the entire Facility for Global. The Company is responsible for labor, insurance, property taxes and other operating expenses, as well as certain capital improvements.

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
For the year ended December 31, 2009, the Company earned contingent revenue of $2,000; however, no contingent revenue was earned in 2010.

The monthly rent at January 1, 2009 was $296,000; due to a decrease in the cost-of-living index, there was no rent adjustment in May 2009. In May 2010, the monthly rent increased to $303,000 as a result of the annual cost-of-living adjustment.

Effective May 2003, Global has an option to purchase the Facility at any time during the term of the lease (other than the last year thereof) on the terms and conditions set forth in a separate option agreement. Under a companion agreement, Global agreed to make certain improvements at the Pier which totaled $77,000 in 2010. No improvements were made in 2009. [See Wilkesbarre Pier below].

Environmental incident (2010):

On August 30, 2010, during a regular facility inspection of the Terminal, a release of petroleum-contaminated water was discovered from the tank bottom of one of the Company’s 150,000 barrel tanks (Tank 153). The Company notified the Rhode Island Department of Environmental Management (RIDEM), the Environmental Protection Agency and the United States Coast Guard. It also notified its insurance carriers of the release and the damage to the tank.

The tank was emptied of product and the cleaning of the tank bottom was completed by September 11, 2010. The petroleum-contaminated water released from the tank was contained on the secondary containment liner under the tank bottom, preventing contamination of the groundwater. The Company engaged an outside engineering firm to inspect the tank bottom to determine the cause and location of the release, as well as the extent of the required repairs. The findings of the inspection indicated that aggressive corrosion from inside the tank occurred, causing two holes in the immediate vicinity of the observed release, as well as several other holes or potential holes in other areas of the tank bottom. The report indicates that the corrosion was caused by microbial contamination, which was affirmed by a corrosion specialist.

The total cost of the cleanup, inspection and repair of the tank was $550,000 (of which $273,000 has been paid through December 31, 2010), which amount is included in petroleum storage facility expenses on the accompanying consolidated statement of income and retained earnings for the year ended December 31, 2010. The tank was placed back in service in February 2011.

The testing of certain of the Company’s other tanks revealed the presence of corrosive microbial contaminants in Tanks 151 and 32. Both tanks were treated with a biocide and continue to be monitored and treated as necessary. Since Tank 32 had been inspected in June 2010, the Company believes that the contaminants have not affected the integrity of this tank bottom. However, since Tank 151 had not been inspected since construction in 2006, the Company took this tank out of service in February 2011 for approximately one month for a complete inspection of the tank bottom.

At this time, management does not know which costs, if any, will be recovered under its insurance policies; however, the Company has put its insurance carrier on notice under the property policy with its insurance carrier to recover the repair costs. The deductibles on the Company’s insurance policies are $50,000 for environmental and $75,000 for property. In addition, the Company is reviewing all of the facts and circumstances to determine if it has a claim against third parties for costs of cleanup, inspection and repair. The Company cannot determine with any certainty what amount may be recovered from a third party and, accordingly, has not recorded any receivable at December 31, 2010.

Environmental incident (2002):

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified RIDEM. RIDEM subsequently identified Power Test Realty Partnership (Power Test), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, on October 20, 2008, a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM and remanded the proposed penalty to RIDEM for recalculation. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed penalty. On October 2, 2009, RIDEM issued a recalculated administrative penalty, and, subsequently, the RIDEM Hearing Officer issued a recommended amended decision, which was affirmed as a final decision by the RIDEM Director on December 23, 2009. On January 20, 2010, Power Test appealed that decision to Superior Court. There can be no assurance that the Superior Court will affirm the final RIDEM decision.

In April 2009, the Company sued Power Test and Getty Properties Corp. in the Rhode Island Superior Court seeking remediation of the site or, in the alternative, the cost of the remediation. On May 1, 2009, Power Test and Getty Properties Corp. removed the action to the United States District Court for the District of Rhode Island. On May 22, 2009, Power Test and Getty Properties Corp. answered the Complaint and filed a Counterclaim against Dunellen, LLC and Capital Terminal Company alleging that Dunellen, LLC and Capital Terminal Company are responsible for the contamination. Getty Properties Corp. and Power Test have joined Getty Petroleum Marketing, Inc., the tenant under a long-term lease with Getty Properties Corp. of the adjacent property, as a defendant. The Company has amended its Complaint to add Getty Petroleum Marketing, Inc. as a defendant. In February 2011, the Company was notified by the United States District Court for the District of Rhode Island that the case was being transferred to the United States District Court for the District of New Hampshire due to a backlog of cases in Rhode Island.

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
7.	Income taxes:
Income tax expense is comprised of the following components:

	2010	2009
Current:
Federal	$--	$710,000
State	142,000	226,000

	142,000	936,000

Deferred:
Federal	185,000	34,000
State	62,000	2,000

	247,000	36,000

	$389,000	$972,000

For the year ended December 31, 2010, the income tax provision does not bear the customary relationship between tax expense and pretax accounting income. The Company has determined that certain expenditures in connection with the historic restoration of the Steeple Street Building qualify for federal historic income tax credits in 2010 of $588,000, which credits were used in determining the Company’s current federal income tax provision for 2010 in the accompanying consolidated financial statements. Of the total amount, $556,000 was used to reduce the current provision and the remaining $32,000 was used to reduce the deferred tax provision.
For the years ended December 31, 2010 and 2009, a reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:

	2010	2009

Computed “expected” tax	$643,000	$818,000
Increase in “expected” tax resulting from state income tax, net of federal income tax benefit	131,000	154,000
Net effect of historic tax credit	(385,000)	--

	$389,000	$972,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2010	2009
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis:
Cost differences	$3,752,000	$3,517,000
Depreciation differences	2,027,000	2,064,000

	5,779,000	5,581,000
Insurance premiums and accrued leasing revenues	82,000	69,000

	5,861,000	5,650,000
Gross deferred tax assets	(309,000)	(345,000)

	$5,552,000	$5,305,000

The Company’s federal and various state income tax returns for the years 2007, 2008 and 2009 remain subject to examination.
8.	Shareholders’ equity:
In November 2008, the Company restated its Articles of Incorporation:
•	To create a new class of common stock of the Company to be designated Class B Common Stock consisting of 3,500,000 shares, $.01 par value per share;

•	To increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 shares; and

•	To provide for certain transfer and ownership restrictions as set forth therein.
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
Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at any time. For the years ended December 31, 2010 and 2009, the number of shares converted were 74,860 shares and 354,783 shares, respectively.
The Class A Common Stock is listed on the Premier QX Tier of the OTCQX. The Class B Common Stock is not listed on any national or regional stock exchange, or on the National Association of Securities Dealers Automated Quotation National Market System or on the OTCQX.
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
The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.
The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.
The following financial information is used for making operating decisions and assessing performance of the Company’s segments:

	December 31,
	2010	2009
Leasing:
Revenues:
Long-term leases:
Contractual	$2,379,000	$2,140,000
Contingent	110,000	113,000
Excess of contractual over straight-line rentals	--	1,000
Short-term leases	646,000	654,000

	$3,135,000	$2,908,000

Property tax expense	$534,000	$486,000

Depreciation	$84,000	$44,000

Income before income taxes	$2,137,000	$1,926,000

Assets	$9,850,000	$8,726,000

Properties and equipment, additions	$1,130,000	$2,246,000

Petroleum storage:
Revenues:
Contractual	$3,808,000	$3,754,000
Contingent	--	2,000

Total revenues	$3,808,000	$3,756,000

Property tax expense	$234,000	$212,000

Depreciation	$642,000	$641,000

Income before income taxes	$941,000	$1,431,000

Assets	$13,328,000	$13,917,000

Properties and equipment:
Additions to properties and equipment	$33,000	$67,000

Write-off of fully depreciated equipment no longer in service	$12,000	$--

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements:

	2010	2009
Revenues for operating segments:
Leasing	$3,135,000	$2,908,000
Petroleum storage	3,808,000	3,756,000

Total consolidated revenues	$6,943,000	$6,664,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$534,000	$486,000
Petroleum storage	234,000	212,000

	768,000	698,000
Unallocated corporate property tax expense	2,000	2,000

Total consolidated property tax expense	$770,000	$700,000

Depreciation:
Depreciation for operating segments:
Leasing	$84,000	$44,000
Petroleum storage	642,000	641,000

	726,000	685,000
Unallocated corporate depreciation	7,000	6,000

Total consolidated depreciation	$733,000	$691,000

Income before income taxes:
Income for operating segments:
Leasing	$2,137,000	$1,926,000
Petroleum storage	941,000	1,431,000

	3,078,000	3,357,000
Unallocated corporate expenses	(939,000)	(951,000)
Interest expense	(248,000)	--

Total consolidated income before income taxes	$1,891,000	$2,406,000

Assets:
Assets for operating segments:
Leasing	$9,850,000	$8,726,000
Petroleum storage	13,328,000	13,917,000

	23,178,000	22,643,000
Corporate cash and cash equivalents	2,190,000	2,043,000
Other unallocated amounts	792,000	76,000

Total consolidated assets	$26,160,000	$24,762,000

Properties and equipment:
Additions to properties and equipment:
Leasing	$1,130,000	$2,246,000
Petroleum storage	33,000	67,000

Total consolidated additions	$1,163,000	$2,313,000

Write-off of fully depreciated equipment no longer in service:
Operating segment, petroleum storage	$12,000	$--
Unallocated	48,000	--

Total consolidated write-off of fully depreciated equipment no longer in service	$60,000	$--

The following table sets forth those customers whose revenues exceed 10% of the Company’s segment revenues:

	2010	2009
Leasing segment:
Lamar Outdoor Advertising, LLC	$810,000	$793,000
Metropark, Ltd.	558,000	543,000
Gramercy Capital Corp.	485,000	472,000
AvalonBay Communities, Inc.	398,000	397,000

	$2,251,000	$2,205,000

Petroleum storage segment: Global Companies, LLC	$3,808,000	$3,756,000

10.	Fourth quarter transactions in 2010 (unaudited):
During the fourth quarter of 2010, the Company increased its estimate for the repair of Tank 153 by $343,000. Unexpected changes in construction methods and procedures were required due to site and tank conditions not originally identifiable. Inclement weather caused further delay and expense.
Also during the fourth quarter of 2010, the Company’s annual effective income tax rate decreased 9.4 percent from that used in the quarterly periods in 2010, due to the lower pre-tax income than projected and a higher historic tax credit than was previously estimated. As a result, the income tax provision as previously reported for the nine months ended September 30, 2010, was overstated by $142,000.
11.	Subsequent event:
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

Management’s Annual Report on Internal Control over Financial Reporting

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2010.

Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2010, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2011 Annual Meeting of the Shareholders to be filed with the SEC.

The following are the executive officers of the Registrant:

			Date of First
Name	Age	Office Held	Election to Office

Robert H. Eder	78	President, Capital Properties, Inc.	1995
Barbara J. Dreyer	72	Treasurer, Capital Properties, Inc.	1997
Stephen J. Carlotti	68	Secretary, Capital Properties, Inc.	1998
Todd D. Turcotte	39	Vice President, Capital Properties, Inc.	2008
All officers hold their respective offices until their successors are duly elected and qualified. Ms. Dreyer served as President and Treasurer of the Registrant from 1995 to 1997 and as Treasurer since that date. Mr. Carlotti is a partner in the law firm, Hinckley, Allen & Snyder LLP, which firm provides legal services to the Company.

Code of Ethics:

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and its subsidiaries including the Principal Executive Officer and the Treasurer (who is both the principal accounting and financial officer), which meets the requirement of a “code of ethics” as defined in Item 406 of Regulation S -K. The Company will provide a copy of the Code to shareholders pursuant to any request directed to the Treasurer at the Company’s principal offices. The Company intends to disclose any amendments to, or waiver of, any provisions of the Code for the Principal Executive Officer or Treasurer, or any person performing similar functions.
The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

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

(i) Dated April 26,2010 (incorporated by reference to Exhibit 10.1 to the registrant’s report on Form 8-K filed on April 28, 2010).

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

DATED: March 17, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder Robert H. Eder	March 17, 2011
President and Director
Principal Executive Officer

/s/ Barbara J. Dreyer Barbara J. Dreyer	March 17, 2011
Treasurer, Principal Financial Officer
and Principal Accounting Officer

/s/ Alfred J. Corso Alfred J. Corso, Director	March 17, 2011

/s/ Harris N. Rosen Harris N. Rosen, Director	March 17, 2011