Form 10-Q
period 2011-03-31
CAPITAL PROPERTIES INC /RI/
filed 2011-05-12
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2011, the Company had 3,736,962 shares of Class A Common Stock and 2,862,950 shares of Class B Common Stock outstanding.

CAPITAL PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 6. Exhibits	18
Signatures	19
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	December 31,
	(unaudited)	2010
ASSETS

Properties and equipment (net of accumulated depreciation)	$22,398,000	$22,500,000
Cash	2,385,000	2,395,000
Income taxes receivable	603,000	769,000
Prepaid and other	443,000	496,000

	$25,829,000	$26,160,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Note payable ($300,000 due within one year)	$5,750,000	$5,825,000
Accounts payable and accrued expenses:
Property taxes	331,000	267,000
Tank repairs	50,000	277,000
Environmental remediation	81,000	81,000
Other	277,000	457,000
Deferred:
Leasing revenues	295,000	370,000
Income taxes, net	5,580,000	5,552,000

	12,364,000	12,829,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,736,962 shares at March 31, 2011 and 3,727,874 shares at December 31, 2010	37,000	37,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,862,950 shares at March 31, 2011 and 2,872,038 shares at December 31, 2010	29,000	29,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	11,762,000	11,762,000
Retained earnings	1,637,000	1,503,000

	13,465,000	13,331,000

	$25,829,000	$26,160,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010
Revenues:
Leasing	$822,000	$715,000
Petroleum storage facility	951,000	936,000

	1,773,000	1,651,000

Expenses:
Leasing	250,000	336,000
Petroleum storage facility	628,000	529,000
General and administrative	256,000	266,000
Interest	88,000	—

	1,222,000	1,131,000

Income before income taxes	551,000	520,000

Income tax expense:
Current	191,000	122,000
Deferred	28,000	34,000

	219,000	156,000

Net income	332,000	364,000

Retained earnings, beginning	1,503,000	6,271,000

Dividends on common stock based upon 6,599,912 shares outstanding ($.03 per share for the three months ended March 31, 2011 and 2010)	(198,000)	(198,000)

Retained earnings, ending	$1,637,000	$6,437,000

Basic income per share based upon 6,599,912 shares outstanding	$.05	$.06

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$332,000	$364,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	209,000	179,000
Amortization of deferred financing fees	1,000	—
Deferred:
Income taxes	28,000	34,000
Leasing revenues	(75,000)	—
Other, principally net changes in prepaids, accounts payable, accrued expenses and` current income taxes	(25,000)	179,000

Net cash provided by operating activities	470,000	756,000

Cash used in investing activities, payments for properties and equipment	(207,000)	(593,000)

Cash flows from financing activities:
Payments:
Note payable	(75,000)	—
Dividends	(198,000)	(198,000)

Cash used in financing activities	(273,000)	(198,000)

Decrease in cash	(10,000)	(35,000)
Cash, beginning	2,395,000	2,315,000

Cash, ending	$2,385,000	$2,280,000

Supplemental disclosures:
Cash paid for:
Income taxes	$25,000	$66,000

Interest	$87,000	$—

Non-cash investing and financing activities, capital expenditures financed through accounts payable	$18,000	$44,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)
1. Description of business:
Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”), operate in two segments, leasing and petroleum storage.
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
The accompanying condensed consolidated balance sheet as of December 31, 2010, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010.
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
4. Properties and equipment:
Properties and equipment consists of the following:

	March 31,	December 31,
	2011	2010
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,138,000	5,068,000

	9,839,000	9,769,000

Petroleum storage facility, on lease:
Land and land improvements	5,591,000	5,591,000
Buildings and structures	1,814,000	1,777,000
Tanks and equipment	14,589,000	14,589,000

	21,994,000	21,957,000

Office equipment	83,000	83,000

	31,916,000	31,809,000

Less accumulated depreciation:
Properties on lease or held for lease	231,000	188,000
Petroleum storage facility, on lease	9,224,000	9,060,000
Office equipment	63,000	61,000

	9,518,000	9,309,000

	$22,398,000	$22,500,000

5. Note payable:
In April 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at an annual rate of 6 percent and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). The loan matures in April 2020 and contains the customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. As collateral for the loan, the Company granted the bank a mortgage on Parcels 3S and 5 in the Capital Center.
In May 2010, the proceeds from the loan were used principally to fund a special dividend of $5,478,000 to shareholders, which represented the Company’s earnings and profits as calculated for federal income tax purposes at December 31, 2009.
In connection with the borrowing, the Company incurred financing fees totaling $55,000, which are being amortized on a straight-line method over the 10-year term of the note (which approximates the effective interest rate method) and are included in interest expense on the accompanying consolidated statement of income and retained earnings for the three months ended March 31, 2011.

6. Description of leasing arrangements:
Long-term land leases:
As of March 31, 2011, the Company had entered into six long-term land leases for six separate parcels upon which the improvements have been completed (“developed parcels”). In addition, in 2005 a long-term land lease commenced on an undeveloped parcel on which two residential buildings was planned. One building was completed in September 2009. The other building has not progressed beyond the early stages of site preparation and the timing of its construction and completion is uncertain.
Under the seven land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. The real property taxes attributable to the Company’s land under these leases totaled $293,000 and $250,000, respectively, for the three months ended March 31, 2011 and 2010.
Under the lease which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant will not be required to make cash payments for rent until April 2012. Commencing July 1, 2010, the Company reclassified each month $25,000 of deferred leasing revenues to leasing revenues. At March 31, 2011, the remaining credit is $295,000.
Short-term leases:
The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark, Ltd. under a short-term cancellable lease.
A former tenant of the Steeple Street Building filed for receivership in November 2009. At December 31, 2009, the former tenant owed the Company $40,000 and the Company recorded an allowance for doubtful accounts of $40,000. At March 31, 2010, the former tenant owed the Company an additional $22,000 and the Company recorded an allowance for doubtful accounts for the additional amount. In June 2010, the former tenant sold its operations to a new tenant who assumed the existing lease and paid the Company in full; the Company reversed the allowance for doubtful accounts for the full amount.
At March 31, 2011, the Company has two tenants in a portion of the Steeple Street Building (including the new tenant who assumed the existing lease) under short-term leases (five years or less) at a current annual rental of $88,000. The Company is currently marketing the remaining portions of the building for lease.
7. Petroleum storage facility:
Tank 67 ULSD incident (2011):
In March 2011, management learned that, during the normal receipt of product from a barge, No. 2 heating oil (high sulfur heating oil) was accidentally pumped into one of the Company’s ultra low sulfur diesel petroleum storage tanks (Tank 67), resulting in a mixture with a sulfur content in excess of that allowed by the Environmental Protection Agency (EPA). The Company notified Global of the incident, and all distribution from Tank 67 was discontinued.
Global has informed the Company that it has contacted its customers that received the mixture and commenced a sampling and testing program with certain of its customers to determine (1) if any product should be removed and replaced with conforming product or (2) if the product need only be treated to meet the EPA requirements. To date, Global has not made a formal claim against the Company, and the Company is unable to estimate the amount or range of reasonable possible loss, if any. Accordingly, the Company has not recorded a provision for any costs relating to this incident.
The Company has notified its insurance carriers of the incident. The Company’s deductibles under its primary insurance policy and its umbrella policy are $1,000 and $10,000, respectively. To date, the Company has not received any response to its notifications.

Environmental incident (2010):
On August 30, 2010, during a regular facility inspection of the Terminal, a release of petroleum-contaminated water was discovered from the tank bottom of one of the Company’s 150,000 barrel tanks (Tank 153). The Company notified the Rhode Island Department of Environmental Management (RIDEM), the EPA and the United States Coast Guard. It also notified its insurance carriers of the release and the damage to the tank.
The tank was emptied of product and the cleaning of the tank bottom was completed by September 11, 2010. The petroleum-contaminated water released from the tank was contained on the secondary containment liner under the tank bottom, preventing contamination of the groundwater. The Company engaged an outside engineering firm to inspect the tank bottom to determine the cause and location of the release, as well as the extent of the required repairs. The findings of the inspection indicated that aggressive corrosion from inside the tank occurred, causing two holes in the immediate vicinity of the observed release, as well as several other holes or potential holes in other areas of the tank bottom. The report indicated that the corrosion was caused by microbial contamination, which was affirmed by a corrosion specialist. The total cost of the cleanup, inspection and repair of the tank was $533,000, all of which was reported as an expense at December 31, 2010. Tank 153 was placed back in service in February 2011.
The testing of certain of the Company’s other tanks revealed the presence of corrosive microbial contaminants in Tanks 151 and 32. Both tanks were treated with a biocide and continue to be monitored and treated as necessary. Since Tank 32 had been inspected in June 2010, the Company believes that the contaminants have not affected the integrity of this tank bottom. However, since Tank 151 had not been inspected since construction in 2006, the Company took this tank out of service in February 2011. The tank was emptied of product, and an inspection of the tank bottom revealed minor corrosion. The Company has completed the repairs recommended by the inspectors at a total cost of $28,000 and will apply an epoxy coating to the bottom of Tank 151 at an estimated cost of $50,000, both of which amounts have been included in petroleum storage facility expenses on the accompanying consolidated statement of income and retained earnings for the three months ended March 31, 2011. Tank 151 will be back in service in May 2011.
The Company has put its insurance carrier on notice under its property insurance policy for the inspection and repair costs for both Tanks 151 and 153. The deductibles on the Company’s insurance policies are $50,000 for environmental and $75,000 for property. In addition, the Company is reviewing all of the facts and circumstances to ascertain if it has a claim against third parties for all or a portion of its cleanup, inspection and repair costs. The Company cannot determine with any certainty the amount, if any, recoverable from third parties or its insurance carrier and, accordingly, has not recorded any receivable at March 31, 2011.
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
8. Income taxes:
Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	March 31,	December 31,
	2011	2010
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,754,000	$5,779,000
Insurance premiums and accrued leasing revenues	60,000	82,000

	5,814,000	5,861,000
Gross deferred tax assets	(234,000)	(309,000)

	$5,580,000	$5,552,000

The income tax provision for the three months ended March 31, 2010, did not bear the customary relationship between income tax expense and pretax accounting income. The Company had determined that certain expenditures in connection with the historic restoration of the Steeple Street Building qualified for federal historic income tax credits in 2010 of approximately $500,000 and incorporated the credit in determining an estimated effective tax rate of 30 percent for 2010. The actual effective tax rate for the year ended December 31, 2010 was 21 percent as a result of income lower than projected and the historic federal income tax credit higher than projected.
9. Shareholders’ Equity:
The Company’s Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at any time. For the three months ended March 31, 2011 and 2010, the number of shares converted was 9,088 shares and 39,606 shares, respectively.
10. Operating segment disclosures:
The Company operates in two segments, leasing and petroleum storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.
Inter-segment revenues are immaterial in amount.
The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three months ended March 31, 2011 and 2010:

	2011	2010
Leasing:
Revenues:
Long-term leases:
Contractual	$632,000	$544,000
Contingent	15,000	11,000
Short-term leases	175,000	160,000

Total revenues	$822,000	$715,000

Property tax expense	$137,000	$124,000

Depreciation	$43,000	$15,000

Income before income taxes	$572,000	$379,000

Assets	$9,837,000	$8,959,000

Properties and equipment, additions	$70,000	$269,000

Petroleum storage:
Revenues, contractual	$951,000	$936,000

Property tax expense	$61,000	$55,000

Depreciation	$164,000	$162,000

Income before income taxes	$323,000	$407,000

Assets	$13,198,000	$13,646,000

Properties and equipment, additions	$37,000	$—

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2011 and 2010:

	2011	2010
Revenues for operating segments:
Leasing	$822,000	$715,000
Petroleum storage	951,000	936,000

Total consolidated revenues	$1,773,000	$1,651,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$137,000	$124,000
Petroleum storage	61,000	55,000

	198,000	179,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$199,000	$180,000

	2011	2010
Depreciation:
Depreciation for operating segments:
Leasing	$43,000	$15,000
Petroleum storage segment:	164,000	162,000

	207,000	177,000
Unallocated corporate depreciation	2,000	2,000

Total consolidated depreciation	$209,000	$179,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$572,000	$379,000
Petroleum storage	323,000	407,000

	895,000	786,000
Unallocated corporate expenses	(256,000)	(266,000)
Interest expense	(88,000)	—

Total consolidated income before income taxes	$551,000	$520,000

Assets:
Assets for operating segments:
Leasing	$9,837,000	$8,959,000
Petroleum storage	13,198,000	13,646,000

	23,035,000	22,605,000
Corporate cash	2,170,000	2,110,000
Other unallocated amounts	624,000	27,000

Total consolidated assets	$25,829,000	$24,742,000

Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$70,000	$269,000
Petroleum storage	37,000	—

Total consolidated additions	$107,000	$269,000

11. Fair value of financial instruments:
The carrying value of cash, receivables, accounts payable and accrued expenses approximate the fair value due to the immediate or short-term maturity of these financial instruments. The fair value of the note payable was determined using borrowing rates currently available to the Company for loans with similar terms and maturities and approximates its carrying value.

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
1. Overview:
Critical accounting policies:
The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2010. There have been no changes to the application of this accounting policy since December 31, 2010.
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
2. Results of operations:
Three months ended March 31, 2011 compared to three months ended March 31, 2010:
Leasing segment:

	2011	2010	Difference
Leasing revenues	$822,000	$715,000	$107,000
Leasing expense	250,000	336,000	$(86,000)

	$572,000	$379,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases. Leasing expense decreased due to lower legal fees in connection with two leases, a reimbursement by a tenant for legal fees previously expensed and $22,000 in bad debt expense in 2010, offset in part by depreciation on the Steeple Street Building
Petroleum storage segment:

	2011	2010	Difference
Petroleum storage facility revenues	$951,000	$936,000	$15,000
Petroleum storage facility expense	628,000	529,000	$99,000

	$323,000	$407,000

Petroleum storage facility revenues increased principally due to the May 1, 2010 annual cost-of-living adjustment of $82,000 under the lease for the petroleum storage facility.
Petroleum storage facility expense increased principally due to costs associated with the emptying and inspection of Tank 151 and the estimated cost to epoxy coat the bottom of this tank in 2011.
General:
For the three months ended March 31, 2011, general and administrative expense remained at the 2010 level.
Interest expense:
In April 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at an annual rate of 6 percent and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). For the three months ended March 31, 2011, interest expense was $88,000.
Income taxes:
The income tax provision for the three months ended March 31, 2010, did not bear the customary relationship between income tax expense and pretax accounting income. At March 31, 2010, the Company had determined that certain expenditures in connection with the historic restoration of the Steeple Street Building qualified for federal historic income tax credits in 2010 of approximately $500,000 and incorporated the credit in determining an estimated effective tax rate of 30 percent for 2010. The actual effective tax rate for the year ended December 31, 2010 was 21 percent as a result of income lower than projected and the historic federal income tax credit higher than projected.
3. Liquidity and capital resources:
Historically, the Company has had adequate liquidity to fund its operations.
During the first three months of 2011, the Company’s operating activities provided $470,000 of cash. The Company made cash payments of $207,000 for properties and equipment, $198,000 for dividends and $75,000 in principal payments on the note payable. Cash decreased $10,000 for the three months.
Cash and cash commitments:
At March 31, 2011, the Company had cash of $2,385,000. The Company maintains all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.
Under a lease which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant will not be required to make cash payments for rent until April 2012. Commencing July 1, 2010, the Company reclassified each month $25,000 of deferred leasing revenues to leasing revenues. At March 31, 2011, the remaining credit is $295,000.
Under the Company’s long-term land lease on Parcel 9, on April 1, 2011, the scheduled contractual rent increased $260,000 annually. Under the Company’s long-term land lease on Parcel 2, on May 1, 2011, the scheduled contractual rent will increase $384,000 annually.

The current economic conditions have had limited impact on the Company’s results of operations to date. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of current economic conditions on its major tenants.
In 2009, the Company commenced the construction of the historic restoration and utility infrastructure of the Steeple Street Building, which was completed in December 2010 at a total cost of $3,178,000 plus tenant improvements of $191,000. The Company determined that certain expenditures qualified for federal historic tax credits in 2010 totaling $588,000. The Company utilized $556,000 in 2010 to eliminate all of its federal income tax obligations for 2010. As a result, the $769,000 in estimated payments made by the Company in 2010 will be applied against the Company’s 2011 income tax provision. At March 31, 2011, the Company has utilized $166,000 of these overpayments.
At March 31, 2011, the Company has two tenants in a portion of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $88,000. The Company is currently marketing the remaining portions of the building for lease.
Under the Company’s lease with Global, the annual cost-of-living adjustment is $98,000 effective May 1, 2011.
In March 2011, management learned that, during the normal receipt of product from a barge, No. 2 heating oil (high sulfur heating oil) was accidentally pumped into one of the Company’s ultra low sulfur diesel petroleum storage tanks (Tank 67), resulting in a mixture with a sulfur content in excess of that allowed by the Environmental Protection Agency (EPA). The Company notified Global of the incident, and all distribution from Tank 67 was discontinued.
Global has informed the Company that it has contacted its customers that received the mixture and commenced a sampling and testing program with certain of its customers to determine (1) if any product should be removed and replaced with conforming product or (2) if the product need only be treated to meet the EPA requirements. To date, Global has not made a formal claim against the Company, and the Company is unable to estimate the amount or range of reasonable possible loss, if any. Accordingly, the Company has not recorded a provision for any costs relating to this incident.
The Company has notified its insurance carriers of the incident. The Company’s deductibles under its primary insurance policy and its umbrella policy are $1,000 and $10,000, respectively. To date, the Company has not received any response to its notifications.
On August 30, 2010, during a regular facility inspection of the Terminal, a release of petroleum-contaminated water was discovered from the tank bottom of one of the Company’s 150,000 barrel tanks (Tank 153). The Company notified the Rhode Island Department of Environmental Management (RIDEM), the EPA and the United States Coast Guard. It also notified its insurance carriers of the release and the damage to the tank.
The tank was emptied of product and the cleaning of the tank bottom was completed by September 11, 2010. The petroleum-contaminated water released from the tank was contained on the secondary containment liner under the tank bottom, preventing contamination of the groundwater. The Company engaged an outside engineering firm to inspect the tank bottom to determine the cause and location of the release, as well as the extent of the required repairs. The findings of the inspection indicated that aggressive corrosion from inside the tank occurred, causing two holes in the immediate vicinity of the observed release, as well as several other holes or potential holes in other areas of the tank bottom. The report indicated that the corrosion was caused by microbial contamination, which was affirmed by a corrosion specialist. The total cost of the cleanup, inspection and repair of the tank was $533,000, all of which was reported as an expense at December 31, 2010. Tank 153 was placed back in service in February 2011.
The testing of certain of the Company’s other tanks revealed the presence of corrosive microbial contaminants in Tanks 151 and 32. Both tanks were treated with a biocide and continue to be monitored and treated as necessary. Since Tank 32 had been inspected in June 2010, the Company believes that the contaminants have not affected the integrity of this tank bottom. However, since Tank 151 had not been inspected since construction in 2006, the Company took this tank out of service in February 2011. The tank was emptied of product, and an inspection of the tank bottom revealed minor corrosion. The Company has completed the repairs recommended by the inspectors at a total cost of $28,000 and will apply an epoxy coating to the bottom of Tank 151 at an estimated cost of $50,000. Tank 151 will be back in service in May 2011.
The Company has put its insurance carrier on notice under its property insurance policy for the inspection and repair costs for both Tanks 151 and 153. The deductibles on the Company’s insurance policies are $50,000 for environmental and $75,000 for property. In addition, the Company is reviewing all of the facts and circumstances to ascertain if it has a claim against third parties for all or a portion of its cleanup, inspection and repair costs. The

Company cannot determine with any certainty the amount, if any, recoverable from third parties or its insurance carrier and, accordingly, has not recorded any receivable at March 31, 2011.
On April 26, 2011, the Company declared a quarterly dividend of $198,000 ($.03 per common share) which dividend will be paid in May 2011. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.
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

DATED: May 12, 2011