Form 10-Q
period 2011-06-30
CAPITAL PROPERTIES INC /RI/
filed 2011-07-29
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-08499
CAPITAL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Rhode Island (State or other jurisdiction of incorporation or organization)	05-0386287 (IRS Employer Identification No.)

100 Dexter Road East Providence, Rhode Island (Address of principal executive offices)	02914 (Zip Code)
(401) 435-7171
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock, $.01 par value	Name of each exchange on which registered OTCQX (Pink Sheets)
Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2011, the Company had 3,738,027 shares of Class A Common Stock and 2,861,885 shares of Class B Common Stock outstanding.

CAPITAL PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 6. Exhibits	18
Signatures	19
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Properties and equipment (net of accumulated depreciation)	$22,334,000	$22,500,000
Cash	1,976,000	2,395,000
Income taxes receivable	108,000	769,000
Prepaid and other	641,000	496,000

	$25,059,000	$26,160,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Note payable ($300,000 due within one year)	$4,675,000	$5,825,000
Accounts payable and accrued expenses:
Property taxes	291,000	267,000
Tank repairs	—	277,000
Environmental remediation	81,000	81,000
Other	140,000	457,000
Deferred:
Leasing revenues	220,000	370,000
Income taxes, net	5,578,000	5,552,000

	10,985,000	12,829,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,738,027 shares at June 30, 2011 and 3,727,874 shares at December 31, 2010	37,000	37,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,861,885 shares at June 30, 2011 and 2,872,038 shares at December 31, 2010	29,000	29,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	11,762,000	11,762,000
Retained earnings	2,246,000	1,503,000

	14,074,000	13,331,000

	$25,059,000	$26,160,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenues:
Leasing	$1,047,000	$775,000	$1,869,000	$1,490,000
Petroleum storage facility:
Contractual	961,000	953,000	1,912,000	1,889,000
Reimbursement of tank repairs	495,000	—	495,000	—

	2,503,000	1,728,000	4,276,000	3,379,000

Expenses:
Leasing	249,000	228,000	499,000	564,000
Petroleum storage facility:
Operating	556,000	602,000	1,106,000	1,131,000
Tank repairs	9,000	—	87,000	—
General and administrative	234,000	226,000	490,000	492,000
Interest	85,000	64,000	173,000	64,000

	1,133,000	1,120,000	2,355,000	2,251,000

Income before income taxes	1,370,000	608,000	1,921,000	1,128,000

Income tax expense (benefit):
Current	565,000	114,000	756,000	236,000
Deferred	(2,000)	68,000	26,000	102,000

	563,000	182,000	782,000	338,000

Net income	807,000	426,000	1,139,000	790,000

Retained earnings, beginning	1,637,000	6,437,000	1,503,000	6,271,000

Dividends on common stock based upon 6,599,912 shares outstanding ($.03 and $.86 per share for the three months ended June 30, 2011 and 2010, respectively; $.06 and $.89 per share for the six months ended June 30, 2011 and 2010, respectively)	(198,000)	(5,676,000)	(396,000)	(5,874,000)

Retained earnings	$2,246,000	$1,187,000	$2,246,000	$1,187,000

Basic income per common share based upon 6,599,912 shares outstanding	$.12	$.06	$.17	$.12

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$1,139,000	$790,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	417,000	375,000
Amortization of deferred financing fees	3,000	—
Deferred:
Income taxes	26,000	102,000
Leasing revenues	(150,000)	—
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	40,000	(135,000)

Net cash provided by operating activities	1,475,000	1,132,000

Cash used in investing activities, payments for properties and equipment	(348,000)	(781,000)

Cash flows from financing activities:
Proceeds from note payable	—	6,000,000
Payments:
Note payable	(1,150,000)	(25,000)
Deferred financing fees	—	(55,000)
Dividends	(396,000)	(5,874,000)

Net cash provided by (used) in financing activities	(1,546,000)	46,000

Increase (decrease) in cash	(419,000)	397,000
Cash, beginning	2,395,000	2,315,000

Cash, ending	$1,976,000	$2,712,000

Supplemental disclosures:
Cash paid for:
Income taxes	$95,000	$561,000

Interest	$175,000	$34,000

Non-cash investing and financing activities, capital expenditures financed through accounts payable	$21,000	$167,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
The accompanying condensed consolidated balance sheet as of December 31, 2010, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2011 and the results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.
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
4.	Properties and equipment:

Properties and equipment consists of the following:

	June 30,	December 31,
	2011	2010
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,257,000	5,068,000

	9,958,000	9,769,000

Petroleum storage facility, on lease:
Land and land improvements	5,591,000	5,591,000
Buildings and structures	1,816,000	1,777,000
Tanks and equipment	14,612,000	14,589,000

	22,019,000	21,957,000

Office equipment	83,000	83,000

	32,060,000	31,809,000

Less accumulated depreciation:
Properties on lease or held for lease	274,000	188,000
Petroleum storage facility, on lease	9,388,000	9,060,000
Office equipment	64,000	61,000

	9,726,000	9,309,000

	$22,334,000	$22,500,000

5.	Note payable:
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
In connection with the borrowing, the Company incurred financing fees totaling $55,000, which are being amortized on a straight-line method over the 10-year term of the note (which approximates the effective interest rate method) and are included in interest expense on the accompanying consolidated statements of income and retained earnings for the three and six months ended June 30, 2011 and 2010.
In June 2011, the Company made a $1,000,000 principal prepayment.

6.	Description of leasing arrangements:
Long-term land leases:
As of June 30, 2011, the Company had entered into six long-term land leases for six separate parcels upon which the improvements have been completed (“developed parcels”). In addition, in 2005 a long-term land lease commenced on an undeveloped parcel on which two residential buildings was planned. One building was completed in September 2009. The other building has not progressed beyond the early stages of site preparation and the timing of its construction and completion is uncertain.
Under the seven land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. The estimated real property taxes attributable to the Company’s land under these leases totaled $293,000 and $586,000, respectively, for the three and six months ended June 30, 2011, and $250,000 and $500,000 for the three and six months ended June 30, 2010.
Under the lease which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant will not be required to make cash payments for rent until April 2012. Commencing July 1, 2010, the Company reclassifies each month $25,000 of deferred leasing revenues to leasing revenues. At June 30, 2011, the remaining credit is $220,000.
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
At June 30, 2011, the Company has two tenants in a portion of the Steeple Street Building (including the new tenant who assumed the existing lease) under short-term leases (five years or less) at a current annual rental of $88,000. On August 1, 2011, a third lease will commence at an annual rental of $25,000, resulting in 56 percent of the building being occupied. The Company is currently marketing the remaining portions of the building for lease.
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
The total cost of the cleanup, inspection and repair of the tank was $533,000, all of which was reported as an expense at December 31, 2010. The tank was placed back in service in February 2011. In June 2011, Global paid $458,000 which is recorded in petroleum storage facility revenues on the accompanying consolidated statements of income and retained earnings for the three and six months ended June 30, 2011. The difference relates principally to the $75,000 cost of epoxy coating the bottom of Tank 153 which the Company paid.
The testing of certain of the Company’s other tanks revealed the presence of corrosive microbial contaminants in Tanks 151 and 32. Both tanks were treated with a biocide and continue to be monitored and treated as necessary. Since Tank 32 had been inspected in June 2010, the Company believes that the contaminants have not affected the integrity of this tank bottom. However, since Tank 151 had not been inspected since construction in 2006, the Company took this tank out of service in February 2011. The tank was emptied of product, and an inspection of the tank bottom revealed minor corrosion. The Company completed the repairs recommended by the inspectors and applied an epoxy coating to the bottom of Tank 151 at a cost of $50,000, which has been included in petroleum storage facility expenses on the accompanying consolidated statement of income and retained earnings for the six months ended June 30, 2011. The tank was back in service in May 2011. Exclusive of the epoxy coating, the total cost of cleanup, inspection and repair of Tank 151 was $37,000 which, in management’s opinion, will be reimbursed by Global and is included in petroleum storage facility revenues on the accompanying consolidated statement of income and retained earnings for the three months and six months ended June 30, 2011.
Tank repairs related to this environmental incident have been presented as a separate line item within petroleum storage facility expenses on the accompanying consolidated statements of income and retained earnings. Routine tank repairs continued to be included with petroleum storage facility operating expenses on the accompanying consolidated statements of income and retained earnings.
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
In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through 2006, the Company had expended $119,000 and has not incurred any additional costs since then. In May 2011, RIDEM accepted the Site Investigation Report as amended which the Company had submitted in 2005. RIDEM has instructed the Company to serve notification to all abutters and to review and update the preliminary data and the draft Remedial Action Work Plan for final submission. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that, upon completion of its review, RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs in excess of the remaining accrual of $81,000.
8.	Income taxes:
Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	June 30,	December 31,
	2011	2010
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,738,000	$5,779,000
Insurance premiums and accrued leasing revenues	44,000	82,000

	5,782,000	5,861,000
Gross deferred tax assets	(204,000)	(309,000)

	$5,578,000	$5,552,000

The income tax provision for the three and six months ended June 30, 2010, did not bear the customary relationship between income tax expense and pretax accounting income. The Company had determined that certain expenditures in connection with the historic restoration of the Steeple Street Building qualified for federal historic income tax credits in 2010 of approximately $500,000 and incorporated the credit in determining an effective tax rate of 30 percent for 2010. The actual effective tax rate for the year ended December 31, 2010 was 21 percent as a result of income lower than projected and the historic federal income tax credit higher than projected.
9.	Shareholders’ Equity:
The Company’s Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at any time. For the six months ended June 30, 2011 and 2010, the number of shares converted was 10,153 shares and 66,672 shares, respectively.

10.	Operating segment disclosures:
The Company operates in two segments, leasing and petroleum storage.
The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.
Inter-segment revenues are immaterial in amount.
The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Leasing:
Revenues:
Long-term leases:
Contractual	$764,000	$550,000	$1,396,000	$1,094,000
Contingent	109,000	69,000	124,000	80,000
Short-term leases	174,000	156,000	374,000	316,000

Total revenues	$1,047,000	$775,000	$1,869,000	$1,490,000

Property tax expense	$154,000	$124,000	$291,000	$248,000

Depreciation	$43,000	$32,000	$86,000	$47,000

Income before income taxes	$798,000	$547,000	$1,370,000	$926,000

Assets	$9,949,000	$9,300,000	$9,949,000	$9,300,000

Properties and equipment, additions	$119,000	$307,000	$189,000	$576,000

Petroleum storage:

Revenues:
Contractual	$961,000	$953,000	$1,912,000	$1,889,000
Reimbursement of tank repairs	495,000	—	495,000	—
Total revenues	$1,456,000	$953,000	$2,407,000	$1,889,000

Property tax expense	$60,000	$62,000	$121,000	$117,000

Depreciation	$164,000	$162,000	$328,000	$324,000

Income before income taxes	$891,000	$351,000	$1,214,000	$758,000

Assets	$13,056,000	$13,604,000	$13,056,000	$13,604,000

Properties and equipment, additions	$25,000	$4,000	$62,000	$4,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenues for operating segments:
Leasing	$1,047,000	$775,000	$1,869,000	$1,490,000
Petroleum storage	1,456,000	953,000	2,407,000	1,889,000

Total consolidated revenues	$2,503,000	$1,728,000	$4,276,000	$3,379,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$154,000	$124,000	$291,000	$248,000
Petroleum storage	60,000	62,000	121,000	117,000

	214,000	186,000	412,000	365,000
Unallocated corporate property tax expense	1,000	1,000	2,000	2,000

Total consolidated property tax expense	$215,000	$187,000	$414,000	$367,000

Depreciation:
Depreciation for operating segments:
Leasing	$43,000	$32,000	$86,000	$47,000
Petroleum storage segment:	164,000	162,000	328,000	324,000

	207,000	194,000	414,000	371,000
Unallocated corporate depreciation	1,000	2,000	3,000	4,000

Total consolidated depreciation	$208,000	$196,000	$417,000	375,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$798,000	$547,000	$1,370,000	$926,000
Petroleum storage	891,000	351,000	1,214,000	758,000

	1,689,000	898,000	2,584,000	1,684,000
Unallocated corporate expenses	(234,000)	(226,000)	(490,000)	(492,000)
Interest expense	(85,000)	(64,000)	(173,000)	(64,000)

Total consolidated income before income taxes	$1,370,000	$608,000	$1,921,000	$1,128,000

Assets:
Assets for operating segments:
Leasing	$9,949,000	$9,300,000	$9,949,000	$9,300,000
Petroleum storage	13,056,000	13,604,000	13,056,000	13,604,000

	23,005,000	22,904,000	23,005,000	22,904,000
Corporate cash	1,879,000	2,509,000	1,879,000	2,509,000
Other unallocated amounts	175,000	344,000	175,000	344,000

Total consolidated assets	$25,059,000	$25,757,000	$25,059,000	$25,757,000

Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$119,000	$307,000	$189,000	$576,000
Petroleum storage	25,000	4,000	62,000	4,000

Total consolidated additions	$144,000	$311,000	$251,000	$580,000

11.	Fair value of financial instruments:
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
FORWARD LOOKING STATEMENTS
Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectibility of the accrued leasing revenues when due over the terms of the long-term land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.
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
The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of a parking garage), the leasing of a portion of the Steeple Street Building under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”)which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements to Metropark.
The petroleum storage segment consists of operating the Facility located in East Providence, Rhode Island, for Global Companies, LLC (“Global”).
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
2.	Results of operations:

Three months ended June 30, 2011 compared to three months ended June 30, 2010:

Leasing segment:

	2011	2010	Difference
Leasing revenues	$1,047,000	$775,000	$272,000
Leasing expense	249,000	228,000	$21,000

	$798,000	$547,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases. Exclusive of the reversal of an allowance for doubtful accounts of $62,000 in 2010, leasing expense decreased $41,000 due to a decrease in legal fees and a decrease in payroll due to the termination of one employee in 2010, which decrease was offset in part by higher real property taxes and depreciation.

Petroleum storage segment:

	2011	2010	Difference
Petroleum storage facility revenues	$1,456,000	$953,000	$503,000
Petroleum storage facility expense	565,000	602,000	$(37,000)

	$891,000	$351,000

Petroleum storage facility revenues increased principally due to Global’s reimbursement of certain costs associated with the cleanup, inspection and repair of Tank 153 totaling $458,000, which costs were recorded in 2010. Petroleum storage facility expense decreased principally due to a decrease in legal fees and lower levels of repairs and maintenance, offset in part by the $50,000 to epoxy coat Tank 151.
General:
For the six months ended June 30, 2011, general and administrative expense remained approximately at the 2010 level.
Interest expense:
In April 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at an annual rate of 6 percent and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). For the three months ended June 30, 2011 and 2010, interest expense was $85,000 and $64,000, respectively.
Income taxes:
The effective income tax rate for the three months ended June 30, 2011, is estimated to be 40 percent.
The income tax provision for the three months ended June 30, 2010, did not bear the customary relationship between income tax expense and pretax accounting income. At June 30, 2010, the Company had determined that certain expenditures in connection with the historic restoration of the Steeple Street Building qualified for federal historic income tax credits in 2010 of approximately $512,000 and incorporated the credit in determining an effective tax rate of 30 percent for 2010. The actual effective tax rate for the year ended December 31, 2010 was 21 percent as a result of income lower than projected and the historic federal income tax credit higher than projected.
Six months ended June 30, 2011 compared to six months ended June 30, 2010:

Leasing segment:

	2011	2010	Difference
Leasing revenues	$1,869,000	$1,490,000	$379,000
Leasing expense	499,000	564,000	$(65,000)

	$1,370,000	$926,000

Leasing revenue increased due to scheduled increased in rentals under long-term land leases. Leasing expense decreased due to a decrease in legal fees in connection with two leases and the termination of one employee in 2010. This decrease was offset in part by higher real property taxes and the reversal of an allowance for doubtful accounts of $40,000 in 2010.

Petroleum storage segment:

	2011	2010	Difference
Petroleum storage facility revenues	$2,407,000	$1,889,000	$518,000
Petroleum storage facility expense	1,193,000	1,131,000	$62,000

	$1,214,000	$758,000

Petroleum storage facility revenues increased principally due to Global’s reimbursement of certain costs associated with the cleanup, inspection and repair of Tank 153 totaling $458,000, which costs were recorded in 2010. Petroleum storage facility expense increased principally due to higher levels of repairs and maintenance, including $50,000 to epoxy coat the bottom of Tank 151.
General:
For the six months ended June 30, 2011, general and administrative expense remained at the 2010 level.
Interest expense:
In April 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at the rate of 6 percent per annum and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). For the six months ended June 30, 2011 and 2010, interest expense was $173,000 and $64,000, respectively.
Income taxes:
The effective income tax rate for the six months ended June 30, 2011, is estimated to be 40 percent.
The income tax provision for the six months ended June 30, 2010, did not bear the customary relationship between income tax expense and pretax accounting income. At June 30, 2010, the Company had determined that certain expenditures in connection with the historic restoration of the Steeple Street Building qualified for federal historic income tax credits in 2010 of approximately $512,000 and incorporated the credit in determining an effective tax rate of 30 percent for 2010. The actual effective tax rate for the year ended December 31, 2010 was 21 percent as a result of income lower than projected and the historic federal income tax credit higher than projected.
3.	Liquidity and capital resources:
Historically, the Company has had adequate liquidity to fund its operations.
During the first six months of 2011, the Company’s operating activities provided $1,475,000 of cash. The Company made cash payments of $1,150,000 in principal payments on the note payable (including a $1,000,000 prepayment), $348,000 for properties and equipment, and $396,000 for dividends. Cash decreased $419,000 for the six months.
Cash and cash commitments:
At June 30, 2011, the Company had cash of $1,976,000. The Company maintains all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.
Under a lease which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant will not be required to make cash payments for rent until April 2012. Commencing July 1, 2010, the Company reclassifies each month $25,000 of deferred leasing revenues to leasing revenues. At June 30, 2011, the remaining credit is $220,000.
Under the Company’s long-term land lease on Parcel 9, on April 1, 2011, the scheduled contractual rent increased $260,000 annually. Under the Company’s long-term land lease on Parcel 2, on May 1, 2011, the scheduled contractual rent increased $384,000 annually.
The current economic conditions have had limited impact on the Company’s results of operations to date. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of current economic conditions on its major tenants and, therefore, cannot predict whether any tenants will request concessions.
In 2009, the Company commenced the construction of the historic restoration and utility infrastructure of the Steeple Street Building, which was completed in December 2010 at a total cost of $3,178,000 plus tenant improvements of $191,000. The Company determined that certain expenditures qualified for federal historic tax credits in 2010 totaling $588,000. The Company utilized $556,000 in 2010 to eliminate all of its federal income tax obligations for 2010. As a result, the $769,000 in estimated payments made by the Company in 2010 will be applied against the Company’s 2011 income tax provision. At June 30, 2011, the Company has utilized $648,000 of these overpayments.

At June 30, 2011, the Company has two tenants in a portion of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $88,000. On August 1, 2011, a third lease will commence at an annual rental of $25,000, resulting in 56 percent of the building being occupied. The Company is currently marketing the remaining portions of the building for lease.
Under the Company’s lease with Global, the annual cost-of-living adjustment was $98,000 effective May 1, 2011.
In March 2011, management learned that, during the normal receipt of product from a barge, No. 2 heating oil (high sulfur heating oil) was accidentally pumped into one of the Company’s ultra low sulfur diesel petroleum storage tanks (Tank 67), resulting in a mixture with a sulfur content in excess of that allowed by the EPA. The Company notified Global of the incident, and all distribution from Tank 67 was discontinued.
Global has informed the Company that it has contacted its customers that received the mixture and commenced a sampling and testing program with certain of its customers to determine (1) if any product should be removed and replaced with conforming product or (2) if the product need only be treated to meet the EPA requirements. To date, Global has not made a formal claim against the Company, and the Company is unable to quantify its financial exposure, if any. Accordingly, the Company has not recorded a provision for any costs relating to this incident.
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
The tank was emptied of product and the cleaning of the tank bottom was completed by September 2010. The petroleum-contaminated water released from the tank was contained on the secondary containment liner under the tank bottom, preventing contamination of the groundwater. The Company engaged an outside engineering firm to inspect the tank bottom to determine the cause and location of the release, as well as the extent of the required repairs. The findings of the inspection indicated that aggressive corrosion from inside the tank occurred, causing two holes in the immediate vicinity of the observed release, as well as several other holes or potential holes in other areas of the tank bottom. The report indicated that the corrosion was caused by microbial contamination, which was affirmed by a corrosion specialist.
The total cost of the cleanup, inspection and repair of the tank was $533,000, all of which was reported as an expense at December 31, 2010. The tank was placed back in service in February 2011. In June 2011, Global paid $458,000. The difference relates principally to the $75,000 cost of epoxy coating the bottom of Tank 153 which the Company paid.
The testing of certain of the Company’s other tanks revealed the presence of corrosive microbial contaminants in Tanks 151 and 32. Both tanks were treated with a biocide and continue to be monitored and treated as necessary. Since Tank 32 had been inspected in June 2010, the Company believes that the contaminants have not affected the integrity of this tank bottom. However, since Tank 151 had not been inspected since construction in 2006, the Company took this tank out of service in February 2011. The tank was emptied of product, and an inspection of the tank bottom revealed minor corrosion. The Company completed the repairs recommended by the inspectors and applied an epoxy coating to the bottom of Tank 151 at a cost of $50,000. The tank was back in service in May 2011. Exclusive of the epoxy coating, the total cost of cleanup, inspection and repair of Tank 151 was $37,000, which in management’s opinion, will be reimbursed by Global.
In June 2011, the Company prepaid $1,000,000 on its note payable, resulting in a future annual saving of $60,000 in interest expense. Any additional prepayments will depend on the Company’s level of available cash.
On July 26, 2011, the Company declared a quarterly dividend of $198,000 ($.03 per common share) which dividend will be paid in August 2011. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.
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
31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011, filed with the Securities and Exchange Commission on July 29, 2011, formatted in eXtensible Business Reporting Language:
(i)	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010
(ii)	Consolidated Statements of Income and Retained Earnings for the Three and Six Months ended June 30, 2011 and 2010
(iii)	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010
(iv)	Notes to Consolidated Financial Statements.
†This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C.78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE
     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.
By	/s/ Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: July 29, 2011