Form 10-Q
period 2011-09-30
CAPITAL PROPERTIES INC /RI/
filed 2011-11-03
CIK 202947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2011, the Company had 3,742,384 shares of Class A Common Stock and 2,857,528 shares of Class B Common Stock outstanding.

CAPITAL PROPERTIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 6. Exhibits	20
Signatures	21
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Consolidated Financial Statements
CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Properties and equipment (net of accumulated depreciation)	$22,306,000	$22,500,000
Cash	2,421,000	2,395,000
Income taxes receivable	298,000	769,000
Prepaid and other	400,000	496,000

	$25,425,000	$26,160,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Note payable ($300,000 due within one year)	$4,600,000	$5,825,000
Accounts payable and accrued expenses:
Property taxes	292,000	267,000
Environmental incidents:
Pipeline rupture	325,000	—
Ultra low sulfur diesel incident	132,000	—
Tank repairs	—	277,000
Environmental remediation	81,000	81,000
Other	257,000	457,000
Deferred:
Leasing revenues	145,000	370,000
Income taxes, net	5,578,000	5,552,000

	11,410,000	12,829,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,742,384 shares at September 30, 2011 and 3,727,874 shares at December 31, 2010	37,000	37,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,857,528 shares at September 30, 2011 and 2,872,038 shares at December 31, 2010	29,000	29,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	11,762,000	11,762,000
Retained earnings	2,187,000	1,503,000

	14,015,000	13,331,000

	$25,425,000	$26,160,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Revenues:
Leasing	$998,000	$839,000	$2,867,000	$2,329,000
Petroleum storage facility:
Contractual	969,000	976,000	2,881,000	2,865,000
Reimbursement of tank repairs	—	—	495,000	—

	1,967,000	1,815,000	6,243,000	5,194,000

Expenses:
Leasing	323,000	255,000	822,000	819,000
Petroleum storage facility:
Operating	735,000	663,000	1,841,000	1,794,000
Pipeline rupture	355,000	—	355,000	—
Tank repairs	—	210,000	87,000	210,000
General and administrative	231,000	214,000	721,000	706,000
Interest	72,000	91,000	245,000	155,000

	1,716,000	1,433,000	4,071,000	3,684,000

Income before income taxes	251,000	382,000	2,172,000	1,510,000

Income tax expense:
Current	112,000	80,000	868,000	316,000
Deferred	—	35,000	26,000	137,000

	112,000	115,000	894,000	453,000

Net income	139,000	267,000	1,278,000	1,057,000
Retained earnings, beginning	2,246,000	1,187,000	1,503,000	6,271,000
Dividends on common stock based upon 6,599,912 shares outstanding ($.03 per share for the three months ended September 30, 2011 and 2010; $.09 and $.92 per share for the nine months ended September, 2011 2011 and 2010, respectively)	(198,000)	(198,000)	(594,000)	(6,072,000)

Retained earnings	$2,187,000	$1,256,000	$2,187,000	$1,256,000

Basic income per common share based upon 6,599,912 shares outstanding	$.02	$.04	$.19	$.16

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$1,278,000	$1,057,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	629,000	577,000
Amortization of deferred financing fees	4,000	2,000
Deferred:
Income taxes	26,000	137,000
Leasing revenues	(225,000)	(75,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	650,000	(253,000)

Net cash provided by operating activities	2,362,000	1,445,000

Cash used in investing activities, payments for properties and equipment	(517,000)	(1,146,000)

Cash flows from financing activities:
Proceeds from note payable	—	6,000,000
Payments:
Note payable	(1,225,000)	(100,000)
Deferred financing fees	—	(55,000)
Dividends	(594,000)	(6,072,000)

Net cash used in financing activities	(1,819,000)	(227,000)

Increase in cash	26,000	72,000
Cash, beginning	2,395,000	2,315,000

Cash, ending	$2,421,000	$2,387,000

Supplemental disclosures:
Cash paid for:
Income taxes	$397,000	$743,000

Interest	$248,000	$125,000

Non-cash investing and financing activities, capital expenditures financed through accounts payable	$82,000	$30,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The petroleum storage segment consists of operating the petroleum storage terminal (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island, for Global Companies, LLC (“Global”) which stores and distributes petroleum products.

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

The accompanying condensed consolidated balance sheet as of December 31, 2010, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Environmental incidents:

The Company accrues a liability when an environmental incident has occurred and the costs are estimable. The Company charges to expense those costs that do not extend the life, increase the capacity or improve the safety or efficiency of the property owned or used by the Company. The Company does not record a receivable for recoveries from third parties for environmental matters until it has determined that the amount of the collection is reasonably assured.

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
4.	Properties and equipment:
Properties and equipment consists of the following:

	September 30,	December 31,
	2011	2010
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,411,000	5,068,000

	10,112,000	9,769,000

Petroleum storage facility, on lease:
Land and land improvements	5,591,000	5,591,000
Buildings and structures	1,832,000	1,777,000
Tanks and equipment	14,626,000	14,589,000

	22,049,000	21,957,000

Office equipment	83,000	83,000

	32,244,000	31,809,000

Less accumulated depreciation:
Properties on lease or held for lease	319,000	188,000
Petroleum storage facility, on lease	9,553,000	9,060,000
Office equipment	66,000	61,000

	9,938,000	9,309,000

	$22,306,000	$22,500,000

5.	Note payable:
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

In connection with the borrowing, the Company incurred financing fees totaling $55,000, which are being amortized on a straight-line method over the 10-year term of the note (which approximates the effective interest rate method) and are included in interest expense on the accompanying consolidated statements of income and retained earnings for the three and nine months ended September 30, 2011 and 2010.

In June 2011, the Company made a $1,000,000 principal prepayment.

6.	Description of leasing arrangements:
Long-term land leases:

As of September 30, 2011, the Company had entered into six long-term land leases for six separate parcels upon which the improvements have been completed (“developed parcels”). In addition, in 2005 a long-term land lease commenced on an undeveloped parcel on which two residential buildings was planned. One building was completed in September 2009. The other building has not progressed beyond the early stages of site preparation and the timing of its construction and completion is uncertain.

Under the seven land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. The estimated real property taxes attributable to the Company’s land under these leases totaled $349,000 and $935,000, respectively, for the three and nine months ended September 30, 2011, and $378,000 and $878,000 for the three and nine months ended September 30, 2010.

Under the lease which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant will not be required to make cash payments for rent until April 2012. Commencing July 1, 2010, the Company reclassifies each month $25,000 of deferred leasing revenues to leasing revenues. At September 30, 2011, the remaining credit is $145,000.

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

At September 30, 2011, the Company has three tenants occupying 56 percent of the Steeple Street Building (including the new tenant who assumed the existing lease) under short-term leases (five years or less) at a current annual rental of $113,000. The Company is currently marketing the remaining portions of the building for lease.
7.	Petroleum storage facility and environmental incidents:
Pipeline rupture (2011):

On August 31, 2011, while excavating in connection with the construction of a highway for the Rhode Island Department of Transportation (RIDOT), Cardi Corporation (Cardi) ruptured an underground pipeline controlled and used by the Company for the transportation of Ultra Low Sulfur Diesel (ULSD) from the Wilkesbarre Pier to its Petroleum Storage Facility. At the time, the Company was receiving product from a barge and, as a result of the rupture, approximately 70,000 gallons of ULSD were discharged. Pursuant to the Company’s Emergency Response Plan, representatives of the Company took control of the spill site and coordinated the response of various governmental agencies as well as private contractors. Approximately 56,000 gallons of spilled diesel were recovered. On September 6, 2011, the Company turned over the responsibility for the clean-up to Cardi.

The Company notified the required government agencies and its insurance carriers of the rupture.

Management’s present estimate of the total cost incurred by the Company in responding to the emergency and repairing the pipeline is $355,000, which has been presented as a separate line item within petroleum storage facility expenses on the accompanying consolidated statements of income and retained earnings for the three and nine months ended September 30, 2011. The Company believes that it has no liability with respect to the discharge and has asserted a claim against Cardi and RIDOT for the costs and other damages incurred by the Company. However, the Company has determined that no receivable can be recorded at this time.

ULSD incident (2011):

In March 2011, management learned that, during the normal receipt of product from a barge, No. 2 heating oil (high sulfur heating oil) was accidentally pumped into one of the Company’s ULSD petroleum storage tanks (Tank 67), resulting in a mixture with a sulfur content in excess of that allowed by the Environmental Protection Agency (EPA). The Company notified Global of the incident.

Global informed the Company that it had contacted its customers that received the mixture and commenced a sampling and testing program with certain of its customers to determine (1) if any product should be removed and replaced with conforming product or (2) if the product need only be treated to meet the EPA requirements. On August 21, 2011, Global asserted a claim against the Company of $132,000 for damages incurred by Global arising out of the incident, which is included in petroleum storage facility operating expenses on the accompanying consolidated statements of income and retained earnings for the three and nine months ended September 30, 2011.

The Company has notified its insurance carriers of the incident. The Company’s deductibles under its primary insurance policy and its umbrella policy are $1,000 and $10,000, respectively. To date, the Company has not received any response to its notifications. Accordingly, the Company has determined that no receivable can be recorded at this time.

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

The total cost of the cleanup, inspection and repair of the tank was $533,000, all of which was recorded as an expense at December 31, 2010. The tank was placed back in service in February 2011. In June 2011, Global paid the Company $458,000 which is recorded in petroleum storage facility revenues, reimbursement of tank repairs on the accompanying consolidated statements of income and retained earnings for the nine months ended September 30, 2011 due to the contractual nature of the reimbursement. The difference relates to the $75,000 cost of epoxy coating the bottom of Tank 153 which the Company paid.

The testing of certain of the Company’s other tanks revealed the presence of corrosive microbial contaminants in Tanks 151 and 32. Both tanks were treated with a biocide and continue to be monitored and treated as necessary. Since Tank 32 had been inspected in June 2010, the Company believes that the contaminants have not affected the integrity of this tank bottom. However, since Tank 151 had not been inspected since construction in 2006, the Company took this tank out of service in February 2011. The tank was emptied of product, and an inspection of the tank bottom revealed minor corrosion. The Company completed the repairs recommended by the inspectors and applied an epoxy coating to the bottom of Tank 151 at a cost of $50,000, which has been included in petroleum storage facility expenses, operating on the accompanying consolidated statement of income and retained earnings for the nine months ended September 30, 2011. The tank was back in service in May 2011. Exclusive of the epoxy coating, the total cost of cleanup, inspection and repair of Tank 151 was $37,000 which Global paid the Company in September 2011 and is recorded in petroleum storage facility revenues, reimbursement of tank repairs on the accompanying consolidated statements of income and retained earnings for nine months ended September 30, 2011.

Tank repairs related to this environmental incident have been presented as a separate line item within petroleum storage facility expenses on the accompanying consolidated statements of income and retained earnings. Routine tank repairs continue to be included with petroleum storage facility operating expenses on the accompanying consolidated statements of income and retained earnings.

Environmental incident (2002):

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified RIDEM. RIDEM subsequently identified Power Test Realty Partnership (Power Test), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, on October 20, 2008, a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM and remanded the proposed penalty to RIDEM for recalculation. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed penalty. On October 2, 2009, RIDEM issued a recalculated administrative penalty, and, subsequently, the RIDEM Hearing Officer issued a recommended amended decision, which was affirmed as a final decision by the RIDEM Director on December 23, 2009. On January 20, 2010, Power Test appealed that decision to Superior Court. On September 1, 2011, the Superior Court affirmed the decision of the RIDEM Director.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which was accrued in 2004. Through 2006, the Company had expended $119,000 and has not incurred any additional costs since then. In May 2011, RIDEM accepted the Site Investigation Report as amended which the Company had submitted in 2005. RIDEM has instructed the Company to serve notification to all abutters and to review and update the preliminary data and the draft Remedial Action Work Plan for final submission. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that, upon completion of its review, RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring additional costs in excess of the remaining accrual of $81,000.

8.	Income taxes:
Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	September 30,	December 31,
	2011	2010
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,700,000	$5,779,000
Insurance premiums, accrued leasing revenues and property taxes	52,000	82,000

	5,752,000	5,861,000
Gross deferred tax assets	(174,000)	(309,000)

	$5,578,000	$5,552,000

The income tax provision for the three and nine months ended September 30, 2010, did not bear the customary relationship between income tax expense and pretax accounting income. The Company had determined that certain expenditures in connection with the historic restoration of the Steeple Street Building qualified for federal historic income tax credits in 2010 of approximately $500,000 and incorporated the credit in determining an effective tax rate of 30 percent for 2010. The actual effective tax rate for the year ended December 31, 2010 was 21 percent as a result of income lower than projected and the historic federal income tax credit being higher than projected.
9.	Shareholders’ Equity:
The Company’s Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at any time. For the nine months ended September 30, 2011 and 2010, the number of shares converted was 14,510 shares and 72,985 shares, respectively.
10.	Operating segment disclosures:
The Company operates in two segments, leasing and petroleum storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Leasing:
Revenues:
Long-term land leases:
Contractual	$800,000	$652,000	$2,196,000	$1,746,000
Contingent	16,000	13,000	140,000	93,000
Short-term leases	182,000	174,000	531,000	490,000

Total revenues	$998,000	$839,000	$2,867,000	$2,329,000

Property tax expense	$146,000	$153,000	$437,000	$401,000

Depreciation	$45,000	$39,000	$131,000	$86,000

Income before income taxes	$675,000	$584,000	$2,045,000	$1,510,000

Assets	$10,010,000	$9,495,000	$10,010,000	$9,495,000

Properties and equipment, additions	$154,000	$212,000	$343,000	$788,000

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Petroleum storage:
Revenues:
Contractual	$969,000	$976,000	$2,881,000	$2,865,000
Reimbursement of tank repairs	—	—	495,000	—

Total revenues	$969,000	$976,000	$3,376,000	$2,865,000

Property tax expense	$62,000	$60,000	$183,000	$177,000

Depreciation	$165,000	$162,000	$493,000	$486,000

Income (loss) before income taxes	$(121,000)	$103,000	$1,093,000	$861,000

Assets	$12,959,000	$13,489,000	$12,959,000	$13,489,000

Properties and equipment:
Additions	$30,000	$16,000	$92,000	$20,000

Write-off of fully depreciated equipment no longer in service	$—	$12,000	$—	$12,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Revenues for operating segments:
Leasing	$998,000	$839,000	$2,867,000	$2,329,000
Petroleum storage	969,000	976,000	3,376,000	2,865,000

Total consolidated revenues	$1,967,000	$1,815,000	$6,243,000	$5,194,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$146,000	$153,000	$437,000	$401,000
Petroleum storage	62,000	60,000	183,000	177,000

	208,000	213,000	620,000	578,000
Unallocated corporate property tax expense	—	—	2,000	2,000

Total consolidated property tax expense	$208,000	$213,000	$622,000	$580,000

Depreciation:
Depreciation for operating segments:
Leasing	$45,000	$39,000	$131,000	$86,000
Petroleum storage segment:	165,000	162,000	493,000	486,000

	210,000	201,000	624,000	572,000
Unallocated corporate depreciation	2,000	1,000	5,000	5,000

Total consolidated depreciation	$212,000	$202,000	$629,000	577,000

Income (loss) before income taxes:
Income (loss) before income taxes for operating segments:
Leasing	$675,000	$584,000	$2,045,000	$1,510,000
Petroleum storage	(121,000)	103,000	1,093,000	861,000

	554,000	687,000	3,138,000	2,371,000
Unallocated corporate expenses	(231,000)	(214,000)	(721,000)	(706,000)
Interest expense	(72,000)	(91,000)	(245,000)	(155,000)

Total consolidated income before income taxes	$251,000	$382,000	$2,172,000	$1,510,000

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Assets:
Assets for operating segments:
Leasing	$10,010,000	$9,495,000	$10,010,000	$9,495,000
Petroleum storage	12,959,000	13,489,000	12,959,000	13,489,000

	22,969,000	22,984,000	22,969,000	22,984,000
Corporate cash	2,140,000	2,249,000	2,140,000	2,249,000
Other unallocated amounts	316,000	449,000	316,000	449,000

Total consolidated assets	$25,425,000	$25,682,000	$25,425,000	$25,682,000

Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$154,000	$212,000	$343,000	$788,000
Petroleum storage	30,000	16,000	92,000	20,000

Total consolidated additions	$184,000	$228,000	$435,000	$808,000

Write-off of fully depreciated equipment no longer in service:
Operating segment, petroleum storage	$—	$12,000	$—	$12,000
Unallocated	—	48,000	—	48,000

Total consolidated write-off of fully depre-ciated equipment no longer in service	$—	$60,000	$—	$60,000

11.	Fair value of financial instruments:
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
2.	Results of operations:
Three months ended September 30, 2011 compared to three months ended September 30, 2010:

Leasing segment:

	2011	2010	Difference
Leasing revenues	$998,000	$839,000	$159,000
Leasing expense	323,000	255,000	$68,000

	$675,000	$584,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases. Leasing expense increased principally due to an increase in professional fees and an increase in operating costs and depreciation associated with the Steeple Street building, offset in part by a decrease in payroll due to the termination of one employee in 2010.

Petroleum storage segment:

	2011	2010	Difference
Petroleum storage facility revenues	$969,000	$976,000	$(7,000)
Petroleum storage facility expense	1,090,000	873,000	$217,000

	$(121,000)	$103,000

Petroleum storage facility revenues remained at the 2010 level. Petroleum storage facility expense increased principally due to costs of $355,000 recorded in connection with a pipeline rupture in August 2011 and costs of $132,000 recorded in connection with the ultra low sulfur diesel incident in March 2011. In 2010, costs of $210,000 had been recorded in connection with the leak in a tank in August 2010.

General:

For the three months ended September 30, 2011, general and administrative expense increased principally due to an increase in payroll and related costs offset in part by a decrease in professional fees.

Interest expense:

In April 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at an annual rate of 6 percent and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). In June 2011, the Company made a $1,000,000 principal prepayment. For the three months ended September 30, 2011 and 2010, interest expense was $72,000 and $91,000, respectively. In June 2011, the Company made a $1,000,000 principal prepayment.

Income taxes:

The Company projects that its effective income tax rate for 2011 will approximate 40 percent.

The income tax provision for the three months ended September 30, 2010, did not bear the customary relationship between income tax expense and pretax accounting income. At September 30, 2010, the Company had determined that certain expenditures in connection with the historic restoration of the Steeple Street Building qualified for federal historic income tax credits in 2010 of approximately $512,000 and incorporated the credit in determining an effective tax rate of 30 percent for 2010. The actual effective tax rate for the year ended December 31, 2010 was 21 percent as a result of income lower than projected and the historic federal income tax credit being higher than projected.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010:

Leasing segment:

	2011	2010	Difference
Leasing revenues	$2,867,000	$2,329,000	$538,000
Leasing expense	822,000	819,000	$3,000

	$2,045,000	$1,510,000

Leasing revenue increased due to scheduled increased in rentals under long-term land leases. Leasing expense remained at the 2010 level. However, decreases in legal fees in connection with two leases and the termination of one employee in 2010 were offset by an increase in operating costs and depreciation associated with the Steeple Street building and the reversal of an allowance for doubtful accounts in 2010.

Petroleum storage segment:

	2011	2010	Difference
Petroleum storage facility revenues	$3,376,000	$2,865,000	$511,000
Petroleum storage facility expense	2,283,000	2,004,000	$279,000

	$1,093,000	$861,000

Petroleum storage facility revenues increased principally due to Global’s reimbursement of certain costs associated with the cleanup, inspection and repair of Tank 153 totaling $458,000, which were recorded in 2010. Petroleum storage facility expense increased principally due to costs of $355,000 recorded in connection with a pipeline rupture in August 2011 and costs of $132,000 recorded in connection with the ultra low sulfur diesel incident in March 2011. In 2010, costs of $210,000 had been recorded in connection with the leak in a tank in August 2010.

General:

For the nine months ended September 30, 2011, general and administrative expense remained at the 2010 level.

Interest expense:

In April 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at the rate of 6 percent per annum and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest). In June 2011, the Company made a $1,000,000 principal prepayment. For the nine months ended September 30, 2011 and 2010, interest expense was $245,000 and $155,000, respectively.

Income taxes:

The Company projects that its effective income tax rate for 2011 will approximate 40 percent.

The income tax provision for the nine months ended September 30, 2010, did not bear the customary relationship between income tax expense and pretax accounting income. At September 30, 2010, the Company had determined that certain expenditures in connection with the historic restoration of the Steeple Street Building qualified for federal historic income tax credits in 2010 of approximately $512,000 and incorporated the credit in determining an effective tax rate of 30 percent for 2010. The actual effective tax rate for the year ended December 31, 2010 was 21 percent as a result of income lower than projected and the historic federal income tax credit being higher than projected.
3.	Liquidity and capital resources:
Historically, the Company has had adequate liquidity to fund its operations.

During the first nine months of 2011, the Company’s operating activities provided $2,362,000 of cash. The Company made cash payments of $1,225,000 in principal payments on the note payable (including a $1,000,000 prepayment), $517,000 for properties and equipment, and $594,000 for dividends. Cash increased $26,000 for the six months.

Cash and cash commitments:

At September 30, 2011, the Company had cash of $2,421,000. The Company maintains all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.

Under a lease which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant will not be required to make cash payments for rent until April 2012. Commencing July 1, 2010, the Company reclassifies each month $25,000 of deferred leasing revenues to leasing revenues. At September 30, 2011, the remaining credit is $145,000.

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

In 2009, the Company commenced the construction of the historic restoration and utility infrastructure of the Steeple Street Building, which was completed in December 2010 at a total cost of $3,178,000 plus tenant improvements of $191,000. The Company determined that certain expenditures qualified for federal historic tax credits in 2010 totaling $588,000. The Company utilized $427,000 of the historic tax credits to reduce its federal income tax obligations for 2010 and will recover $161,000 of taxes originally paid in 2009.

At September 30, 2011, the Company has three tenants occupying 56 per cent of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $113,000. The Company is currently marketing the remaining portions of the building for lease.

Under the Company’s lease with Global, the annual cost-of-living adjustment was $98,000 effective May 1, 2011.

On August 31, 2011, while excavating in connection with the construction of a highway for the Rhode Island Department of Transportation (RIDOT), Cardi Corporation (Cardi) ruptured an underground pipeline controlled and used by the Company for the transportation of Ultra Low Sulfur Diesel (ULSD) from the Wilkesbarre Pier to its Petroleum Storage Facility. At the time, the Company was receiving product from a barge and, as a result of the rupture, approximately 70,000 gallons of ULSD were discharged. Pursuant to the Company’s Emergency Response Plan, representatives of the Company took control of the spill site and coordinated the response of various governmental agencies as well as private contractors. Approximately 56,000 gallons of spilled diesel were recovered. On September 6, 2011, the Company turned over the responsibility for the clean-up to Cardi. The Company notified the required government agencies and its insurance carriers of the rupture.

Management’s present estimate of the total cost incurred by the Company in responding to the emergency and repairing the pipeline is $355,000. The Company believes that it has no liability with respect to the discharge and has asserted a claim against Cardi and RIDOT for the costs and other damages incurred by the Company. However, the Company has determined that no receivable can be recorded at this time.

In March 2011, management learned that, during the normal receipt of product from a barge, No. 2 heating oil (high sulfur heating oil) was accidentally pumped into one of the Company’s ULSD petroleum storage tanks (Tank 67), resulting in a mixture with a sulfur content in excess of that allowed by the Environmental Protection Agency (EPA). The Company notified Global of the incident.

Global informed the Company that it had contacted its customers that received the mixture and commenced a sampling and testing program with certain of its customers to determine (1) if any product should be removed and replaced with conforming product or (2) if the product need only be treated to meet the EPA requirements. On August 21, 2011, Global asserted a claim against the Company of $132,000 for damages incurred by Global arising out of the incident, which has not yet been paid.

The Company has notified its insurance carriers of the incident. The Company’s deductibles under its primary insurance policy and its umbrella policy are $1,000 and $10,000, respectively. To date, the Company has not received any response to its notifications. Accordingly, the Company has determined that no receivable can be recorded at this time.

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

The total cost of the cleanup, inspection and repair of the tank was $533,000, all of which was recorded as an expense at December 31, 2010. The tank was placed back in service in February 2011. In June 2011, Global paid the Company $458,000. The difference relates to the $75,000 cost of epoxy coating the bottom of Tank 153 which the Company paid.

The testing of certain of the Company’s other tanks revealed the presence of corrosive microbial contaminants in Tanks 151 and 32. Both tanks were treated with a biocide and continue to be monitored and treated as necessary. Since Tank 32 had been inspected in June 2010, the Company believes that the contaminants have not affected the integrity of this tank bottom. However, since Tank 151 had not been inspected since construction in 2006, the Company took this tank out of service in February 2011. The tank was emptied of product, and an inspection of the tank bottom revealed minor corrosion. The Company completed the repairs recommended by the inspectors and applied an epoxy coating to the bottom of Tank 151 at a cost of $50,000. The tank was back in service in May

2011.Exclusive of the epoxy coating, the total cost of cleanup, inspection and repair of Tank 151 was $37,000 which Global paid the Company in September 2011.

In June 2011, the Company prepaid $1,000,000 on its note payable, resulting in a future annual saving of $60,000 in interest expense. Any additional prepayments will depend on the Company’s level of available cash.

On October 25, 2011, the Company declared a quarterly dividend of $198,000 ($.03 per common share) which will be paid in November 2011. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

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
31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 2, 2011, formatted in eXtensible Business Reporting Language:
(i)	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010

(ii)	Consolidated Statements of Income and Retained Earnings for the Three and Nine Months ended September 30, 2011 and 2010

(iii)	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010

(iv)	Notes to Consolidated Financial Statements.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C.78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE
     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.
By	/s/ Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer
DATED: November 3, 2011