Form 10-K
period 2011-12-31
CAPITAL PROPERTIES INC /RI/
filed 2012-03-21
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the Class A and Class B voting stock held by non-affiliates of the Company was $16,658,000, which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of March 1, 2012, the Company had 3,745,834 shares of Class A Common Stock and 2,854,078 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on April 24, 2012, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

FORWARD-LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

Item 1. Business

Business Development

The Company was organized as a business corporation under the laws of Rhode Island in 1983 as Providence and Worcester Company and is the successor by merger in 1983 to a corporation also named Providence and Worcester Company which was organized under the laws of Delaware in 1979. In 1984, the Company’s name was changed to Capital Properties, Inc.

General Economic Conditions

The current economic conditions have had limited impact on the Company’s results of operations to date. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of current economic conditions on its major tenants and, therefore, cannot predict whether any tenants will request rent relief or concessions. The Company has not experienced any defaults under its long-term leases after construction of improvements has been undertaken.

Segments

The Company operates in two segments: leasing and petroleum storage. For financial information, see Note 9 of Notes to Consolidated Financial Statements in Item 8.

Leasing

Capital Center

The leasing segment is principally devoted to the leasing of Company-owned land in the Capital Center area (“Capital Center”) in downtown Providence, Rhode Island under long-term ground leases. The Company owns approximately 18 acres in the Capital Center consisting of 11 individual parcels. The Capital Center (approximately 77 acres of land) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (“Amtrak”) and the Company during the 1980’s in which two rivers, the Moshassuck and the Woonasquatucket, were moved, Amtrak’s Northeast Corridor rail line was relocated, a new Amtrak/commuter railroad station was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area.

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

The Company first began offering parcels for lease in the Capital Center area in the late 1980’s. As of December 31, 2011, six developed parcels have been leased by the Company under long-term leases of 99 years or more. Located on these parcels are the following:

•	13-story office building (235,000 gross square feet)

•	8-story 225-unit residential building (454,000 gross square feet)

•	4-story office building (114,000 gross square feet)

•	10-story office building (210,000 gross square feet)

•	17-story and a 19-story residential building containing 193 units (307,000 gross square feet) and a 10-story office building (307,000 gross square feet), and

•	330-car public parking garage.

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

Parcel 20 Adjacent to the Capital Center

Since the 1980’s, the Company has owned an undeveloped parcel of land adjacent to the Capital Center containing 20,600 square feet, which is leased out for public parking purposes on a short-term basis. In 2007, the Company purchased the adjacent parcel containing a three/four-story 18,000 square foot building (the “Steeple Street Building”) and related land for $2,329,000, which, with the previously-owned land, now comprises Parcel 20. The Steeple Street Building is on the State Registry of Historic Buildings. At the time of acquisition, the Steeple Street Building had both residential and commercial tenants. It now has three commercial tenants. During 2010, the Company completed the historic renovation of the building and the related utility infrastructure at a total cost of $3,369,000.

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

The lease with Lamar provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period. The Lamar lease contains other terms and conditions customary to such instruments.

The Company has the right to require the Railroad to grant to it additional permanent easements for the location of billboards along the Railroad’s right-of-way on commercially reasonable terms.

A summary of the long-term leases which have commenced is as follows:

Parcels in Capital Center Area
Parcel Number	Description of Usage	Term of Lease	Termination Date	Options to Extend Lease	Current Annual Contractual Rental	Contingent Rental	Next Periodic Rental Adjustment	Annual Rent After Next Adjustment and/or Type of Next Adjustment
2	Residential/ Office	103 Yrs.	2108	Two 75-Year	$456,000	None	2018	Cost-of-Living Adjustment
3S	Office	99 Yrs.	2087	None	$485,000	None	2014	$618,000
5	Residential	149 Yrs.	2142	None	$344,000	1% Gross Revenues	2013	Appraisal
6, Phase I	Residential	99 Yrs.	2103	Two 50-Year	$300,000	None	2014	$330,000
6, Phase II	Residential/ Office	99 Yrs.	2103	Two 50-Year	$48,000	None	2012	$175,000
6, Phase III	Residential/ Office	99 Yrs.	2103	Two 50-Year	$24,000	None	2012	$48,000
7A	Garage	99 Yrs.	2104	Two 75-Year	$113,000	None	2015	Cost-of-Living Adjustment
8	Office	99 Yrs.	2090	None	$270,000	1% Gross Revenues	2015	Cost-of-Living Adjustment
9	Office	149 Yrs.	2153	None	$360,000	None	2016	$378,000

Lamar
Description of Usage	Term of Lease	Termination Date	Options to Extend Lease	Current Annual Contractual Rental	Contingent Rental	Next Periodic Rental Adjustment	Annual Rent After Next Adjustment and/or Type of Next Adjustment
Billboard	27 Yrs.	2033	See Lamar Lease above	$755,000	See Lamar Lease above	2012	$774,000

Major tenants:

The following table sets forth those major tenants whose revenues exceed 10% of the Company’s leasing segment revenues:

	2011	2010

Lamar Outdoor Advertising, LLC	$880,000	$810,000
Metropark, Ltd.	585,000	558,000
Gramercy Capital Corp.	485,000	485,000
AvalonBay Communities, Inc.	400,000	398,000

	$2,350,000	$2,251,000

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

Employees

The leasing segment has two employees.

Petroleum Storage

Terminal and Pier Facility

The Company, through its wholly-owned subsidiary, Dunellen, LLC, owns a petroleum storage terminal with a capacity of approximately 1,000,000 barrels (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island. The Facility is leased to Global Companies, LLC (“Global”) for the storage and sale of petroleum distillates. The Terminal utilizes the Pier and pipelines connecting the Pier to the Terminal. The Company operates the Facility for Global pursuant to a contract with another Company subsidiary, Capital Terminal Company. The lease provides for a fixed monthly rent which is subject to annual cost-of-living adjustments. The lease expires April 30, 2013, but will continue thereafter on a year-to-year basis unless terminated by either party upon ninety days’ written notice. The lease includes provisions for additional payments based upon petroleum throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year at the rate of $.10 per barrel for every barrel in excess of 4,000,000 barrels, and for real property taxes in excess of $106,000 annually. The Company bears all of the operating costs with respect to the Facility, including insurance and a portion of the real property taxes. In addition, Global has an option to purchase the Facility at any time during the term of the lease (other than the last year thereof) on the terms and conditions set forth in a separate option agreement. Under a companion agreement, Global agreed to pay 50% of the cost of all improvements to the Pier but not more than $1,000,000, which amount has been fully utilized.

Environmental

The operation of a petroleum storage facility carries with it the risk of environmental contamination.

Pipeline rupture (2011):

On August 31, 2011, while excavating in connection with the construction of a highway for the Rhode Island Department of Transportation (“RIDOT”), Cardi Corporation (“Cardi”) ruptured an underground pipeline controlled and used by the Company for the transportation of Ultra Low Sulfur Diesel (“ULSD”) from the Wilkesbarre Pier to the Terminal. At the time, the Company was receiving product from a barge and, as a result of the rupture, approximately 70,000 gallons of ULSD were discharged. Pursuant to the Company’s Emergency Response Plan, representatives of the Company took control of the spill site and coordinated the response of various governmental agencies as well as private contractors. Approximately 56,000 gallons of spilled diesel were recovered. On September 6, 2011, the Company turned over the responsibility for the clean-up to Cardi.

The Company notified the required government agencies and its insurance carriers of the rupture.

Management’s estimate of the total cost incurred by the Company in responding to the emergency and repairing the pipeline was $349,000, which amount was accrued as an expense at September 30, 2011. In November 2011, Cardi paid the Company $89,000. At December 31, 2011, the Company determined that $184,000 of the remaining liability was assumed by Cardi. The Company reduced the previously recorded liability and expense by that amount. In February 2012, Cardi paid the $184,000. The Company has determined that no receivable can be recorded at this time for the remaining $76,000. During the fourth quarter of 2011, the Company paid an additional $14,000 in connection with the pipeline rupture for which the Company has not yet received payment and for which no receivable has been recorded. The Company believes that it has no liability with respect to the discharge and has asserted a claim against Cardi and RIDOT for the costs and other damages incurred by the Company.

ULSD incident (2011):

In March 2011, management learned that, during the normal receipt of product from a barge, No. 2 heating oil (high sulfur heating oil) was accidentally pumped into one of the Company’s ULSD petroleum storage tanks (Tank 67), resulting in a mixture with a sulfur content in excess of that allowed by the Environmental Protection Agency (“EPA”). The Company notified Global of the incident.

Global informed the Company that it had contacted its customers that received the mixture and commenced a sampling and testing program with certain of its customers to determine (1) if any product should be removed and replaced with conforming product or (2) if the product need only be treated to meet the EPA requirements. In August 2011, Global asserted a claim against the Company of $132,000 for damages incurred by Global arising out of the incident, which amount was accrued as an expense at September 30, 2011. At December 31, 2011, the Company determined that its insurance carrier had assumed this liability, and the Company reduced the previously recorded liability and expense by that amount. In March 2012, the Company’s insurance carrier paid Global the full amount of its claim, and Global released the Company of all liability relating to this incident.

Tank 153 (2010):

On August 30, 2010, during a regular facility inspection of the Terminal, a release of petroleum-contaminated water was discovered from the tank bottom of one of the Company’s 150,000 barrel tanks (“Tank 153”). The Company notified the Rhode Island Department of Environmental Management (“RIDEM”), the EPA and the United States Coast Guard. It also notified its insurance carriers of the release and the damage to the tank.

The tank was emptied of product and the cleaning of the tank bottom was completed in September 2010. The petroleum-contaminated water released from the tank was contained on the secondary containment liner under the tank bottom, preventing contamination of the groundwater. The Company engaged an outside engineering firm to inspect the tank bottom to determine the cause and location of the release, as well as the extent of the required repairs. The findings of the inspection indicated that aggressive corrosion from inside the tank occurred, causing two holes in the immediate vicinity of the observed release, as well as several other holes or potential holes in other areas of the tank bottom. The report concluded that the corrosion was caused by microbial contamination, which was affirmed by a corrosion specialist.

The final cost of the cleanup, inspection and repair of the tank was $533,000, all of which was recorded as an expense at December 31, 2010. The tank was placed back in service in February 2011. In June 2011, Global paid the Company $458,000. The difference relates to the $75,000 cost of epoxy coating the bottom of Tank 153 which the Company paid.

The testing of certain of the Company’s other tanks revealed the presence of corrosive microbial contaminants in Tanks 151 and 32. Both tanks were treated with a biocide and continue to be monitored and treated as necessary. Since Tank 32 had been inspected in June 2010, the Company believes that the contaminants have not affected the integrity of this tank bottom. However, since Tank 151 had not been inspected since construction in 2006, the Company took this tank out of service in February 2011. The tank was emptied of product, and an inspection of the tank bottom revealed minor corrosion. The Company completed the repairs recommended by the inspectors and applied an epoxy coating to the bottom of Tank 151 at a cost of $50,000. The tank was back in service in May 2011. Exclusive of the epoxy coating, the total cost of cleanup, inspection and repair of the tanks was $40,000 which Global paid the Company in September 2011.

Environmental incident (2002):

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified RIDEM. RIDEM subsequently identified Power Test Realty Partnership (“Power Test”), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, in October 2008 a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM and remanded the proposed penalty to RIDEM for recalculation. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed penalty. In October 2009, RIDEM issued a recalculated administrative penalty, and, subsequently, the RIDEM Hearing Officer issued a recommended amended decision, which was affirmed as a final decision by the RIDEM Director in December 2009. In January 2010, Power Test appealed that decision to Superior Court. In September 2011, the Superior Court affirmed the decision of the RIDEM director. Power Test has appealed that decision to the Rhode Island Supreme Court.

In April 2009, the Company sued Power Test and Getty Properties Corp. in the Rhode Island Superior Court seeking remediation of the site or, in the alternative, the cost of the remediation. On May 1, 2009, Power Test and Getty Properties Corp. removed the action to the United States District Court for the District of Rhode Island. On May 22, 2009, Power Test and Getty Properties Corp. answered the Complaint and filed a Counterclaim against Dunellen, LLC and Capital Terminal Company alleging that Dunellen, LLC and Capital Terminal Company are responsible for the contamination. Getty Properties Corp. and Power Test have joined Getty Petroleum Marketing, Inc., the tenant under a long-term lease with Getty Properties Corp. of the adjacent property, as a defendant. The Company has amended its Complaint to add Getty Petroleum Marketing, Inc. as a defendant. On December 5, 2011, Getty Petroleum Marketing, Inc., filed for bankruptcy under Chapter 11 of the United States Bankruptcy Act.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through 2006, the Company had expended $119,000 and has not incurred any additional costs since then. In 2011, RIDEM notified the Company to proceed with the next phase of the approval process, notifying the abutters of the proposed remediation system even though RIDEM has not yet taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring costs in excess of the remaining accrual of $81,000.

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

Employees

The Terminal employs eight people on a full-time basis.

Item 2. Properties

The Company owns approximately 18.5 acres and a historic building in and adjacent to the Capital Center District in Providence, Rhode Island. All of the property and a portion of the building are leased either under long-term leases or short-term leases as more particularly described in Item 1, Leasing Segment. The Company also owns or controls 24 locations on which billboards have been constructed. Of these, 22 are owned by the Company under permanent easements from a related company, the Railroad, and two are leased from unrelated third parties with remaining terms of five years or less. The Company owns an approximate 10-acre site in East Providence, Rhode Island on which there are located nine petroleum storage tanks and related distribution racks together with a 3,000 square foot single-story office building which houses the Company’s headquarters and other support operations. In 2006, the Company completed the development of the land currently owned by the Company at the Terminal. In addition, the Company is the owner of the Pier located in East Providence, Rhode Island. The Pier, which has a deep water draft capacity of -40 feet MLW, can accommodate ships up to eight hundred feet in length. The Company has a permanent right to use the pipelines connecting the Pier to the Terminal.

Item  3. Legal Proceedings - None

Item 4. Mine Safety Disclosure - Not applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Class A Common Stock is traded on the OTCQX, symbol “CPTP.” The following table shows the high and low trading prices for the Company’s Class A Common Stock during the quarterly periods indicated as obtained from the OTCQX, together with cash dividends paid per share during such periods.

	Trading Prices		Dividends Paid
	High	Low

2011
1st Quarter	12.11	9.60	.03
2nd Quarter	11.51	8.75	.03
3rd Quarter	8.77	7.80	.03
4th Quarter	8.50	7.85	.03

2010
1st Quarter	9.25	7.25	.03
2nd Quarter	9.00	6.45	.86
3rd Quarter	8.25	6.98	.03
4th Quarter	10.01	8.25	.03

Information with respect to the high and low trading prices for the Class B Common Stock is not available because the stock is not listed on any exchange, is not quoted by any quotation service, and there is no known market for such Class B Common Stock.

At March 1, 2012, there were 655 holders of record of the Company’s Class A Common Stock and 548 holders of record of the Company’s Class B Common Stock.

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

In 1988, management met with the SEC accounting staff to discuss its concerns in applying United States generally accepted accounting principles as they related to a lease of this length which results in the recording of such a significant receivable that would remain on the Company’s balance sheet and continue to grow on an annual basis with a turnaround date so far in the future. The Company presented the SEC accounting staff with an application of the accounting policy whereby management would evaluate the collectability of the receivable on an annual basis and report as leasing revenue only that portion of the receivable that management could presently conclude would be collectible. The SEC accounting staff did not object to this application by the Company.

Through December 31, 2011, the receivable on this lease has grown to $20,009,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 34 years away.

In 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases). For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 94th year of the lease. Through December 31, 2011, the receivable on this lease is $18,197,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 86 years away.

In 2006, the Company entered into an Amended and Restated Agreement of its lease with Lamar Outdoor Advertising LLC (“Lamar”) with a current remaining term of 22 years which provides for fixed percentage increases annually. For this lease, the contractual amount paid by Lamar will not exceed the calculated straight-line amount until the 16th year of the lease. Through December 31, 2011, the receivable on this lease is $1,205,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 10 years away.

Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates are closer.

Although the Company’s other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that certain future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values. Through December 31, 2011, the receivable on these leases is $10,109,000 and management has not been able to conclude that any portion is collectible as the turnaround dates are approximately 49 years away.

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

The petroleum storage segment consists of operating the Facility in East Providence, Rhode Island, for Global Companies, LLC (“Global”).

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under the long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon; whereas the Company is responsible for the operating and maintenance expenditures, including insurance and a portion of the real property taxes, as well as certain capital improvements at the Facility.

2.	Results of operations:

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Leasing segment:

	2011	2010	Increase

Leasing revenues	$3,875,000	$3,135,000	$740,000
Leasing expense	1,064,000	998,000	$66,000

	$2,811,000	$2,137,000

Leasing revenues increased due to scheduled increases in rentals under long-term land leases. Leasing expense increased due to higher depreciation and operating costs associated with the Steeple Street Building, an increase in real property taxes, and the reversal of an allowance for doubtful accounts in 2010 offset by decreases in legal fees in connection with two leases and the termination of one employee in 2010.

Petroleum storage segment:

	2011	2010	Increase

Petroleum storage facility revenues	$4,361,000	$3,808,000	$553,000
Petroleum storage facility expense	2,483,000	2,867,000	$(384,000)

	$1,878,000	$941,000

Petroleum storage facility revenues increased principally due to Global’s reimbursement in 2011 of certain costs associated with the cleanup, inspection and repair of Tanks 153 and 151 totaling $511,000. In 2010, costs of $550,000 had been recorded in connection with Tank 153. As a result, petroleum storage facility expense decreased in 2011, offset in part by costs associated with a pipeline breach in August 2011 and tank repairs.

General:

For the year ended December 31, 2011, general and administrative expense increased $29,000 due to payroll and related costs.

Interest expense:

In April 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at an annual rate of 6 percent and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest) and a balloon payment due in April 2020 when the loan matures. In 2011, the Company made principal payments totaling $1,825,000, including $1,525,000 of prepayments. For the years ended December 31, 2011 and 2010, interest expense was $315,000 and $248,000, respectively.

Income taxes:

The Company’s effective income tax rate for 2011 is 40 percent.

The income tax provision for the year ended December 31, 2010 did not bear the customary relationship between income tax expense and pretax accounting income due to the Company’s generation of a federal historic tax credit, resulting in an effective tax rate of 21 percent.

3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

In April 2010, the Board of Directors of the Company declared a special dividend of $5,478,000 ($.83 per common share) on the Class A and Class B common stock to shareholders of record on May 12, 2010 payable on May 26, 2010. The dividend represented the payout to the shareholders of the Company’s earnings and profits as calculated for federal income tax purposes at December 31, 2009. The Company has expressed its intention in the future to convert to a pass-through entity for income tax purposes. In order to effectuate such a conversion, the Company will be required to pay out its accumulated earnings and profits. The Board of Directors determined that it would be in the best interest of the shareholders to make the distribution of the earnings and profits while the tax laws were still favorable, since management at that time expected that the federal income tax rate on dividends could rise substantially on January 1, 2011.

In order to fund the special dividend, the Company borrowed $6,000,000 from a bank. The loan bears interest at an annual rate of 6 percent and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest) and a balloon payment due in April 2020 when the loan matures. The note further contains the customary covenants, terms and conditions, and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. As collateral for the loan, the Company granted the bank a mortgage on Parcels 3S and 5 in the Capital Center.

During 2011, the Company’s operating activities provided an additional $3,072,000 of cash. The Company made cash payments of $1,825,000 in principal payments on the note payable (including $1,525,000 in prepayments), $792,000 for dividends and $553,000 for properties and equipment. Cash decreased $217,000 from the 2010 level.

Cash and cash commitments:

At December 31, 2011, the Company had cash of $2,178,000. The Company maintains all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.

Under the lease which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant will not be required to make cash payments for Phase I rent until March 2012. Commencing July 1, 2010, the Company reclassifies each month $25,000 of deferred leasing revenues to leasing revenues. At December 31, 2011, the remaining credit is $70,000. With respect to Phases II and III of this lease, on July 1, 2012, the scheduled contractual rents will increase annually by $127,000 and $24,000, respectively.

The current economic conditions have had limited impact on the Company’s results of operations to date. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of current economic conditions on its major tenants and, therefore, cannot predict whether any tenants will request concessions.

In December 2010, the Company completed the historic renovation of the Steeple Street Building, including the related utility infrastructure, at a total cost of $3,369,000. The Company determined that certain expenditures qualified for federal historic tax credits in 2010 totaling $588,000. The Company utilized $427,000 of the historic tax credits to reduce its federal income tax obligations for 2010 and recovered $161,000 of taxes originally paid in 2009.

At December 31, 2011, the Company has three tenants in a portion of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $119,000. The Company is currently marketing the remaining portions of the building for lease.

Under the Company’s lease with Global, the annual cost-of-living adjustment was $98,000 effective May 1, 2011.

From time to time, unanticipated events at the Company’s Terminal can result in short-term cash requirements. See Part I, Item 1, Petroleum Storage, Environmental.

In 2011, the Company prepaid $1,525,000 on its note payable, resulting in a future annual savings of $92,000 in interest expense. Any additional prepayments will depend on the Company’s level of available cash.

In January 2012, the Company declared a quarterly dividend of $198,000 ($.03 per common share) which was paid in February 2012. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company expects that cash generated from current operations will continue to be sufficient to meet operating expenses, debt service, ordinary capital expenditures, unanticipated events at the Terminal and the current level of quarterly dividends. In the event temporary liquidity is required, the Company believes that a line of credit or other arrangements could be obtained by pledging some or all of its unencumbered assets as collateral.

At December 31, 2011, the Company has no non-cancellable contract obligations other than two operating leases for billboard locations for which the rent expense is not material in amount.

Item 8. Consolidated Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors

Capital Properties, Inc.

East Providence, Rhode Island

We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

March 21, 2012

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS

Properties and equipment (net of accumulated depreciation)	$22,097,000	$22,500,000
Cash	2,178,000	2,395,000
Income taxes receivable	45,000	769,000
Prepaid and other	652,000	496,000

	$24,972,000	$26,160,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Note payable ($300,000 due within one year)	$4,000,000	$5,825,000
Accounts payable and accrued expenses:
Property taxes	291,000	267,000
Environmental incidents:
Pipeline rupture	76,000	—
Tank repairs	—	277,000
Environmental remediation	81,000	81,000
Other	242,000	457,000
Deferred:
Leasing revenues	70,000	370,000
Income taxes, net	5,641,000	5,552,000

	10,401,000	12,829,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,744,192 shares and 3,727,874 shares at December 31, 2011 and 2010, respectively	37,000	37,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,855,720 shares and 2,872,038 shares at December 31, 2011 and 2010, respectively	29,000	29,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	11,762,000	11,762,000
Retained earnings	2,743,000	1,503,000

	14,571,000	13,331,000

	$24,972,000	$26,160,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Years Ended December 31,
	2011	2010
Revenues:
Leasing	$3,875,000	$3,135,000
Petroleum storage facility:
Contractual	3,850,000	3,808,000
Reimbursement of tank repairs	511,000	—

	8,236,000	6,943,000

Expenses:
Leasing	1,064,000	998,000
Petroleum storage facility:
Operating	2,303,000	2,317,000
Pipeline rupture	90,000	—
Tank repairs	90,000	550,000
General and administrative	968,000	939,000
Interest	315,000	248,000

	4,830,000	5,052,000

Income before income taxes	3,406,000	1,891,000

Income tax expense:
Current	1,285,000	142,000
Deferred	89,000	247,000

	1,374,000	389,000

Net income	2,032,000	1,502,000

Retained earnings, beginning	1,503,000	6,271,000

Dividends on common stock based upon 6,599,912 shares outstanding ($.12 and $.95 per share for the years ended December 31, 2011 and 2010, respectively)	(792,000)	(6,270,000)

Retained earnings, ending	$2,743,000	$1,503,000

Basic income per share, based upon 6,599,912 shares outstanding	$.31	$.23

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,032,000	$1,502,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	838,000	733,000
Amortization of deferred financing fees	5,000	4,000
Accrued leasing revenues	(12,000)	—
Deferred:
Income taxes	89,000	247,000
Leasing revenues	(300,000)	(150,000)
Changes in assets and liabilities:
Increase in:
Income taxes receivable	—	(722,000)
Prepaid and other	—	(114,000)
Accounts payable and accrued expenses	—	494,000
Decrease in:
Income taxes receivable	724,000	—
Prepaid and other	70,000	—
Accounts payable and accrued expenses	(374,000)	—

Net cash provided by operating activities	3,072,000	1,994,000

Cash used in investing activities:
Payments for properties and equipment	(553,000)	(1,414,000)
Advance to related party	(119,000)	—

Cash used in investing activities	(672,000)	(1,414,000)

Cash flows from financing activities:
Proceeds from note payable	—	6,000,000
Payments:
Note payable	(1,825,000)	(175,000)
Deferred financing fees	—	(55,000)
Dividends	(792,000)	(6,270,000)

Net cash used in financing activities	(2,617,000)	(500,000)

Increase (decrease) in cash	(217,000)	80,000
Cash, beginning	2,395,000	2,315,000

Cash, ending	$2,178,000	$2,395,000

Supplemental disclosure:
Cash paid for:
Income taxes (net of refund of $161,000 in 2011)	$561,000	$876,000

Interest	$318,000	$218,000

Non-cash investing activities financed through accounts payable:
Capital expenditures	$—	$118,000

Advance to related party	$100,000	$—

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”) operate in two segments, leasing and petroleum storage.

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

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon; whereas the Company is responsible for the operating and maintenance expenditures, including insurance and a portion of the real property taxes, as well as certain capital improvements at the Facility.

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

Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash, receivables and payables, approximate their respective book values because of their short-term nature. The fair value of the note payable approximates its book value and was determined using borrowing rates currently available to the Company for loans with similar terms and maturities.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2011 and 2010, the Company had no cash equivalents. The Company maintains all of its cash in non-interest bearing checking accounts in one bank which are fully insured by the Federal Deposit Insurance Corporation.

Environmental incidents:

The Company accrues a liability when an environmental incident has occurred and the costs are estimable. The Company does not record a receivable for recoveries from third parties for environmental matters until it has determined that the amount of the collection is reasonably assured. The accrued liability is relieved when the Company pays the liability or a third party assumes the liability. Upon determination that collection is reasonably assured or a third party assumes the liability, the Company records the amount as a reduction of expense.

The Company charges to expense those costs that do not extend the life, increase the capacity or improve the safety or efficiency of the property owned or used by the Company.

Revenues:

Leasing – The Company’s properties leased to others are under operating leases. The Company reports leasing revenue when earned under the operating method.

Certain of the Company’s long-term land leases, including the outdoor advertising locations, provide for presently known scheduled rent increases over the remaining terms (22 to 143 years). The Company follows United States generally accepted accounting principles in accounting for leases by recognizing leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as revenue that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.

Petroleum storage facility – The Company reports revenue from the operations of the Facility when earned and reports as revenue the tenant’s portion of the real property taxes and certain other items as required by the lease.

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

The Company follows United States generally accepted accounting principles in accounting for uncertainty in income taxes. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The Company will report any tax-related interest and penalties related to uncertain tax positions as a component of income tax expense.

Legal fees:

The Company recognizes legal fees as incurred.

Basic earnings per common share:

Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

New accounting standards:

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects that none of the new standards will have a significant impact on its consolidated financial statements.

3.	Properties and equipment:

Properties and equipment consist of the following:

	Estimated Useful Life in Years	December 31,
		2011	2010

Properties on lease or held for lease:
Land and land improvements	—	$4,701,000	$4,701,000
Building and improvements, Steeple Street	39	5,411,000	5,068,000

		10,112,000	9,769,000

Petroleum storage facility, on lease:
Land and land improvements	—	5,591,000	5,591,000
Buildings and structures	30	1,833,000	1,777,000
Tanks and equipment	15-20	14,625,000	14,589,000

		22,049,000	21,957,000

Office equipment	5-10	83,000	83,000

		32,244,000	31,809,000

Less accumulated depreciation:
Properties on lease or held for lease		374,000	188,000
Petroleum storage facility, on lease		9,706,000	9,060,000
Equipment		67,000	61,000

		10,147,000	9,309,000

		$22,097,000	$22,500,000

4.	Note payable:

In April 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest an annual rate of 6 percent and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest) and a balloon payment of $1,500,000 due April 2020 when the loan matures. The note further contains the customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. As collateral for the loan, the Company granted the bank a mortgage on Parcels 3S and 5 in the Capital Center.

In May 2010, the proceeds from the loan were used principally to fund a special dividend of $5,478,000 to shareholders, which represented the Company’s earnings and profits as calculated for federal income tax purposes at December 31, 2009.

In 2011, the Company made principal prepayments totaling $1,525,000.

The following is a schedule of principal payments for the remaining term of the note payable:

Year ending December 31,

2012	$300,000
2013	300,000
2014	300,000
2015	300,000
2016	300,000
2017 to 2020	2,500,000

$4,000,000

In connection with the borrowing, the Company incurred financing fees totaling $55,000, which are being amortized by the straight-method over the 10-year term of the note (which approximates the effective interest rate method) and are included in interest expense on the accompanying consolidated statements of income and retained earnings.

5.	Description of leasing arrangements:

Long-term land leases:

As of December 31, 2011, the Company had entered into six long-term land leases for six separate parcels upon which the improvements have been completed (“developed parcels”). In addition, in 2005 a long-term land lease commenced on an undeveloped parcel on which two residential buildings were planned. One building was completed in September 2009. The other building has not progressed beyond the early stages of site preparation, and the timing of its construction and completion is uncertain.

Under two of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenants) which totaled $64,000 and $55,000 for the years ended December 31, 2011 and 2010, respectively.

Under the seven land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. For the years ended December 31, 2011 and 2010, the real property taxes attributable to the Company’s land under these seven leases are $1,247,000 and $1,109,000, respectively.

Under the lease which commenced in 2005, the tenant is entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant will not be required to make cash payments for Phase I rent until March 2012. Commencing July 1, 2010, the Company reclassifies each month $25,000 of deferred leasing revenues to leasing revenues. At December 31, 2011, the remaining credit is $70,000.

The Company also leases various parcels of land for outdoor advertising purposes to Lamar under a lease having a remaining term of 22 years. The lease provides, among other things, the following: (1) the base rent will increase annually in fixed increases of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company the difference between 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period reduced by the sum of (a) commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period (“contingent revenue”). For the years ended December 31, 2011 and 2010, contingent revenues totaled $92,000 and $55,000, respectively. The Lamar lease contains other terms and conditions customary to such instruments.

At December 31, 2011, there are 24 locations under lease with 46 billboard faces. Of these locations, 22 are controlled through permanent easements and two are leased from third parties under operating leases with remaining terms of five years or less.

Minimum future contractual rental payments to be received from non-cancellable long-term leases as of December 31, 2011 are:

Year ending December 31,

2012	$3,253,000
2013	3,350,000
2014	3,427,000
2015	3,621,000
2016	3,715,000
2017 to 2153	749,828,000

$767,194,000

For those leases with presently known scheduled rent increases at December 31, 2011 and 2010, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) and the portion of the excess of straight-line over contractual rentals which management has concluded is realizable when payable over the terms of the leases are as follows:

	2011	2010
Cumulative excess of straight-line over contractual rentals	$49,520,000	$45,150,000
Amount management has not been able to conclude is collectible	49,478,000	45,107,000

Accrued leasing revenues, which are included in prepaid and other on the accompanying consolidated balance sheets	$42,000	$43,000

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

A former tenant of the Steeple Street Building filed for receivership in 2009. At December 31, 2009, the former tenant owed the Company $40,000 and the Company recorded an allowance for a doubtful account of $40,000. In 2010, the former tenant sold its operations to a new tenant who assumed the lease and paid the Company in full; the Company reversed the allowance for doubtful accounts for the full amount.

At December 31, 2011, the Company has three tenants occupying 56 percent of the Steeple Street Building (including the new tenant who assumed the lease) under short-term leases of five years or less at a current annual rental of $119,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At December 31, 2011, the excess of straight-line over contractual rentals is $12,000 which is included in prepaid and other on the accompanying consolidated balance sheet at December 31, 2011. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

6.	Petroleum storage facility and environmental incidents:

Current operations:

The Company and Global are parties to a lease agreement whereby the Company operates the entire Facility for Global. The Company is responsible for labor, insurance, a portion of the real property taxes and other operating expenses, as well as certain capital improvements.

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

No contingent revenue was earned in 2011 or 2010.

The monthly rent at January 1, 2010 was $296,000 and increased to $303,000 in May 2010 and $311,000 in May 2011 as a result of the scheduled annual cost-of-living adjustments.

Effective May 2003, Global has an option to purchase the Facility at any time during the term of the lease (other than the last year thereof) on the terms and conditions set forth in a separate option agreement. Under a companion agreement, Global agreed to make certain improvements at the Pier but not more than $1,000,000, which amount has been fully utilized at December 31, 2011. The improvements totaled $30,000 and $77,000 in 2011 and 2010, respectively. [See Wilkesbarre Pier below].

Pipeline rupture (2011):

On August 31, 2011, while excavating in connection with the construction of a highway for the Rhode Island Department of Transportation (“RIDOT”), Cardi Corporation (“Cardi”) ruptured an underground pipeline controlled and used by the Company for the transportation of Ultra Low Sulfur Diesel (“ULSD”) from the Wilkesbarre Pier to its Petroleum Storage Facility. At the time, the Company was receiving product from a barge and, as a result of the rupture, approximately 70,000 gallons of ULSD were discharged. Pursuant to the Company’s Emergency Response Plan, representatives of the Company took control of the spill site and coordinated the response of various governmental agencies as well as private contractors. Approximately 56,000 gallons of spilled diesel were recovered. On September 6, 2011, the Company turned over the responsibility for the clean-up to Cardi.

The Company notified the required government agencies and its insurance carriers of the rupture.

Management’s estimate of the total cost incurred by the Company in responding to the emergency and repairing the pipeline was $349,000, which amount was accrued as an expense at September 30, 2011, and the Company determined that no receivable could be recorded at that time. In November 2011, Cardi paid the Company $89,000, which amount was offset against the expense previously recorded. At December 31, 2011, the Company determined that $184,000 of the remaining liability was assumed by Cardi. The Company reduced the previously recorded liability and expense by that amount. In February 2012, Cardi paid the $184,000. The Company has determined that no receivable can be recorded at this time for the remaining $76,000. During the fourth quarter of 2011, the Company paid an additional $14,000 in connection with the pipeline rupture for which the Company has not yet received payment and for which no receivable has been recorded. The $90,000 is presented as a separate line item within petroleum storage facility expenses on the accompanying consolidated statement of income and retained earnings for the year ended December 31, 2011.

The Company believes that it has no liability with respect to the discharge and has asserted a claim against Cardi and RIDOT for the costs and other damages incurred by the Company.

ULSD incident (2011):

In March 2011, management learned that, during the normal receipt of product from a barge, No. 2 heating oil (high sulfur heating oil) was accidentally pumped into one of the Company’s ULSD petroleum storage tanks (Tank 67), resulting in a mixture with a sulfur content in excess of that allowed by the Environmental Protection Agency (“EPA”). The Company notified Global and its insurance carriers of the incident.

Global informed the Company that it had contacted its customers that received the mixture and commenced a sampling and testing program with certain of its customers to determine (1) if any product should be removed and replaced with conforming product or (2) if the product need only be treated to meet the EPA requirements. In August 2011, Global asserted a claim against the Company of $132,000 for damages incurred by Global arising out of the incident, which amount was accrued as an expense at September 30, 2011. At December 31, 2011, the Company determined that its insurance carrier had assumed this liability, and the Company reduced the previously recorded liability and expense by that amount. In March 2012, the Company’s insurance carrier paid Global the full amount of its claim, and Global released the Company of all liability relating to this incident.

Tank 153 (2010):

On August 30, 2010, during a regular facility inspection of the Terminal, a release of petroleum-contaminated water was discovered from the tank bottom of one of the Company’s 150,000 barrel tanks (Tank 153). The Company notified the Rhode Island Department of Environmental Management (“RIDEM”), the EPA and the United States Coast Guard. It also notified its insurance carriers of the release and the damage to the tank.

The tank was emptied of product and the cleaning of the tank bottom was completed in September 2010. The petroleum-contaminated water released from the tank was contained on the secondary containment liner under the tank bottom, preventing contamination of the groundwater. The Company engaged an outside engineering firm to inspect the tank bottom to determine the cause and location of the release, as well as the extent of the required repairs. The findings of the inspection indicated that aggressive corrosion from inside the tank occurred, causing two holes in the immediate vicinity of the observed release, as well as several other holes or potential holes in other areas of the tank bottom. The report concluded that the corrosion was caused by microbial contamination, which was affirmed by a corrosion specialist.

The final cost of the cleanup, inspection and repair of the tank was $533,000, all of which was recorded as an expense at December 31, 2010. The tank was placed back in service in February 2011. In June 2011, Global paid the Company $458,000 which is recorded in petroleum storage facility revenues, reimbursement of tank repairs on the accompanying consolidated statement of income and retained earnings for the year ended December 31, 2011 due to the contractual nature of the reimbursement. The difference relates to the $75,000 cost of epoxy coating the bottom of Tank 153 which the Company paid.

The testing of certain of the Company’s other tanks revealed the presence of corrosive microbial contaminants in Tanks 151 and 32. Both tanks were treated with a biocide and continue to be monitored and treated as necessary. Since Tank 32 had been inspected in June 2010, the Company believes that the contaminants have not affected the integrity of this tank bottom. However, since Tank 151 had not been inspected since construction in 2006, the Company took this tank out of service in February 2011. The tank was emptied of product, and an inspection of the tank bottom revealed minor corrosion. The Company completed the repairs recommended by the inspectors and applied an epoxy coating to the bottom of Tank 151 at a cost of $50,000, which has been included in petroleum storage facility expenses, operating on the accompanying consolidated statement of income and retained earnings for the year ended December 31, 2011. The tank was back in service in May 2011. Exclusive of the epoxy coating, the total cost of cleanup, inspection and repair of the tanks was $40,000 which Global paid the Company in September 2011 and is recorded in petroleum storage facilities revenues, reimbursement of tank repairs on the accompanying consolidated statement of income and retained earnings for the year ended December 31, 2011.

Tank repairs related to this incident have been presented as a separate line item within petroleum storage facility expenses on the accompanying consolidated statement of income and retained earnings. Routine tank repairs continue to be included with petroleum storage facility operating expenses on the accompanying consolidated statements of income and retained earnings.

Environmental incident (2002):

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified RIDEM. RIDEM subsequently identified Power Test Realty Partnership (“Power Test”), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, in October 2008 a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM and remanded the proposed penalty to RIDEM for recalculation. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed penalty. In October 2009, RIDEM issued a recalculated administrative penalty, and, subsequently, the RIDEM Hearing Officer issued a recommended amended decision, which was affirmed as a final decision by the RIDEM Director in December 2009. In January 2010, Power Test appealed that decision to Superior Court. In September 2011, the Superior Court affirmed the decision of the RIDEM director. Power Test has appealed that decision to the Rhode Island Supreme Court.

In April 2009, the Company sued Power Test and Getty Properties Corp. in the Rhode Island Superior Court seeking remediation of the site or, in the alternative, the cost of the remediation. On May 1, 2009, Power Test and Getty Properties Corp. removed the action to the United States District Court for the District of Rhode Island. On May 22, 2009, Power Test and Getty Properties Corp. answered the Complaint and filed a Counterclaim against Dunellen, LLC and Capital Terminal Company alleging that Dunellen, LLC and Capital Terminal Company are responsible for the contamination. Getty Properties Corp. and Power Test have joined Getty Petroleum Marketing, Inc., the tenant under a long-term lease with Getty Properties Corp. of the adjacent property, as a defendant. The Company has amended its Complaint to add Getty Petroleum Marketing, Inc. as a defendant. On December 5, 2011, Getty Petroleum Marketing, Inc., filed for bankruptcy under Chapter 11 of the United States Bankruptcy Act.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through 2006, the Company had expended $119,000 and has not incurred any additional costs since then. In 2011, RIDEM notified the company to proceed with the next phase of the approval process, notifying the abutters of the proposed remediation system even though RIDEM has not yet taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring costs in excess of the remaining accrual of $81,000.

Wilkesbarre Pier:

The Pier is a deep-water pier in East Providence, Rhode Island owned by the Company which is integral to the operation of the Terminal. The Pier and the Terminal are connected by two petroleum pipelines which the Company has a permanent right to use.

7.	Income taxes:

Income tax expense is comprised of the following components:

	2011	2010
Current:
Federal	$1,003,000	$—
State	282,000	142,000

	1,285,000	142,000

Deferred:
Federal	92,000	185,000
State	(3,000)	62,000

	89,000	247,000

	$1,374,000	$389,000

The income tax provision for the year ended December 31, 2010 did not bear the customary relationship between income tax expense and pretax accounting income due to the Company’s generation of a federal historic tax credit, resulting in an effective tax rate of 21 percent.

For the years ended December 31, 2011 and 2010, a reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:

	2011	2010

Computed “expected” tax	$1,158,000	$643,000
Increase in “expected” tax resulting from state income tax, net of federal income tax benefit	184,000	131,000
Net effect of historic tax credit	32,000	(385,000)

	$1,374,000	$389,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2011	2010
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis:
Cost differences	$3,752,000	$3,752,000
Depreciation differences	1,946,000	2,027,000

	5,698,000	5,779,000
Insurance premiums and accrued leasing revenues	93,000	82,000

	5,791,000	5,861,000
Accrued assets	(150,000)	(309,000)

	$5,641,000	$5,552,000

The Company’s federal and various state income tax returns for the years subsequent to 2007 remain subject to examination.

The Company follows United States generally accepted accounting principles when reviewing all its tax positions and has determined that no reserves are required.

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

Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at any time. For the years ended December 31, 2011 and 2010, the number of shares converted were 16,318 shares and 74,860 shares, respectively.

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

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of the Company’s segments:

	December 31,
	2011	2010
Leasing:
Revenues:
Long-term leases:
Contractual	$2,995,000	$2,379,000
Contingent	156,000	110,000
Short-term leases:
Contractual	712,000	646,000
Non-cash, excess of straight-line over contractual rentals	12,000	—

	$3,875,000	$3,135,000

Property tax expense	$582,000	$534,000

Depreciation	$186,000	$84,000

Income before income taxes	$2,811,000	$2,137,000

Assets	$9,943,000	$9,850,000

Properties and equipment, additions	$343,000	$1,130,000

	December 31,
	2011	2010
Petroleum storage:
Revenues:
Contractual	$3,850,000	$3,808,000
Reimbursement of tank repairs	511,000	—

Total revenues	$4,361,000	$3,808,000

Property tax expense	$243,000	$234,000

Depreciation	$646,000	$642,000

Income before income taxes	$1,878,000	$941,000

Assets	$12,984,000	$13,328,000

Properties and equipment:
Additions to properties and equipment	$92,000	$33,000

Write-off of fully depreciated equipment no longer in service	$—	$12,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements:

	December 31,
	2011	2010
Revenues for operating segments:
Leasing	$3,875,000	$3,135,000
Petroleum storage	4,361,000	3,808,000

Total consolidated revenues	$8,236,000	$6,943,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$582,000	$534,000
Petroleum storage	243,000	234,000

	825,000	768,000
Unallocated corporate property tax expense	2,000	2,000

Total consolidated property tax expense	$827,000	$770,000

Depreciation:
Depreciation for operating segments:
Leasing	$186,000	$84,000
Petroleum storage	646,000	642,000

	832,000	726,000
Unallocated corporate depreciation	6,000	7,000

Total consolidated depreciation	$838,000	$733,000

Income before income taxes:
Income for operating segments:
Leasing	$2,811,000	$2,137,000
Petroleum storage	1,878,000	941,000

	4,689,000	3,078,000
Unallocated corporate expenses	(968,000)	(939,000)
Interest expense	(315,000)	(248,000)

Total consolidated income before income taxes	$3,406,000	$1,891,000

Assets:
Assets for operating segments:
Leasing	$9,943,000	$9,850,000
Petroleum storage	12,984,000	13,328,000

	22,927,000	23,178,000
Corporate cash and cash equivalents	1,984,000	2,190,000
Other unallocated amounts	61,000	792,000

Total consolidated assets	$24,972,000	$26,160,000

	December 31,
	2011	2010
Properties and equipment:
Additions to properties and equipment:
Leasing	$343,000	$1,130,000
Petroleum storage	92,000	33,000

Total consolidated additions	$435,000	$1,163,000

Write-off of fully depreciated equipment no longer in service:
Operating segment, petroleum storage	$—	$12,000
Unallocated	—	48,000

Total consolidated write-off of fully depreciated equipment no longer in service	$—	$60,000

The following table sets forth those customers whose revenues exceed 10% of the Company’s segment revenues:

	2011	2010
Leasing segment:
Lamar Outdoor Advertising, LLC	$880,000	$810,000
Metropark, Ltd	585,000	558,000
Gramercy Capital Corp	485,000	485,000
AvalonBay Communities, Inc	400,000	398,000

	$2,350,000	$2,251,000

Petroleum storage segment: Global Companies, LLC	$4,361,000	$3,808,000

10.	Related party transaction:

The Company and Providence and Worcester Railroad Company (“the Railroad”) have a common controlling shareholder. The Company has the right to use certain pipelines located in the right of way of the Railroad which were constructed by Getty Oil Company (Eastern Operations), Inc. (“GettyEO”). Pursuant to an agreement between the Railroad and GettyEO dated August 6, 1975, the Railroad has the right to relocate any portion of the pipelines located within the Railroad’s right of way. The Company has supported an extension of Waterfront Drive, so-called, up to Dexter Road and adjacent to the Company’s Terminal, which road is being constructed on the Railroad right of way. The State of Rhode Island’s plans for the Waterfront Drive extension required a relocation of a portion of the pipelines which the Railroad has the right to relocate. RIDOT entered into an agreement with the Railroad (the “RIDOT Agreement”) to reimburse the Railroad for reasonable costs incurred by it in relocating the pipelines, which were originally estimated to be $159,000. Any substantial change to the estimate requires the approval of RIDOT.

In May 2011, the Company entered into an agreement with the Railroad to act as the Railroad’s agent with respect to the relocation of the pipelines. The Company, without receiving compensation, is obligated under the agreement to select, direct and supervise all subcontractors subject to the Railroad’s approval. Upon the Railroad’s receipt of invoices from the contractors, the Railroad requires the Company to verify the accuracy of the invoices and submit a check to the Railroad covering the amount of the invoices. The Railroad pays the invoices, using the funds advanced by the Company. The Railroad is then obligated to submit the invoices to RIDOT for reimbursement. Any reimbursements received from RIDOT are required to be paid to the Company in a timely manner. Any shortfall in RIDOT’s reimbursement is borne by the Company.

At December 31, 2011, costs incurred to relocate the pipeline totaled $219,000, which amount is included in prepaid and other on the accompanying consolidated balance sheet at December 31, 2011. Of this amount, the Company had made a cash advance of $119,000 to the Railroad by December 31, 2011. The Railroad submitted the total amount to RIDOT in February 2012 and has not yet received any reimbursements. The Railroad and the Company have discussed with RIDOT the $60,000 in excess costs incurred to complete the project but no acceptance by RIDOT has yet been made. The Company believes, based on its discussions with RIDOT, that reimbursement to the Railroad and ultimately the Company, is reasonably assured.

11.	Fourth quarter transactions in 2011 (unaudited):

At September 30, 2011, the Company had recorded a liability in connection with the pipeline rupture as discussed in Note 6. During the fourth quarter of 2011, the Company was paid $89,000, which amount was offset against the previously recorded liability and expense by that amount. At December 31, 2011, the Company determined that $184,000 of the remaining liability was assumed by a third party, and the Company reduced the previously recorded liability and expense by that amount.

At September 30, 2011, the Company had recorded a liability of $132,000 in connection with the USLD incident as discussed in Note 6. At December 31, 2011, the Company determined that its insurance carrier had assumed this liability, and the Company reduced the previously recorded liability and expense by that amount.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2011.

Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2011, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2012 Annual Meeting of Shareholders to be filed with the SEC.

The following are the executive officers of the Registrant:

Name	Age	Office Held	Date of First Election to Office

Robert H. Eder	79	President, Capital Properties, Inc.	1995
Barbara J. Dreyer	73	Treasurer, Capital Properties, Inc.	1997
Stephen J. Carlotti	69	Secretary, Capital Properties, Inc.	1998
Todd D. Turcotte	40	Vice President, Capital Properties, Inc.	2008

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

The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company and Providence & Worcester Railroad Company (“the Railroad”) have a common controlling shareholder. The Company has the right to use certain pipelines located in the Railroad’s right of way which were constructed by Getty Oil Company (Eastern Operations), Inc. (“GettyEO”). Pursuant to an agreement between the Railroad and GettyEO dated August 6, 1975, the Railroad has the right to relocate any portion of the pipelines located within the Railroad’s right of way. The Company has supported an extension of Waterfront Drive, so-called, up to Dexter Road and adjacent to the Company’s Terminal, which road is being constructed on the Railroad right of way. The State of Rhode Island’s plans for the Waterfront Drive extension required a relocation of a portion of the pipelines which the Railroad has the right to relocate. RIDOT entered into an agreement with the Railroad (the “RIDOT Agreement”) to reimburse the Railroad for reasonable costs incurred by it in relocating the pipelines, which were originally estimated to be $159,000. Any substantial change to the estimate requires the approval of RIDOT.

In May 2011, the Company entered into an agreement with the Railroad to act as the Railroad’s agent with respect to the relocation of the pipelines. The Company, without receiving compensation, is obligated under the agreement to select, direct and supervise all subcontractors subject to the Railroad’s approval. Upon the Railroad’s receipt of invoices from the contractors, the Railroad requires the Company to verify the accuracy of the invoices and submit a check to the Railroad covering the amount of the invoices. The Railroad pays the invoices, using the funds advanced by the Company. The Railroad is then obligated to submit the invoices to RIDOT for reimbursement. Any reimbursements received from RIDOT are required to be paid to the Company in a timely manner. Any shortfall in RIDOT’s reimbursement is borne by the Company.

At December 31, 2011, costs incurred to relocate the pipeline totaled $219,000. Of this amount, the Company had made a cash advance of $119,000 to the Railroad by December 31, 2011. The Railroad submitted the total amount to RIDOT in February 2012 and has not yet received any reimbursements. The Railroad and the Company have discussed with RIDOT the $60,000 in excess costs incurred to complete the project but no acceptance by RIDOT has yet been made. The Company believes, based on its discussions with RIDOT, that reimbursement to the Railroad and ultimately the Company, is reasonably assured.

The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

20.1	Map of the Company’s parcels in Downtown Providence, Rhode Island

20.2	Map of the Company’s petroleum storage facility in East Providence, Rhode Island

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 21, 2012, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

(ii) Consolidated Statements of Income and Retained Earnings for the Years ended December 31, 2011 and 2010

(iii) Consolidated Statements of Cash Flows for the Years ended December 30, 2011 and 2010

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

DATED: March 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	March 21, 2012
Robert H. Eder
President and Director Principal Executive Officer

/s/ Barbara J. Dreyer	March 21, 2012
Barbara J. Dreyer
Treasurer, Principal Financial Officer and Principal Accounting Officer

/s/ Alfred J. Corso	March 21, 2012
Alfred J. Corso, Director

/s/ Harris N. Rosen	March 21, 2012
Harris N. Rosen, Director