Form 10-Q
period 2012-03-31
CAPITAL PROPERTIES INC /RI/
filed 2012-04-27
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012, the Company had 3,746,132 shares of Class A Common Stock and 2,853,780 shares of Class B Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I

Item 1. Consolidated Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)

ASSETS

Properties and equipment (net of accumulated depreciation)	$21,957,000	$22,097,000
Cash	2,772,000	2,178,000
Income taxes receivable	—	45,000
Prepaid and other	444,000	652,000

	$25,173,000	$24,972,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Note payable ($300,000 due within one year)	$3,925,000	$4,000,000
Accounts payable and accrued expenses:
Property taxes	364,000	291,000
Environmental incidents:
Pipeline rupture	76,000	76,000
Environmental remediation	81,000	81,000
Other	144,000	242,000
Income taxes payable	123,000	—
Deferred:
Leasing revenues	—	70,000
Income taxes, net	5,576,000	5,641,000

	10,289,000	10,401,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,746,132 shares at March 31, 2012 and 3,744,192 shares at December 31, 2011	37,000	37,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,853,780 shares at March 31, 2012 and 2,855,720 shares at December 31, 2011	29,000	29,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	11,762,000	11,762,000
Retained earnings	3,056,000	2,743,000

	14,884,000	14,571,000

	$25,173,000	$24,972,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	2012	2011

Revenues:
Leasing	$1,012,000	$822,000
Petroleum storage facility	976,000	951,000

	1,988,000	1,773,000

Expenses:
Leasing	270,000	250,000
Petroleum storage facility:
Operating	551,000	578,000
Tank repairs	—	50,000
General and administrative	263,000	256,000
Interest	61,000	88,000

	1,145,000	1,222,000

Income before income taxes	843,000	551,000

Income tax expense (benefit):
Current	397,000	191,000
Deferred	(65,000)	28,000

	332,000	219,000

Net income	511,000	332,000

Retained earnings, beginning	2,743,000	1,503,000

Dividends on common stock based upon 6,599,912 shares outstanding at $.03 per common share	(198,000)	(198,000)

Retained earnings, ending	$3,056,000	$1,637,000

Basic income per share based upon 6,599,912 shares outstanding	$.08	$.05

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$511,000	$332,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	213,000	209,000
Amortization of deferred financing fees	2,000	1,000
Deferred:
Income taxes	(65,000)	28,000
Leasing revenues	(70,000)	(75,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	297,000	(25,000)

Net cash provided by operating activities	888,000	470,000

Cash flows from investing activities:
Payments for properties and equipment	(73,000)	(207,000)
Related party transaction:
Advance	(100,000)	—
Repayment	152,000	—

Net cash used in investing activities	(21,000)	(207,000)

Cash flows from financing activities:
Payments:
Note payable	(75,000)	(75,000)
Dividends	(198,000)	(198,000)

Cash used in financing activities	(273,000)	(273,000)

Increase (decrease) in cash	594,000	(10,000)
Cash, beginning	2,178,000	2,395,000

Cash, ending	$2,772,000	$2,385,000

Supplemental disclosures:
Cash paid for:
Income taxes	$229,000	$25,000

Interest	$61,000	$87,000

Non-cash investing and financing activities, capital expenditures financed through accounts payable	$—	$18,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

The accompanying condensed consolidated balance sheet as of December 31, 2011, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the three months ended March 31, 2012 and 2011.

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

3. Use of estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

4.	Properties and equipment:

Properties and equipment consists of the following:

	March 31, 2012	December 31, 2011
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,484,000	5,411,000

	10,185,000	10,112,000

Petroleum storage facility, on lease:
Land and land improvements	5,591,000	5,591,000
Buildings and structures	1,833,000	1,833,000
Tanks and equipment	14,625,000	14,625,000

	22,049,000	22,049,000

Office equipment	83,000	83,000

	32,317,000	32,244,000

Less accumulated depreciation:
Properties on lease or held for lease	424,000	374,000
Petroleum storage facility, on lease	9,867,000	9,706,000
Office equipment	69,000	67,000

	10,360,000	10,147,000

	$21,957,000	$22,097,000

5.	Note payable:

In 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at an annual rate of 6 percent and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest) and a balloon payment of $1,500,000 due April 2020 when the loan matures. The note further contains the customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. As collateral for the loan, the Company granted the bank a mortgage on Parcels 3S and 5 in the Capital Center.

In 2011, the Company made principal prepayments totaling $1,525,000.

In connection with the borrowing, the Company incurred financing fees totaling $55,000, which are being amortized on a straight-line method over the 10-year term of the note (which approximates the effective interest rate method) and are included in interest expense on the accompanying consolidated statements of income and retained earnings.

6.	Description of leasing arrangements:

Long-term land leases:

As of March 31, 2012, the Company had entered into six long-term land leases for six separate parcels upon which the improvements have been completed (“developed parcels”). In addition, in 2005 a long-term land lease commenced on an undeveloped parcel on which two residential buildings was planned. One building was completed in September 2009. The other building has not progressed beyond the early stages of site preparation and the timing of its construction and completion is uncertain.

Under the seven land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. The real property taxes attributable to the Company’s land under these leases totaled $315,000 and $293,000, respectively, for the three months ended March 31, 2012 and 2011.

Under the lease which commenced in 2005, the tenant was entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant was not required to make cash payments for Phase I rent until March 2012 when the rent credit was fully utilized. Commencing July 1, 2010, the Company reclassified each month $25,000 of deferred leasing revenues to leasing revenues.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a short-term cancellable lease.

At March 31, 2012, the Company has three tenants occupying 56 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $119,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At March 31, 2012, the excess of straight-line over contractual rentals is $12,000, which is included in prepaid and other on the accompanying consolidated balance sheet at March 31, 2012. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

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

Tank 153 (2010):

In August 2010, during a regular facility inspection of the Terminal, a release of petroleum-contaminated water was discovered from the tank bottom of one of the Company’s 150,000 barrel tanks (Tank 153). The Company notified the Rhode Island Department of Environmental Management (“RIDEM”), the EPA and the United States Coast Guard. It also notified its insurance carriers of the release and the damage to the tank.

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

The testing of certain of the Company’s other tanks revealed the presence of corrosive microbial contaminants in Tanks 151 and 32. Both tanks were treated with a biocide and continue to be monitored and treated as necessary. Since Tank 32 had been inspected in June 2010, the Company believes that the contaminants have not affected the integrity of this tank bottom. However, since Tank 151 had not been inspected since construction in 2006, the Company took this tank out of service in February 2011. The tank was emptied of product, and an inspection of the tank bottom revealed minor corrosion. The Company completed the repairs recommended by the inspectors and applied an epoxy coating to the bottom of Tank 151 at a cost of $50,000, which amount is included in petroleum storage facility expenses, operating on the accompanying consolidated statement of income and retained earnings for the three months ended March 31, 2011. The tank was back in service in May 2011. Exclusive of the epoxy coating, the total cost of cleanup, inspection and repair of the tanks was $40,000 which Global paid the Company in September 2011.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	March 31, 2012	December 31, 2011
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,641,000	$5,698,000
Insurance premiums and accrued leasing revenues	73,000	93,000

	5,714,000	5,791,000
Accrued assets	(138,000)	(150,000)

	$5,576,000	$5,641,000

9.	Shareholders’ Equity:

The Company’s Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at any time. For the three months ended March 31, 2012 and 2011, the number of shares converted was 1,940 shares and 9,088 shares, respectively.

10.	Operating segment disclosures:

The Company operates in two segments, leasing and petroleum storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three months ended March 31, 2012 and 2011:

	2012	2011
Leasing:
Revenues:
Long-term leases:
Contractual	$799,000	$632,000
Contingent	17,000	15,000
Short-term leases	196,000	175,000

Total revenues	$1,012,000	$822,000

Property tax expense	$153,000	$137,000

Depreciation	$50,000	$43,000

Income before income taxes	$742,000	$572,000

Assets	$10,012,000	$9,837,000

Properties and equipment, additions	$73,000	$70,000

Petroleum storage:
Revenues, contractual	$976,000	$951,000

Property tax expense	$65,000	$61,000

Depreciation	$161,000	$164,000

Income before income taxes	$425,000	$323,000

Assets	$12,714,000	$13,198,000

Properties and equipment, additions	$—	$37,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2012 and 2011:

	2012	2011
Revenues for operating segments:
Leasing	$1,012,000	$822,000
Petroleum storage	976,000	951,000

Total consolidated revenues	$1,988,000	$1,773,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$153,000	$137,000
Petroleum storage	65,000	61,000

	218,000	198,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$219,000	$199,000

Depreciation:
Depreciation for operating segments:
Leasing	$50,000	$43,000
Petroleum storage segment:	161,000	164,000

	211,000	207,000
Unallocated corporate depreciation	2,000	2,000

Total consolidated depreciation	$213,000	$209,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$742,000	$572,000
Petroleum storage	425,000	323,000

	1,167,000	895,000
Unallocated corporate expenses	(263,000)	(256,000)
Interest expense	(61,000)	(88,000)

Total consolidated income before income taxes	$843,000	$551,000

Assets:
Assets for operating segments:
Leasing	$10,012,000	$9,837,000
Petroleum storage	12,714,000	13,198,000

	22,726,000	23,035,000
Corporate cash	2,431,000	2,170,000
Other unallocated amounts	16,000	624,000

Total consolidated assets	$25,173,000	$25,829,000

Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$73,000	$70,000
Petroleum storage	—	37,000

Total consolidated additions	$73,000	$107,000

11.	Related party transaction:

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

During 2011, the costs incurred to relocate the pipeline totaled $219,000. The Railroad submitted the total amount to RIDOT in February 2012; in March, RIDOT reimbursed the Railroad $152,000, which the Railroad in turn paid to the Company. The Railroad and the Company have discussed with RIDOT the remaining $67,000 in costs incurred to complete the project. RIDOT is reviewing the excess costs but no acceptance by RIDOT has yet been made. The Company believes, based on its discussions with RIDOT, that reimbursement to the Railroad and ultimately the Company, is reasonably assured.

12.	Fair value of financial instruments:

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

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2011. There have been no changes to the application of this accounting policy since December 31, 2011.

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

2.	Results of operations:

Three months ended March 31, 2012 compared to three months ended March 31, 2011:

Leasing segment:

	2012	2011	Difference

Leasing revenues	$1,012,000	$822,000	$190,000
Leasing expense	270,000	250,000	$20,000

	$742,000	$572,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases. Leasing expense increased due to increases in real property taxes and legal fees in connection with a long-term land lease, offset in part by a decrease in repairs and maintenance of the Steeple Street Building.

Petroleum storage segment:

	2012	2011	Difference

Petroleum storage facility revenues	$976,000	$951,000	$25,000
Petroleum storage facility expense	551,000	628,000	$(77,000)

	$425,000	$323,000

Petroleum storage facility revenues increased principally due to the May 1, 2011 annual cost-of-living adjustment of $98,000 under the lease for the petroleum storage facility.

Exclusive of $78,000 in costs associated with the emptying, inspection and epoxy coating of a tank in 2011, petroleum storage facility expense remained approximately at the 2011 level.

General:

For the three months ended March 31, 2012, general and administrative expense remained approximately at the 2011 level.

Interest expense:

In 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at an annual rate of 6 percent and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest) and a balloon payment of $1,500,000 due April 2020 when the loan matures. In 2011, the Company made principal prepayments totaling $1,525,000; as a result of these prepayments, interest expense decreased.

3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

During the first three months of 2012, the Company’s operating activities provided $888,000 of cash. The Company made cash payments of $73,000 for properties and equipment, $198,000 for dividends and $75,000 in principal payments on the note payable. Cash increased $594,000 for the three months.

Cash and cash commitments:

At March 31, 2012, the Company had cash of $2,772,000. The Company maintains all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.

Under a lease which commenced in 2005, the tenant was entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant was not required to make cash payments for rent until March 2012 when the rent credit was fully utilized.

The current economic conditions have had limited impact on the Company’s results of operations to date. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of current economic conditions on its major tenants.

On April 16, 2012, the Company received notice from the holder of the Leasehold Mortgage on Parcel 3S that the mortgagor was in default of its obligations under the Leasehold Mortgage and that the holder intended to foreclose the mortgage under the power of sale provisions contained therein on June 7, 2012. If the foreclosure occurs, the holder of the Leasehold Mortgage will succeed to the tenant’s rights and obligations under the Parcel 3S lease. The Company does not anticipate that there will be any interruption in the payment of rent to the Company under the long-term land lease and any other tenant monetary obligations.

At March 31, 2012, the Company has three tenants occupying 56 percent of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $119,000. The Company is currently marketing the remaining portions of the building for lease.

Under the Company’s lease with Global, the annual cost-of-living adjustment is $99,000 effective May 1, 2012. From time to time, unanticipated events at the Company’s Terminal can result in short-term cash requirements.

In 2011, the Company prepaid $1,525,000 on its note payable, resulting in a future annual savings of $92,000 in interest expense. Any additional prepayments will depend on the Company’s level of available cash.

On April 24, 2012, the Company declared a quarterly dividend of $198,000 ($.03 per common share) which dividend will be paid in May 2012. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

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

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31,
2012, filed with the Securities and Exchange Commission on April 27, 2012, formatted in eXtensible Business Reporting
Language:

(i)	Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011

(ii)	Consolidated Statements of Income and Retained Earnings for the Three Months ended March 31, 2012 and 2011

(iii)	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011

(iv)	Notes to Consolidated Financial Statements.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C.78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: April 27, 2012