Form 10-Q
period 2012-06-30
CAPITAL PROPERTIES INC /RI/
filed 2012-07-31
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of June 30, 2012, the Company had 3,759,141 shares of Class A Common Stock and 2,840,771 shares of Class B Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I

Item 1.	Consolidated Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011

ASSETS

Properties and equipment (net of accumulated depreciation)	$21,784,000	$22,097,000
Cash	2,115,000	2,178,000
Income taxes receivable	—	45,000
Prepaid and other	466,000	652,000

	$24,365,000	$24,972,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Note payable ($300,000 due within one year)	$2,850,000	$4,000,000
Accounts payable and accrued expenses:
Property taxes	304,000	291,000
Environmental incidents:
Pipeline rupture	—	76,000
Environmental remediation	81,000	81,000
Other	266,000	242,000
Income taxes payable	57,000	—
Deferred:
Leasing revenues	—	70,000
Income taxes, net	5,543,000	5,641,000

	9,101,000	10,401,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,759,141 shares at June 30, 2012 and 3,744,192 shares at December 31, 2011	38,000	37,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,840,771 shares at June 30, 2012 and 2,855,720 shares at December 31, 2011	28,000	29,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	11,762,000	11,762,000
Retained earnings	3,436,000	2,743,000

	15,264,000	14,571,000

	$24,365,000	$24,972,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Revenues:
Leasing	$1,091,000	$1,047,000	$2,103,000	$1,869,000
Petroleum storage facility:
Contractual	985,000	961,000	1,961,000	1,912,000
Reimbursement of tank repairs	—	495,000	—	495,000

	2,076,000	2,503,000	4,064,000	4,276,000

Expenses:
Leasing	270,000	249,000	540,000	499,000
Petroleum storage facility:
Operating	516,000	528,000	1,067,000	1,106,000
Tank repairs	—	37,000	—	87,000
General and administrative	270,000	234,000	533,000	490,000
Interest	61,000	85,000	122,000	173,000

	1,117,000	1,133,000	2,262,000	2,355,000

Income before income taxes	959,000	1,370,000	1,802,000	1,921,000

Income tax expense (benefit):
Current	414,000	565,000	811,000	756,000
Deferred	(33,000)	(2,000)	(98,000)	26,000

	381,000	563,000	713,000	782,000

Net income	578,000	807,000	1,089,000	1,139,000

Retained earnings, beginning	3,056,000	1,637,000	2,743,000	1,503,000

Dividends on common stock based upon 6,599,912 shares outstanding: $.03 per share for the three months ended June 30, 2012 and 2011 and $.06 per share for the six months ended June 30, 2012 and 2011	(198,000)	(198,000)	(396,000)	(396,000)

Retained earnings	$3,436,000	$2,246,000	$3,436,000	$2,246,000

Basic income per common share based upon 6,599,912 shares outstanding	$.09	$.12	$.17	$.17

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$1,089,000	$1,139,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	425,000	417,000
Amortization of deferred financing fees	3,000	3,000
Deferred:
Income taxes	(98,000)	26,000
Leasing revenues	(70,000)	(150,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	194,000	40,000

Net cash provided by operating activities	1,543,000	1,475,000

Cash flows from investing activities:
Payments for properties and equipment	(112,000)	(348,000)
Related party transaction:
Advance	(100,000)	—
Repayment	152,000	—

Net cash used in investing activities	(60,000)	(348,000)

Cash flows from financing activities:
Payments:
Note payable	(1,150,000)	(1,150,000)
Dividends	(396,000)	(396,000)

Cash used in financing activities	(1,546,000)	(1,546,000)

Decrease in cash	(63,000)	(419,000)
Cash, beginning	2,178,000	2,395,000

Cash, ending	$2,115,000	$1,976,000

Supplemental disclosures:
Cash paid for:
Income taxes	$710,000	$95,000

Interest	$121,000	$175,000

Non-cash investing and financing activities, capital expenditures financed through accounts payable	$—	$21,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”), operate in two segments, leasing and petroleum storage.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of a parking garage), the leasing of space in its building (“Steeple Street Building”) under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements to Metropark, Ltd. (“Metropark”).

The petroleum storage segment consists of operating the petroleum storage terminal (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island, for Global Companies, LLC (“Global”) which stores and distributes petroleum products.

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon. In the petroleum storage segment, the Company is responsible for the operating and maintenance expenditures, including insurance and a portion of the real property taxes, as well as certain capital improvements at the Facility.

2.	Principles of consolidation and basis of presentation:

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2011, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011, and the cash flows for the six months ended June 30, 2012 and 2011.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	June 30, 2012	December 31, 2011
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,509,000	5,411,000

	10,210,000	10,112,000

Petroleum storage facility, on lease:
Land and land improvements	5,591,000	5,591,000
Buildings and structures	1,847,000	1,833,000
Tanks and equipment	14,625,000	14,625,000

	22,063,000	22,049,000

Office equipment	83,000	83,000

	32,356,000	32,244,000

Less accumulated depreciation:
Properties on lease or held for lease	475,000	374,000
Petroleum storage facility, on lease	10,027,000	9,706,000
Office equipment	70,000	67,000

	10,572,000	10,147,000

	$21,784,000	$22,097,000

5.	Note payable:

In 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at an annual rate of 6 percent and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest) and a balloon payment due April 2020 when the loan matures. The note further contains the customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. As collateral for the loan, the Company granted the bank a mortgage on Parcels 3S and 5 in the Capital Center.

In June 2012, the Company made a principal prepayment of $1,000,000. In June and December of 2011, the Company made principal prepayments of $1,000,000 and $525,000, respectively. As a result of these prepayments, the balloon payment due April 2020 is $500,000.

In connection with the borrowing, the Company incurred financing fees totaling $55,000, which are being amortized on a straight-line method over the 10-year term of the note (which approximates the effective interest rate method) and are included in interest expense on the accompanying consolidated statements of income and retained earnings.

6.	Description of leasing arrangements:

Long-term land leases:

As of June 30, 2012, the Company had entered into seven long-term land leases for seven separate parcels (including the Parcel 6A lease discussed below) upon which the improvements have been completed (“developed parcels”).

Under the seven land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. The real property taxes attributable to the Company’s land under these leases totaled $308,000 and $623,000, respectively, for the three and six months ended June 30, 2012 and $293,000 and $586,000, respectively, for the three and six months ended June 30, 2011.

In 2005, a long-term land lease commenced on an undeveloped parcel (Parcel 6) on which two residential buildings were planned. One building containing 96 apartments (120,000 gross square feet) was completed in September 2009. On May 8, 2012, the designee of the holder of the leasehold mortgage on the parcel received title to the premises through a foreclosure deed. On May 18, 2012, the Company entered into three amended and restated leases, each for a portion of the parcel, with single purpose entities formed by the designee of the holder of the leasehold mortgage. Each of the leases has an initial term of approximately 95 years with two renewal terms of fifty years each. The lease for the portion of the parcel (6A) on which the improvements have been completed provides for an annual rent of $300,000 subject to periodic cost of living and appraisal adjustments. The portions of the parcel (6B and 6C) on which construction has not commenced have different rental terms. With respect to Parcel 6B, there is no rent until July 1, 2012, at which time the annual rent is $175,000. As to Parcel 6C, there is no rent until July 1, 2015, at which time the annual rent is $200,000. In each case, the rent is subject to periodic adjustment. The ground leases are non-recourse to each of the tenants. With respect to the Parcel 6B and 6C leases, an affiliate of the leasehold mortgagee has guaranteed the payment by the tenants of rent and real property taxes as well as certain other tenant monetary obligations for a two-year period which commenced on May 18, 2012. Commencing May 18, 2014, the lessees of the Parcel 6B and 6C leases each have the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice.

Under the original Parcel 6 lease which commenced in 2005, the tenant was entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant was not required to make cash payments for Phase I rent until March 2012 when the rent credit was fully utilized. Commencing July 1, 2010, the Company reclassified each month $25,000 of deferred leasing revenues to leasing revenues.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a short-term cancellable lease.

At June 30, 2012, the Company has three tenants occupying 56 percent of the Steeple Street Building under short-term leases of five years or less at a current combined annual rental of $119,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At June 30, 2012, the excess of straight-line over contractual rentals is $12,000, which is included in prepaid and other on the accompanying consolidated balance sheet at June 30, 2012. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

7.	Petroleum storage facility and environmental incidents:

Exercise of purchase option by Global:

On April 27, 2012, the Company received from Global notice of Preliminary Exercise of the option to purchase the Company’s petroleum storage terminal and related facilities, including the Wilkesbarre Pier. Under the terms of the Option Agreement between the Company and Global dated June 9, 2003 (“Option Agreement”), the Company provided Global with a calculation of Adjusted Book Value (as that term is defined in the Option Agreement) of the Terminal, which amounted to $19,700,000. Global then elected to proceed with a determination of Appraised Value

(as defined in the Option Agreement). Each of Global and the Company has selected an appraiser. Global and the Company have agreed to defer the selection of a third appraiser until their respective appraisers have completed their appraisals and discussed the results. The Company and Global are discussing establishing a deadline for completion of the appraisals. If Global and the Company cannot agree on a price based on the appraisals from their respective appraisers, then the two appraisers must select a third appraiser. The three appraisers then attempt to agree on Appraised Value. If they cannot agree, then Appraised Value is the average of the two appraisals that are closest to one another. The Company is unable to estimate when the appraisal process will be completed. Upon the determination of Appraised Value, Global has the right to either rescind the notice of exercise or elect to commence a feasibility study and inspection of the Terminal. Global has 180 days to complete the feasibility study and inspection. At any time during the 180-day period, Global may elect to rescind its notice of exercise. If Global fails to do so, then the exercise becomes final subject to usual and customary closing conditions and the parties have 90 days to close the transaction. Under the Option Agreement, if Global elects to proceed with the purchase, it must pay the greater of (a) the Adjusted Book Value or (b) the Appraised Value. On May 1, 2012, the Company gave Global notice of non-extension of the Global lease. Accordingly, the Global lease will expire on April 30, 2013. The Company is evaluating its options in the event Global does not purchase the Terminal.

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

Management’s estimate of the total cost incurred by the Company in responding to the emergency and repairing the pipeline was $349,000, which amount was accrued as an expense at September 30, 2011, and the Company determined that no receivable could be recorded at that time. In November 2011, Cardi paid the Company $89,000, which amount was offset against the expense previously recorded. During the fourth quarter of 2011, the Company paid an additional $14,000 in connection with the pipeline rupture. At December 31, 2011, the Company determined that $184,000 of the remaining liability was assumed by Cardi. The Company reduced the previously recorded liability and expense by that amount. In February 2012, Cardi paid the $184,000. At March 31, 2012, the Company had determined that no receivable could be recorded for the remaining $76,000. In May 2012, Cardi paid both the $76,000 and the $14,000, and the Company reduced the accrued liability and recorded the $90,000 as a reduction of expense on the accompanying consolidated statements of income and retained earnings for the three and six months ended June 30, 2012.

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

The final cost of the cleanup, inspection and repair of the tank was $533,000, all of which was recorded as an expense at December 31, 2010. The tank was placed back in service in February 2011. In June 2011, Global paid the Company $458,000 which is recorded in petroleum storage facility revenues on the accompanying consolidated statements of income and retained earnings for the three and six months ended June 30, 2011. The difference relates to the $75,000 cost of epoxy coating the bottom of Tank 153 which the Company paid.

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

Tank repairs related to this incident have been presented as a separate line item within petroleum storage facility expenses on the accompanying consolidated statement of income and retained earnings for the three months and six ended June 30, 2011. Routine tank repairs continue to be included with petroleum storage facility operating expenses on the accompanying consolidated statements of income and retained earnings.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	June 30, 2012	December 31, 2011
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,582,000	$5,698,000
Prepaid expenses and accrued leasing revenues	100,000	93,000

	5,682,000	5,791,000
Accrued assets	(139,000)	(150,000)

	$5,543,000	$5,641,000

9.	Shareholders’ Equity:

The Company’s Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at any time. For the six months ended June 30, 2012 and 2011, the number of shares converted was 14,949 and 10,153 shares, respectively.

10.	Operating segment disclosures:

The Company operates in two segments, leasing and petroleum storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Leasing:
Revenues:
Long-term land leases:
Contractual	$795,000	$764,000	$1,594,000	$1,396,000
Contingent	101,000	109,000	118,000	124,000
Short-term leases	195,000	174,000	391,000	349,000

Total revenues	$1,091,000	$1,047,000	$2,103,000	$1,869,000

Property tax expense	$151,000	$154,000	$304,000	$291,000

Depreciation	$51,000	$43,000	$101,000	$86,000

Income before income taxes	$821,000	$798,000	$1,563,000	$1,370,000

Assets	$9,958,000	$9,949,000	$9,958,000	$9,949,000

Properties and equipment, additions	$25,000	$119,000	$98,000	$189,000

Petroleum storage:
Revenues:
Contractual	$985,000	$961,000	$1,961,000	$1,912,000
Reimbursement of tank repairs	—	495,000	—	495,000

Total revenues	$985,000	$1,456,000	$1,961,000	$2,407,000

Property tax expense	$61,000	$60,000	$126,000	$121,000

Depreciation	$160,000	$164,000	$321,000	$328,000

Income before income taxes	$469,000	$891,000	$894,000	$1,214,000

Assets	$12,784,000	$13,056,000	$12,784,000	$13,056,000

Properties and equipment, additions	$14,000	$25,000	$14,000	$62,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Revenues for operating segments:
Leasing	$1,091,000	$1,047,000	$2,103,000	$1,869,000
Petroleum storage	985,000	1,456,000	1,961,000	2,407,000

Total consolidated revenues	$2,076,000	$2,503,000	$4,064,000	$4,276,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$151,000	$154,000	$304,000	$291,000
Petroleum storage	61,000	60,000	126,000	121,000

	212,000	214,000	430,000	412,000
Unallocated corporate property tax expense	1,000	1,000	2,000	2,000

Total consolidated property tax expense	$213,000	$215,000	$432,000	$414,000

Depreciation:
Depreciation for operating segments:
Leasing	$51,000	$43,000	$101,000	$86,000
Petroleum storage segment:	160,000	164,000	321,000	328,000

	211,000	207,000	422,000	414,000
Unallocated corporate depreciation	1,000	1,000	3,000	3,000

Total consolidated depreciation	$212,000	$208,000	$425,000	417,000

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$821,000	$798,000	$1,563,000	$1,370,000
Petroleum storage	469,000	891,000	894,000	1,214,000

	1,290,000	1,689,000	2,457,000	2,584,000
Unallocated corporate expenses	(270,000)	(234,000)	(533,000)	(490,000)
Interest expense	(61,000)	(85,000)	(122,000)	(173,000)

Total consolidated income before income taxes	$959,000	$1,370,000	$1,802,000	$1,921,000

Assets:
Assets for operating segments:
Leasing	$9,958,000	$9,949,000	$9,958,000	$9,949,000
Petroleum storage	12,784,000	13,056,000	12,784,000	13,056,000

	22,742,000	23,005,000	22,742,000	23,005,000
Corporate cash	1,566,000	1,879,000	1,566,000	1,879,000
Other unallocated amounts	57,000	175,000	57,000	175,000

Total consolidated assets	$24,365,000	$25,059,000	$24,365,000	$25,059,000

Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$25,000	$119,000	$98,000	$189,000
Petroleum storage	14,000	25,000	14,000	62,000

Total consolidated additions	$39,000	$144,000	$112,000	$251,000

11.	Related party transaction:

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

During 2011, the costs incurred to relocate the pipeline totaled $219,000. The Railroad submitted the total amount to RIDOT in February 2012; in March, RIDOT reimbursed the Railroad $152,000, which the Railroad in turn paid to the Company. The Railroad and the Company have discussed with RIDOT the remaining $67,000 in costs incurred to complete the project. RIDOT is reviewing the excess costs but no acceptance by RIDOT has yet been made. The Company believes, based on its discussions with RIDOT, that reimbursement to the Railroad and ultimately the Company is reasonably assured and the $67,000 is included in prepaid and other on the accompanying consolidated balance sheet at June 30, 2012.

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

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the uncertainty related to Global’s purchase of the petroleum storage facility; and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

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

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under the long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon. In the petroleum storage segment, the Company is responsible for the operating and maintenance expenditures, including a portion of the real property taxes, as well as certain capital improvements at the Facility.

2.	Results of operations:

Three months ended June 30, 2012 compared to three months ended June 30, 2011:

Leasing segment:

	2012	2011	Difference

Leasing revenues	$1,091,000	$1,047,000	$44,000
Leasing expense	270,000	249,000	$21,000

	$821,000	$798,000

Leasing revenue increased principally due to scheduled increases under long-term land leases and increases in rentals and reimbursements for common area costs under short-term leases. Leasing expense increased principally due to increases in expenses for the Steeple Street Building.

Petroleum storage segment:

	2012	2011	Difference

Petroleum storage facility revenues	$985,000	$1,456,000	$(471,000)
Petroleum storage facility expense	516,000	565,000	$(49,000)

	$469,000	$891,000

In June 2011, Global reimbursed the Company $458,000 for certain costs associated with the cleanup, inspection and repair of a tank (which costs were recorded in 2010) and an additional $37,000 for tank repairs. Exclusive of these amounts, petroleum storage facility revenues increased $24,000 due to scheduled annual cost-of-living adjustments under the lease for the petroleum storage facility. In May 2012, the Company was reimbursed $90,000 for certain costs recorded in 2011 associated with a pipeline breach, which was recorded as a reduction of expense. Exclusive of this amount, petroleum storage facility expense increased $41,000 principally due to increases in payroll and related costs and legal fees in connection with the Global Option Agreement. See Note 7 of Notes to Consolidated Financial Statements herein.

General:

For the three months ended June 30, 2012, general and administrative expense increased $36,000 principally due to increases in payroll and related costs and professional fees.

Interest expense:

In 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at an annual rate of 6 percent and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest) and a balloon payment due April 2020 when the loan matures. In June 2012, the Company made a principal prepayment of $1,000,000. In June and December of 2011, the Company made principal prepayments of $1,000,000 and $525,000, respectively. As a result of these prepayments, interest expense decreased, and the balloon payment due April 2020 is $500,000.

Six months ended June 30, 2012 compared to six months ended June 30, 2011:

Leasing segment:

	2012	2011	Difference

Leasing revenues	$2,103,000	$1,869,000	$234,000
Leasing expense	540,000	499,000	$41,000

	$1,563,000	$1,370,000

Leasing revenue increased principally due to scheduled increases under long-term land leases. Leasing expense increased due to increases in legal fees in connection with the restructuring of the Parcel 6 lease and real property taxes on the Steeple Street Building.

Petroleum storage segment:

	2012	2011	Difference

Petroleum storage facility revenues	$1,961,000	$2,407,000	$(446,000)
Petroleum storage facility expense	1,067,000	1,193,000	$(126,000)

	$894,000	$1,214,000

In June 2011, Global reimbursed the Company $458,000 for certain costs associated with the cleanup, inspection and repair of a tank (which costs were recorded in 2010), and an additional $37,000 for tank repairs. Exclusive of these amounts, petroleum storage facility revenues increased $49,000 due to scheduled annual cost-of-living adjustments under the lease for the petroleum storage facility. In May 2012, the Company was reimbursed $90,000 for certain costs recorded in 2011 associated with a pipeline breach, which was recorded as a reduction of expense.

Exclusive of this amount, petroleum storage facility expense decreased $36,000 principally due to lower levels of repairs and maintenance offset in part by increases in payroll and related costs and legal fees in connection with the Global Option Agreement. See Note 7 of Notes to Consolidated Financial Statements herein.

General:

For the six months ended June 30, 2012, general and administrative expense increased $43,000 due principally to increases in payroll and related costs and professional fees.

Interest expense:

In 2010, the Company borrowed $6,000,000 from a bank. The loan bears interest at an annual rate of 6 percent and has a term of ten years with repayments on a twenty-year amortization schedule (monthly principal payments of $25,000 plus interest) and a balloon payment due April 2020 when the loan matures. In June 2012, the Company made a principal prepayment of $1,000,000. In June and December of 2011, the Company made principal prepayments of $1,000,000 and $525,000, respectively. As a result of these prepayments, interest expense decreased, and the balloon payment due April 2020 is $500,000.

3.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

During the first six months of 2012, the Company’s operating activities provided $1,543,000 of cash. The Company made cash payments of $1,150,000 in principal payments on the note payable, $396,000 for dividends and $112,000 for properties and equipment. Cash decreased $63,000 for the six months.

Cash and cash commitments:

At June 30, 2012, the Company had cash of $2,115,000. The Company maintains all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.

As discussed in Note 7 of Notes to Consolidated Financial Statements herein, as a result of Global’s exercise of its option to purchase the Terminal, the Company and Global are currently engaged in an appraisal process, the completion of which will establish the Appraised Value for the Terminal. The Company is unable to determine when that process will be completed and, in any event, Global has the right upon completion of the process to elect to (a) rescind its exercise of the option to purchase or (b) proceed with the purchase and pay the greater of (1) Adjusted Book Value or (2) the Appraised Value. On May 1, 2012, the Company gave Global notice of non-extension of the Global lease. Accordingly, the Global lease will expire on April 30, 2013. The Company is evaluating its options in the event Global does not purchase the Terminal. The Company believes that it has adequate cash flow from its leasing segment to meet the cash requirements of its business even if the Terminal becomes vacant as of May 1, 2013 and is no longer generating revenue.

On July 1, 2012, the annual rent of $175,000 commenced under the Parcel 6B long-term land lease.

Under the original Parcel 6 lease which commenced in 2005, the tenant was entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant was not required to make cash payments for rent until March 2012 when the rent credit was fully utilized.

The current economic conditions have had limited impact on the Company’s results of operations to date. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of current economic conditions on its major tenants.

On April 16, 2012, the Company received notice from the holder of the Leasehold Mortgage on Parcel 3S that the mortgagor was in default of its obligations under the Leasehold Mortgage and that the holder intended to foreclose the mortgage under the power of sale provisions contained therein on a date to be determined. If the foreclosure occurs, the holder of the Leasehold Mortgage will succeed to the tenant’s rights and obligations under the Parcel 3S lease. There has been no interruption in the payment of rent to the Company under the long-term land lease and any other tenant monetary obligations.

At June 30, 2012, the Company has three tenants occupying 56 percent of the Steeple Street Building under short-term leases (five years or less) at a current combined annual rental of $119,000. The Company is currently marketing the remaining portions of the building for lease.

In June 2012, the Company made a principal prepayment of $1,000,000 on its note payable. In June and December of 2011, the Company made principal prepayments of $1,000,000 and $525,000, respectively. As a result of these prepayments, the future annual savings in interest expense will be $152,000. Any additional prepayments will depend on the Company’s level of available cash.

On July 24, 2012, the Company declared a quarterly dividend of $198,000 ($.03 per common share) which dividend will be paid in August 2012. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

Under the Company’s lease with Global, the annual cost-of-living adjustment was $99,000 effective May 1, 2012. From time to time, unanticipated events at the Company’s Terminal can result in short-term cash requirements.

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

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed with the Securities and Exchange Commission on July 27, 2012, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011

(ii) Consolidated Statements of Income and Retained Earnings for the Three and Six Months ended June 30, 2012 and 2011

(iii) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011

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

DATED: July 31, 2012