Form 10-Q
period 2012-09-30
CAPITAL PROPERTIES INC /RI/
filed 2012-11-07
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, the Company had 3,789,343 shares of Class A Common Stock and 2,810,569 shares of Class B Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I

Item 1.	Consolidated Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS

Properties and equipment (net of accumulated depreciation)	$21,587,000	$22,097,000
Cash	2,628,000	2,178,000
Income taxes receivable	—	45,000
Prepaid and other	394,000	652,000

	$24,609,000	$24,972,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Note payable ($300,000 due within one year)	$2,775,000	$4,000,000
Accounts payable and accrued expenses:
Property taxes	304,000	291,000
Environmental incidents:
Pipeline rupture	—	76,000
Environmental remediation	81,000	81,000
Other	297,000	242,000
Income taxes payable	144,000	—
Deferred:
Leasing revenues	—	70,000
Income taxes, net	5,428,000	5,641,000

	9,029,000	10,401,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,789,343 shares at September 30, 2012 and 3,744,192 shares at December 31, 2011	38,000	37,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,810,569 shares at September 30, 2012 and 2,855,720 shares at December 31, 2011	28,000	29,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	11,762,000	11,762,000
Retained earnings	3,752,000	2,743,000

	15,580,000	14,571,000

	$24,609,000	$24,972,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenues:
Leasing	$1,051,000	$998,000	$3,154,000	$2,867,000
Petroleum storage facility:
Contractual	996,000	969,000	2,957,000	2,881,000
Reimbursement of tank repairs	—	—	—	495,000

	2,047,000	1,967,000	6,111,000	6,243,000

Expenses:
Leasing	257,000	323,000	797,000	822,000
Petroleum storage facility:
Operating	662,000	735,000	1,819,000	1,841,000
Pipeline rupture	—	355,000	(90,000)	355,000
Tank repairs	—	—	—	87,000
General and administrative	241,000	231,000	774,000	721,000
Interest	42,000	72,000	164,000	245,000

	1,202,000	1,716,000	3,464,000	4,071,000

Income before income taxes	845,000	251,000	2,647,000	2,172,000

Income tax expense (benefit):
Current	446,000	112,000	1,257,000	868,000
Deferred	(115,000)	—	(213,000)	26,000

	331,000	112,000	1,044,000	894,000

Net income	514,000	139,000	1,603,000	1,278,000

Retained earnings, beginning	3,436,000	2,246,000	2,743,000	1,503,000

Dividends on common stock based upon 6,599,912 shares outstanding: $.03 per share for the three months ended September 30, 2012 and 2011 and $.09 per share for the nine months ended September 30, 2012 and 2011	(198,000)	(198,000)	(594,000)	(594,000)

Retained earnings	$3,752,000	$2,187,000	$3,752,000	$2,187,000

Basic income per common share based upon 6,599,912 shares outstanding	$.07	$.02	$.24	$.19

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$1,603,000	$1,278,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	641,000	629,000
Amortization of deferred financing fees	4,000	4,000
Deferred:
Income taxes	(213,000)	26,000
Leasing revenues	(70,000)	(225,000)
Other, principally net changes in prepaid and other, accounts payable, accrued expenses and current income taxes	383,000	650,000

Net cash provided by operating activities	2,348,000	2,362,000

Cash flows from investing activities:
Payments for properties and equipment	(131,000)	(517,000)
Related party transaction:
Advance	(100,000)	—
Repayment	152,000	—

Net cash used in investing activities	(79,000)	(517,000)

Cash flows from financing activities:
Payments:
Note payable	(1,225,000)	(1,225,000)
Dividends	(594,000)	(594,000)

Cash used in financing activities	(1,819,000)	(1,819,000)

Increase in cash	450,000	26,000
Cash, beginning	2,178,000	2,395,000

Cash, ending	$2,628,000	$2,421,000

Supplemental disclosures:
Cash paid for:
Income taxes	$1,068,000	$397,000

Interest	$168,000	$248,000

Non-cash investing and financing activities, capital expenditures financed through accounts payable	$—	$82,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

The accompanying condensed consolidated balance sheet as of December 31, 2011, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and 2011, and the cash flows for the nine months ended September 30, 2012 and 2011.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	September 30, 2012	December 31, 2011
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,524,000	5,411,000

	10,225,000	10,112,000

Petroleum storage facility, on lease:
Land and land improvements	5,595,000	5,591,000
Buildings and structures	1,847,000	1,833,000
Tanks and equipment	14,625,000	14,625,000

	22,067,000	22,049,000

Office equipment	83,000	83,000

	32,375,000	32,244,000

Less accumulated depreciation:
Properties on lease or held for lease	528,000	374,000
Petroleum storage facility, on lease	10,188,000	9,706,000
Office equipment	72,000	67,000

	10,788,000	10,147,000

	$21,587,000	$22,097,000

5.	Note payable:

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

In connection with the borrowing, the Company incurred financing fees totaling $55,000, which are being amortized on a straight-line method over the ten-year term of the note (which approximates the effective interest rate method) and are included in interest expense on the accompanying consolidated statements of income and retained earnings.

6.	Description of leasing arrangements:

Long-term land leases:

As of September 30, 2012, the Company had entered into seven long-term land leases for seven separate parcels (including the Parcel 6A lease discussed below) upon which the improvements have been completed (“developed parcels”).

Under the seven land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. The real property taxes attributable to the Company’s land under these leases totaled $335,000 and $958,000, respectively, for the three and nine months ended September 30, 2012 and $349,000 and $935,000, respectively, for the three and nine months ended September 30, 2011.

In 2005, a long-term land lease commenced on an undeveloped parcel (Parcel 6) on which two residential buildings were planned. One building containing 96 apartments (120,000 gross square feet) was completed in September 2009. On May 8, 2012, the designee of the holder of the leasehold mortgage on the parcel received title to the premises through a foreclosure deed. On May 18, 2012, the Company entered into three amended and restated leases, each for a portion of the parcel, with single purpose entities formed by the designee of the holder of the leasehold mortgage. Each of the leases has an initial term of approximately 95 years with two renewal terms of fifty years each. The lease for the portion of the parcel (6A) on which the improvements have been completed provides for an annual rent of $300,000 subject to periodic cost of living and appraisal adjustments. The portions of the parcel (6B and 6C) on which construction has not commenced have different rental terms. With respect to Parcel 6B, commencing July 1, 2012, the annual rent is $175,000. As to Parcel 6C, there is no rent until July 1, 2015, at which time the annual rent is $200,000. In each case, the rent is subject to periodic adjustment. The ground leases are non-recourse to each of the tenants. With respect to the Parcel 6B and 6C leases, an affiliate of the leasehold mortgagee has guaranteed the payment by the tenants of rent and real property taxes as well as certain other tenant monetary obligations for a two-year period which commenced on May 18, 2012. Commencing May 18, 2014, the lessees of the Parcel 6B and 6C leases each have the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice.

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

At September 30, 2012, the Company has three tenants occupying 56 percent of the Steeple Street Building under short-term leases of five years or less at a current combined annual rental of $119,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At September 30, 2012, the excess of straight-line over contractual rentals is $12,000, which is included in prepaid and other on the accompanying consolidated balance sheet at September 30, 2012. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

7.	Petroleum storage facility and environmental incidents:

Exercise of purchase option by Global:

On April 27, 2012, the Company received from Global notice of Preliminary Exercise of the option to purchase the Company’s petroleum storage terminal and related facilities, including the Wilkesbarre Pier. Under the terms of the Option Agreement between the Company and Global dated June 9, 2003 (“Option Agreement”), the Company provided Global with a calculation of Adjusted Book Value (as that term is defined in the Option Agreement) of the Terminal, which amounted to $19,700,000. Global then elected to proceed with a determination of Appraised Value

(as defined in the Option Agreement). Each of Global and the Company has selected an appraiser. Global and the Company have agreed to defer the selection of a third appraiser until their respective appraisers have completed their appraisals and discussed the results. The Company anticipates that the first phase of the appraisal process will be completed in the fourth quarter of 2012. If Global and the Company cannot agree on a price based on the appraisals from their respective appraisers, then the two appraisers must select a third appraiser. The three appraisers then attempt to agree on Appraised Value. If they cannot agree, then Appraised Value is the average of the two appraisals that are closest to one another. The Company is unable to estimate when the appraisal process will be completed. Upon the determination of Appraised Value, Global has the right to either rescind the notice of exercise or elect to commence a feasibility study and inspection of the Terminal. Global has 180 days to complete the feasibility study and inspection. At any time during the 180-day period, Global may elect to rescind its notice of exercise. If Global fails to do so, then the exercise becomes final subject to usual and customary closing conditions and the parties have 90 days to close the transaction. Under the Option Agreement, if Global elects to proceed with the purchase, it must pay the greater of (a) the Adjusted Book Value or (b) the Appraised Value. On May 1, 2012, the Company gave Global notice of non-extension of the Global lease. Accordingly, the Global lease will expire on April 30, 2013. The Company is evaluating its options in the event Global does not purchase the Terminal.

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

Management’s estimate of the total cost incurred by the Company in responding to the emergency and repairing the pipeline was $349,000, which amount was accrued as an expense at September 30, 2011, and the Company determined that no receivable could be recorded at that time. In November 2011, Cardi paid the Company $89,000, which amount was offset against the expense previously recorded. During the fourth quarter of 2011, the Company paid an additional $14,000 in connection with the pipeline rupture. At December 31, 2011, the Company determined that $184,000 of the remaining liability was assumed by Cardi. The Company reduced the previously recorded liability and expense by that amount. In February 2012, Cardi paid the $184,000. At March 31, 2012, the Company had determined that no receivable could be recorded for the remaining $76,000. In May 2012, Cardi paid both the $76,000 and the $14,000, and the Company reduced the accrued liability and recorded the $90,000 as a reduction of expense on the accompanying consolidated statements of income and retained earnings for the nine months ended September 30, 2012.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	September 30, 2012	December 31, 2011
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,520,000	$5,698,000
Prepaid expenses and accrued leasing revenues	60,000	93,000

	5,580,000	5,791,000
Accrued assets	(152,000)	(150,000)

	$5,428,000	$5,641,000

9.	Shareholders’ Equity:

The Company’s Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at any time. For the nine months ended September 30, 2012 and 2011, the number of shares converted was 45,151 and 14,510 shares, respectively.

10.	Operating segment disclosures:

The Company operates in two segments, leasing and petroleum storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Leasing:
Revenues:
Long-term land leases:
Contractual	$830,000	$800,000	$2,424,000	$2,196,000
Contingent	23,000	16,000	141,000	140,000
Short-term leases	198,000	182,000	589,000	531,000

Total revenues	$1,051,000	$998,000	$3,154,000	$2,867,000

Property tax expense	$151,000	$146,000	$455,000	$437,000

Depreciation	$53,000	$45,000	$154,000	$131,000

Income before income taxes	$794,000	$675,000	$2,357,000	$2,045,000

Assets	$9,885,000	$10,010,000	$9,885,000	$10,010,000

Properties and equipment, additions	$15,000	$154,000	$113,000	$343,000

Petroleum storage:
Revenues:
Contractual	$996,000	$969,000	$2,957,000	$2,881,000
Reimbursement of tank repairs	—	—	—	495,000

Total revenues	$996,000	$969,000	$2,957,000	$3,376,000

Property tax expense	$62,000	$62,000	$188,000	$183,000

Depreciation	$161,000	$165,000	$482,000	$493,000

Income (loss) before income taxes	$334,000	$(121,000)	$1,228,000	$1,093,000

Assets	$12,570,000	$12,959,000	$12,570,000	$12,959,000

Properties and equipment, additions	$4,000	$30,000	$18,000	$92,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenues for operating segments:
Leasing	$1,051,000	$998,000	$3,154,000	$2,867,000
Petroleum storage	996,000	969,000	2,957,000	3,376,000

Total consolidated revenues	$2,047,000	$1,967,000	$6,111,000	$6,243,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$151,000	$146,000	$455,000	$437,000
Petroleum storage	62,000	62,000	188,000	183,000

	213,000	208,000	643,000	620,000
Unallocated corporate property tax expense	—	—	2,000	2,000

Total consolidated property tax expense	$213,000	$208,000	$645,000	$622,000

Depreciation:
Depreciation for operating segments:
Leasing	$53,000	$45,000	$154,000	$131,000
Petroleum storage segment:	161,000	165,000	482,000	493,000

	214,000	210,000	636,000	624,000
Unallocated corporate depreciation	2,000	2,000	5,000	5,000

Total consolidated depreciation	$216,000	$212,000	$641,000	629,000

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Income before income taxes:
Income (loss) before income taxes for operating segments:
Leasing	$794,000	$675,000	$2,357,000	$2,045,000
Petroleum storage	334,000	(121,000)	1,228,000	1,093,000

	1,128,000	554,000	3,585,000	3,138,000
Unallocated corporate expenses	(241,000)	(231,000)	(774,000)	(721,000)
Interest expense	(42,000)	(72,000)	(164,000)	(245,000)

Total consolidated income before income taxes	$845,000	$251,000	$2,647,000	$2,172,000

Assets:
Assets for operating segments:
Leasing	$9,885,000	$10,010,000	$9,885,000	$10,010,000
Petroleum storage	12,570,000	12,959,000	12,570,000	12,959,000

	22,455,000	22,969,000	22,455,000	22,969,000
Corporate cash	2,100,000	2,140,000	2,100,000	2,140,000
Other unallocated amounts	54,000	316,000	54,000	316,000

Total consolidated assets	$24,609,000	$25,425,000	$24,609,000	$25,425,000

Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$15,000	$154,000	$113,000	$343,000
Petroleum storage	4,000	30,000	18,000	92,000

Total consolidated additions	$19,000	$184,000	$131,000	$435,000

11.	Related party transaction:

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

During 2011, the costs incurred to relocate the pipeline totaled $219,000, of which $100,000 was unpaid as of December 31, 2011. The Railroad submitted the total amount to RIDOT in February 2012; in March, RIDOT reimbursed the Railroad $152,000, which the Railroad in turn paid to the Company. The Railroad and the Company have discussed with RIDOT the remaining $67,000 in costs incurred to complete the project. RIDOT is reviewing the excess costs but no acceptance by RIDOT has yet been made. The Company believes, based on its discussions with RIDOT, that reimbursement to the Railroad and ultimately the Company is reasonably assured and the $67,000 is included in prepaid and other on the accompanying consolidated balance sheet at September 30, 2012.

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

2.	Results of operations:

Three months ended September 30, 2012 compared to three months ended September 30, 2011:

Leasing segment:

	2012	2011	Difference
Leasing revenues	$1,051,000	$998,000	$53,000
Leasing expense	257,000	323,000	$(66,000)

	$794,000	$675,000

Leasing revenue increased principally due to scheduled increases under long-term land leases and increases in rentals and reimbursements for common area costs under short-term leases. Leasing expense decreased principally due to decreases in professional fees.

Petroleum storage segment:

	2012	2011	Difference
Petroleum storage facility revenues	$996,000	$969,000	$27,000
Petroleum storage facility expense	662,000	1,090,000	$(428,000)

	$334,000	$(121,000)

Petroleum storage facility revenues increased $27,000 due to scheduled annual cost-of-living adjustments under the lease for the petroleum storage facility. At September 30, 2011, the Company recorded costs of $355,000 in connection with a pipeline breach in August 2011 and $132,000 in connection with an ultra low sulfur diesel incident in March 2011. Exclusive of these amounts, petroleum storage facility expense increased $59,000 principally due to professional fees in connection with the Global Option Agreement (see Note 7 of Notes to Consolidated Financial Statements herein), offset in part by lower levels of repairs and maintenance costs.

General:

For the three months ended September 30, 2012, general and administrative expense increased $10,000 principally due to increases in professional fees.

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

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011:

Leasing segment:

	2012	2011	Difference
Leasing revenues	$3,154,000	$2,867,000	$287,000
Leasing expense	797,000	822,000	$(25,000)

	$2,357,000	$2,045,000

Leasing revenue increased principally due to scheduled increases under long-term land leases. Leasing expense decreased due to decreases in expenses for the Steeple Street Building.

Petroleum storage segment:

	2012	2011	Difference
Petroleum storage facility revenues	$2,957,000	$3,376,000	$(419,000)
Petroleum storage facility expense	1,729,000	2,283,000	$(554,000)

	$1,228,000	$1,093,000

In June 2011, Global reimbursed the Company $458,000 for certain costs associated with the cleanup, inspection and repair of a tank (which costs were recorded in 2010), and an additional $37,000 for tank repairs. Exclusive of these amounts, petroleum storage facility revenues increased $76,000 due to scheduled annual cost-of-living adjustments under the lease for the petroleum storage facility.

At September 30, 2011, the Company recorded costs of $355,000 in connection with a pipeline breach in August 2011 and $132,000 in connection with an ultra low sulfur diesel incident in March 2011. In May 2012, the Company was reimbursed $90,000 in costs associated with that pipeline breach, which amount was recorded as a reduction of expense. Exclusive of these amounts, petroleum storage facility expense increased $23,000 principally due to increases in payroll and related costs and professional fees in connection with the Global Option Agreement (see Note 7 of Notes to Consolidated Financial Statements herein), offset in part by lower levels of repairs and maintenance costs.

General:

For the nine months ended September 30, 2012, general and administrative expense increased $53,000 due principally to increases in payroll and related costs and professional fees.

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

During the first nine months of 2012, the Company’s operating activities provided $2,348,000 of cash. The Company made cash payments of $1,225,000 in principal payments on the note payable, $594,000 for dividends and $131,000 for properties and equipment. Cash increased $450,000 for the nine months.

Cash and cash commitments:

At September 30, 2012, the Company had cash of $2,628,000. The Company maintains all of its cash in a non-interest bearing checking account which is fully insured by the Federal Deposit Insurance Corporation.

As discussed in Note 7 of Notes to Consolidated Financial Statements herein, as a result of Global’s exercise of its option to purchase the Terminal, the Company and Global are currently engaged in an appraisal process, the completion of which will establish the Appraised Value for the Terminal. The Company anticipates that the first phase of the appraisal process will be completed in the fourth quarter of 2012. However, the Company is unable to determine when the entire process will be completed and, in any event, Global has the right upon completion of the process to elect to (a) rescind its exercise of the option to purchase or (b) proceed with the purchase and pay the greater of (1) Adjusted Book Value or (2) the Appraised Value. On May 1, 2012, the Company gave Global notice of non-extension of the Global lease. Accordingly, the Global lease will expire on April 30, 2013. The Company is evaluating its options in the event Global does not purchase the Terminal. The Company believes that it has adequate cash flow from its leasing segment to meet the cash requirements of its business even if the Terminal becomes vacant as of May 1, 2013 and is no longer generating revenue.

On July 1, 2012, the annual rent of $175,000 commenced under the Parcel 6B long-term land lease.

Under the terms of the Company’s long-term land leases, appraisals of the premises are periodically required at various stated intervals to provide the basis for recalculating the annual rent. The appraisal process for Parcel 5 will commence in the fourth quarter of 2012 and any resulting annual rental increase will be effective April 1, 2013.

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

At September 30, 2012, the Company has three tenants occupying 56 percent of the Steeple Street Building under short-term leases (five years or less) at a current combined annual rental of $119,000. The Company is currently marketing the remaining portions of the building for lease.

In June 2012, the Company made a principal prepayment of $1,000,000 on its note payable. In June and December of 2011, the Company made principal prepayments of $1,000,000 and $525,000, respectively. As a result of these prepayments, the future annual savings in interest expense will be $152,000. Any additional prepayments will depend on the Company’s level of available cash.

On October 30, 2012, the Company declared a quarterly dividend of $198,000 ($.03 per common share) which dividend will be paid in November 2012. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

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

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 7, 2012, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011

(ii) Consolidated Statements of Income and Retained Earnings for the Three and Nine Months ended September 30, 2012 and 2011

(iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011

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

DATED: November 7, 2012