Form 10-K
period 2012-12-31
CAPITAL PROPERTIES INC /RI/
filed 2013-03-11
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the Class A and Class B voting stock held by non-affiliates of the Company was $18,057,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of February 28, 2013, the Company had 3,790,249 shares of Class A Common Stock and 2,809,663 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on April 23, 2013, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

FORWARD-LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the uncertainty related to Global Companies, LLC’s preliminary exercise of its option to purchase the petroleum storage facility and termination of the Global lease; and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

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

Leasing

Capital Center

The leasing segment is principally devoted to the leasing of Company-owned land in the Capital Center area (“Capital Center”) in downtown Providence, Rhode Island under long-term ground leases. The Company owns approximately 18 acres in the Capital Center consisting of 13 individual parcels. The Capital Center (approximately 77 acres of land) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (“Amtrak”) and the Company during the 1980’s in which two rivers, the Moshassuck and the Woonasquatucket, were moved, Amtrak’s Northeast Corridor rail line was relocated, a new Amtrak/commuter railroad station was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area.

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

The Company first began offering parcels for lease in the Capital Center area in the late 1980’s. As of December 31, 2012, nine parcels have been leased by the Company under long-term leases of 99 years or more. Of the nine parcels, seven have improvements constructed thereon as follows:

•	13-story office building (235,000 gross square feet)

•	8-story 225-unit residential building (454,000 gross square feet)

•	4-story office building (114,000 gross square feet)

•	10-story office building (210,000 gross square feet)

•	17-story and a 19-story residential buildings containing 193 units (307,000 gross square feet) and a 13-story office building (325,000 gross square feet)

•	4-story 96-unit residential building (120,000 gross square feet) and

•	330-car public parking garage.

While seeking developers, the Company also leases Parcels 3E, 3W, 4E and 4W in the Capital Center area for public parking purposes on a short-term basis to Metropark, Ltd.

Parcel 20 Adjacent to the Capital Center

Since the 1980’s, the Company has owned an undeveloped parcel of land adjacent to the Capital Center, which is leased out for public parking purposes on a short-term basis. In 2007, the Company purchased the adjacent parcel containing a three/four-story 18,000 square foot building (the “Steeple Street Building”) and related land for $2,329,000, which, together with the previously-owned land, now comprises Parcel 20, containing 26,600 square feet. The Steeple Street Building is on the State Registry of Historic Buildings. The Building has three commercial tenants with additional space available for lease.

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

A summary of the long-term leases which have commenced is as follows:

Parcels in Capital Center Area
Parcel Number	Description of Usage	Term of Lease	Termination Date	Options to Extend Lease	Current Annual Contractual Rental	Contingent Rental	Next Periodic Rental Adjustment	Annual Rent After Next Adjustment and/or Type of Next Adjustment

2	Residential/ Office	103 Yrs.	2108	Two 75-Year	$456,000	None	2018	Cost-of-Living Adjustment

3S	Office	99 Yrs.	2087	None	$485,000	None	2014	$618,000

5	Residential	149 Yrs.	2142	None	$344,000	1% Gross Revenues	2013	Appraisal

6A	Residential	99 Yrs.	2107	Two 50-Year	$300,000	None	2014	$330,000

6B	Residential/Office	99 Yrs.	2107	Two 50-Year	$175,000	None	2016	Cost-of-Living Adjustment

6C	Residential/Office	99 Yrs.	2107	Two 50-Year	$—	None	2015	$200,000

7A	Garage	99Yrs.	2104	Two 75-Year	$113,000	None	2015	Cost-of-Living Adjustment

8	Office	99 Yrs.	2090	None	$270,000	1% Gross Revenues	2015	Cost-of-Living Adjustment

9	Office	149 Yrs.	2153	None	$360,000	None	2016	$378,000

Lamar
Description of Usage	Term of Lease	Termination Date	Options to Extend Lease	Current Annual Contractual Rental	Contingent Rental	Next Periodic Rental Adjustment	Annual Rent After Next Adjustment and/or Type of Next Adjustment

Billboard	27 Yrs.	2033	See Lamar Lease above	$778,000	See Lamar Lease above	2013	$799,000

Major tenants:

The following table sets forth those major tenants whose revenues exceed 10% of the Company’s leasing segment revenues in either year:

	2012	2011

Lamar Outdoor Advertising, LLC	$893,000	$880,000
Metropark, Ltd	606,000	585,000
One Citizens Plaza Holdings LLC	485,000	485,000
Intercontinental Real Estate Investment Fund IV LLC	456,000	328,000
AvalonBay Communities, Inc.	404,000	400,000

	$2,844,000	$2,678,000

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

Employees

The leasing segment has two employees.

Petroleum Storage

Terminal and Pier Facility

The Company, through its wholly-owned subsidiary, Dunellen, LLC, owns a petroleum storage terminal with a capacity of approximately 1,000,000 barrels (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island. The Facility is leased to Global Companies, LLC (“Global”) for the storage and sale of petroleum distillates. The Terminal utilizes the Pier and pipelines connecting the Pier to the Terminal. The Company operates the Facility for Global pursuant to a contract with another Company subsidiary, Capital Terminal Company. The lease provides for a fixed monthly rent which is subject to annual cost-of-living adjustments. The lease expires April 30, 2013. The lease includes provisions for additional payments based upon petroleum throughput in any twelve-month period beginning on May 1 of each year and ending on April 30 of the subsequent year at the rate of $.10 per barrel for every barrel in excess of 4,000,000 barrels, and for real property taxes in excess of $106,000 annually. The Company bears all of the operating costs with respect to the Facility, including insurance and a portion of the real property taxes. Under a companion agreement, Global agreed to pay 50% of the cost of all improvements to the Pier but not more than $1,000,000, which amount has been fully utilized.

Under the terms of the Option Agreement between the Company and Global dated June 9, 2003 (the “Option Agreement”), on April 27, 2012, Global preliminarily exercised its option to purchase the Company’s Facility. In compliance with the Option Agreement, the Company thereafter provided Global with a calculation of Adjusted Book Value (as that term is defined in the Option Agreement) of the Facility, which amounted to $19,700,000. Global then elected to proceed with the determination of Appraised Value (as defined in the Option Agreement). Global and the Company each selected an appraiser. Global and the Company elected to defer selection of a third appraiser until their respective appraisers completed their appraisals and discussed the results. The Company’s appraiser arrived at an appraised value of $46,200,000 for the Facility. Global’s appraiser arrived at a value of $15,400,000 for the Facility. As required by the Option Agreement, the two appraisers then engaged a third appraiser, whose appraisal is expected to be completed on or before March 31, 2013. Absent agreement amongst the three appraisers, the Appraised Value will be the average of the two appraisals that are closest to one another. Upon the determination of the Appraised Value, Global has the right to either rescind the notice of preliminary exercise or elect to commence a feasibility study and inspection period. At any time during the 180-day period of the feasibility study and inspection, Global may elect to rescind its notice of preliminary exercise. If Global fails to do so, then the exercise becomes final subject to the usual and customary closing conditions and the parties have not less than 90 days nor more than 120 days to close the transaction. However, the Company may, at its sole discretion, delay the closing for a period not to exceed twelve months. Under the Option Agreement, if Global elects to proceed with the purchase, it must pay the greater of (a) the Adjusted Book Value or (b) the Appraised Value.

Termination of Global Lease:

On May 1, 2012, the Company gave Global notice of non-extension of the Global lease. Accordingly, the Global lease will expire on April 30, 2013. Global is solely responsible for the removal of its inventory and the cleaning of the tanks prior to May 1, 2013 and the costs associated with these activities.

Marketing Plan

Management has prepared, and the Board has approved, a marketing plan for the Facility in the event Global fails to purchase the Facility. Pursuant to the plan, the Company is marketing the Facility for lease to multiple users for temporary storage and distribution of heating oil and Ultra Low Sulfur Diesel (“ULSD”). To the extent the Company is unsuccessful in implementing its marketing plan, there could be a material adverse impact on the Company’s revenues and its net income.

Environmental

The operation of a petroleum storage facility carries with it the risk of environmental contamination.

Pipeline rupture (2011):

On August 31, 2011, while excavating in connection with the construction of a highway for the Rhode Island Department of Transportation (“RIDOT”), Cardi Corporation (“Cardi”) ruptured an underground pipeline controlled and used by the Company for the transportation of ULSD from the Wilkesbarre Pier to the Terminal. At the time, the Company was receiving product from a barge and, as a result of the rupture, approximately 70,000 gallons of ULSD were discharged. Pursuant to the Company’s Emergency Response Plan, representatives of the Company took control of the spill site and coordinated the response of various governmental agencies as well as private contractors. Approximately 56,000 gallons of spilled diesel were recovered. On September 6, 2011, the Company turned over the responsibility for the cleanup to Cardi.

The Company notified the required government agencies and its insurance carriers of the rupture.

Management’s estimate of the total cost incurred by the Company in responding to the emergency and repairing the pipeline was $349,000, which amount was accrued as an expense at September 30, 2011. In November 2011, Cardi paid the Company $89,000. During the fourth quarter of 2011, the Company paid an additional $14,000 in connection with the pipeline rupture. At December 31, 2011, the Company determined that $184,000 of the remaining liability was assumed by Cardi, which amount Cardi paid in February 2012. Cardi paid the remaining $90,000 in May 2012.

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

The testing of certain of the Company’s other tanks revealed the presence of corrosive microbial contaminants in Tanks 151 and 32. Both tanks were treated with a biocide and continue to be monitored and treated as necessary. Since Tank 32 had been inspected in June 2010, the Company believes that the contaminants have not affected the integrity of this tank bottom. However, since Tank 151 had not been inspected since construction in 2006, the Company took this tank out of service in February 2011. The tank was emptied of product, and an inspection of the tank bottom revealed minor corrosion. The Company completed the repairs recommended by the inspectors and applied an epoxy coating to the bottom of Tank 151 at a cost of $50,000. The tank was back in service in May 2011. Exclusive of the epoxy coating, the total cost of cleanup, inspection and repair of Tanks 151 and 32 was $40,000 which Global paid the Company in September 2011.

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

In April 2009, the Company sued Power Test and Getty Properties Corp. in the Rhode Island Superior Court seeking remediation of the site or, in the alternative, the cost of the remediation. On May 1, 2009, Power Test and Getty Properties Corp. removed the action to the United States District Court for the District of Rhode Island (“the Court”). On May 22, 2009, Power Test and Getty Properties Corp. answered the Complaint and filed a Counterclaim against Dunellen, LLC and Capital Terminal Company alleging that Dunellen, LLC and Capital Terminal Company are responsible for the contamination. Getty Properties Corp. and Power Test joined Getty Petroleum Marketing, Inc., the tenant under a long-term lease with Getty Properties Corp. of the adjacent property, as a defendant. The Company amended its Complaint to add Getty Petroleum Marketing, Inc. as a defendant. Getty Petroleum Marketing, Inc. moved for summary judgment against the Company, Getty Properties Corp. and Power Test. On December 5, 2011, Getty Petroleum Marketing, Inc. filed for bankruptcy under Chapter 11 of the United States Bankruptcy Act. Thereafter, with Bankruptcy Court approval, Getty Petroleum Marketing, Inc. rejected its lease with Getty Properties Corp. On August 24, 2012, the Bankruptcy Court approved a plan to liquidate Getty Petroleum Marketing, Inc. On January 15, 2013, the Court granted Getty Petroleum Marketing, Inc.’s motion for summary judgment against the Company, Getty Properties Corp. and Power Test, dismissing the Company’s third-party complaint.

The parties are awaiting a scheduling order from the Court. There can be no assurance that the Company will prevail in this litigation.

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

Competition

The Facility competes with several other similar facilities located on and adjacent to the Providence Harbor. The Terminal has approximately 42% of the total distillate storage capacity in the Providence area. Global competes with other terminal operators on the basis of price, availability, and a willingness to advance credit to local wholesalers. After April 30, 2013, the amount of petroleum throughput at the Terminal will be a function of the Company’s ability to effectively market the Facility for short-term storage and distribution of heating oil and ULSD.

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

	Trading Prices		Dividends
	High	Low	Paid
2012
1st Quarter	8.70	7.40	.03
2nd Quarter	10.05	8.30	.03
3rd Quarter	9.50	8.16	.03
4th Quarter	9.69	6.33	.48

2011
1st Quarter	12.11	9.60	.03
2nd Quarter	11.51	8.75	.03
3rd Quarter	8.77	7.80	.03
4th Quarter	8.50	7.85	.03

In connection with the extraordinary dividend declared in December 2012 ($2.25 per common share), $.45 per share was paid in cash and $1.80 per share was paid in Dividend Notes due December 26, 2022, bearing interest at the annual rate of 5% payable semi-annually. Shareholders owning less than 100 shares of any class of Company stock, where the shares were titled in their names and not held by a broker, received 100% of the dividend in cash unless they elected to receive it 20% in cash and 80% in Dividend Notes. Given the extraordinary dividend declared and paid in late December 2012, at its January 2013 meeting, the Board of Directors voted to omit the regular quarterly dividend of $.03 per share but agreed to consider the payment of future dividends on a quarterly basis.

Information with respect to the high and low trading prices for the Class B Common Stock is not available because the stock is not listed on any exchange, is not quoted by any quotation service, and there is no known market for such Class B Common Stock.

At February 28, 2013, there were 586 holders of record of the Company’s Class A Common Stock and 528 holders of record of the Company’s Class B Common Stock.

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

The first such lease commenced in 1988, had an original term of 99 years and provides for fixed percentage increases at specified intervals (as well as reappraisal increases). In accordance with United States generally accepted accounting principles (“GAAP”) in accounting for leases, rental income related to the fixed percentage increases that are presently known should be recognized on a straight-line basis. To calculate the annual straight-line amount, the 99 known annual rental amounts are totaled and this total is divided by 99.

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

In 1988, management met with the SEC accounting staff to discuss its concerns in applying GAAP as it related to a lease of this length which results in the recording of such a significant receivable that would remain on the Company’s balance sheet and continue to grow on an annual basis with a turnaround date so far in the future. The Company presented the SEC accounting staff with an application of the accounting policy whereby management would evaluate the collectability of the receivable on an annual basis and report as leasing revenue only that portion of the receivable that management could presently conclude would be collectible. The SEC accounting staff did not object to this application by the Company.

Through December 31, 2012, the receivable on this lease has grown to $20,728,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 33 years away.

In 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases). For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 94th year of the lease. Through December 31, 2012, the receivable on this lease is $20,310,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 85 years away.

In 2006, the Company entered into an Amended and Restated Agreement of its lease with Lamar Outdoor Advertising LLC (“Lamar”) with a current remaining term of 21 years which provides for fixed percentage increases annually. For this lease, the contractual amount paid by Lamar will not exceed the calculated straight-line amount until the 16th year of the lease. Through December 31, 2012, the receivable on this lease is $1,368,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is nine years away.

Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates are closer.

Although the Company’s other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that certain future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values. Through December 31, 2012, the receivable on these leases is $11,239,000 and management has not been able to conclude that any portion is collectible as the turnaround dates are approximately 48 years away.

Segments:

The Company operates in two segments: leasing and petroleum storage.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of the parking garage and Parcels 6B and 6C), the leasing of a portion of the Steeple Street Building under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements to Metropark.

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

2.	Results of operations:

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Leasing segment:

	2012	2011	Increase (Decrease)

Leasing revenues	$4,202,000	$3,875,000	$327,000
Leasing expense	1,063,000	1,064,000	$(1,000)

	$3,139,000	$2,811,000

Leasing revenues increased due to scheduled increases in rentals under long-term land leases. Leasing expense remained at the 2011 level.

Petroleum storage segment:

	2012	2011	(Decrease)

Petroleum storage facility revenues	$3,954,000	$4,361,000	$(407,000)
Petroleum storage facility expense	2,388,000	2,483,000	$(95,000)

	$1,566,000	$1,878,000

In June 2011, Global reimbursed the Company $458,000 for certain costs associated with the cleanup, inspection and repair of a tank (which costs were recorded in 2010) and an additional $53,000 for tank repairs. Exclusive of these amounts, petroleum storage facility revenues increased $104,000 due to scheduled annual cost-of-living adjustments under the lease for the petroleum storage facility.

In connection with a pipeline breach in August 2011 by Cardi Corporation (“Cardi”), at September 30, 2011, management estimated that the total cost incurred by the Company in responding to the emergency and repairing the pipeline was $349,000, which amount was accrued as an expense. In November 2011, Cardi paid the Company $89,000, which amount was offset against the expense previously recorded. During the fourth quarter of 2011, the Company paid an additional $14,000 in connection with the pipeline rupture. At December 31, 2011, the Company determined that $184,000 of the remaining liability was assumed by Cardi. The Company reduced the previously recorded liability and expense by that amount. In February 2012, Cardi paid the $184,000. In May 2012, Cardi paid both the remaining $76,000 and the $14,000, and the Company reduced the accrued liability and recorded the $90,000 as a reduction of expense. Exclusive of the $90,000, petroleum storage facility expense remained approximately at the 2011 level. However, increases in payroll and related costs and professional fees in connection with the Global Option Agreement (see Note 6 to Notes to Consolidated Financial Statements herein) were offset in part by lower levels of repair and maintenance costs.

General:

For the year ended December 31, 2012, general and administrative expense increased $249,000 from 2011 due principally to costs associated with the extraordinary dividend and consulting fees incurred in connection with marketing the Facility.

Interest expense:

In April 2010, the Company borrowed $6,000,000 from a bank. The loan bore interest at an annual rate of 6% and had a term of ten years with repayments on a 20-year amortization schedule (monthly principal payments of $25,000 plus interest) and a balloon payment due in April 2020 when the loan was due to mature. In 2012 and 2011, the Company made principal prepayments totaling $1,000,000 and $1,525,000, respectively. For the years ended December 31, 2012 and 2011, interest expense was $207,000 and $315,000, respectively. Interest expense was lower due to decreased debt levels prior to the refinancing of the bank loan and the issuance of dividend notes in late December 2012.

Income taxes:

The Company’s effective income tax rate for 2012 is approximately 39%.

3.	Liquidity and capital resources:

As a result of the issuance of dividend notes and the refinancing of the bank loan in late December 2012, the Company’s financial position has changed significantly.

Bank loan:

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement pursuant to which the Company refinanced the $2,700,000 balance of the 2010 debt to the Bank (described in Interest Expense above) and borrowed an additional $3,025,000, which was used to pay part of an extraordinary dividend of $2.25 per share to shareholders. (See below). The existing note to the Bank was amended and now bears interest at an annual rate of 3.34% for the first five years and thereafter will bear interest on either a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25% or a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate. The loan has a term of ten years with repayments on a 20-year amortization schedule (monthly payments of $24,000 plus interest) and a balloon payment of $2,869,000 in December 2022 when the loan matures. The note further contains the customary covenants, terms and conditions, and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. Parcels 3S and 5 in the Capital Center continue to serve as collateral for the loan. Despite the $3,025,000 increase in the bank loan, the principal and interest payments on an annual basis remain approximately the same due to a reduction in the interest rate.

Dividend notes:

On December 7, 2012, the Board of Directors of the Company declared an extraordinary dividend of $2.25 per share on its Class A and Class B common stock to shareholders of record on December 17, 2012. On December 27, 2012, the Company paid out $3,063,000 in cash and issued $11,787,000 in principal face amount of 5% dividend notes due December 26, 2022 (the “Dividend Notes”). The Dividend Notes are unsecured general obligations of the Company bearing interest at the annual rate of 5% payable semi-annually on June 15 and December 15 to note holders of record on June 1 and December 1 of each year. The Dividend Notes may be redeemed in whole or in part at any time and from time to time at the option of the Company. The Dividend Notes are subject to mandatory redemption in an amount equal to the Net Proceeds from the sale of any real property owned by the Company or any of its subsidiaries. Net Proceeds means the gross cash received by the Company from any such sale reduced by the sum of (a) costs relating to the sale, (b) federal and state income taxes as a result of the sale, and (c) the amount used by the Company to pay in whole or in part financial institution debts secured by a mortgage of the Company’s or any subsidiary’s real property regardless of whether such mortgage encumbers the property sold. The Company has obligated itself not to grant any mortgages on any of its property located in the Capitol Center District in Providence, Rhode Island, other than Parcels 3S and 5, and to cause its subsidiaries not to grant any such mortgages, in each case without the consent of the holders of two-thirds of the outstanding principal face amount of the Dividend Notes. The Dividend Notes contain other customary terms and conditions. The interest payments on an annual basis total $590,000.

Exercise of purchase option by Global:

Since 1998, the Company and Global have been parties to a lease agreement whereby the Company operates the entire Facility for Global. The Company is responsible for labor, insurance, a portion of the real property taxes and other operating expenses, as well as certain capital improvements.

Under the terms of the Option Agreement between the Company and Global dated June 9, 2003 (the “Option Agreement”), on April 27, 2012, Global preliminarily exercised its option to purchase the Company’s Facility. In compliance with the Option Agreement, the Company thereafter provided Global with a calculation of Adjusted Book Value (as that term is defined in the Option Agreement) of the Facility, which amounted to $19,700,000. Global then elected to proceed with the determination of Appraised Value (as defined in the Option Agreement). Global and the Company each selected an appraiser. Global and the Company elected to defer selection of a third appraiser until their respective appraisers completed their appraisals and discussed the results. The Company’s appraiser arrived at an appraised value of $46,200,000 for the Facility. Global’s appraiser arrived at a value of $15,400,000 for the Facility. As required by the Option Agreement, the two appraisers then engaged a third appraiser whose appraisal is expected to be completed on or before March 31, 2013. Absent agreement amongst the three appraisers, the Appraised Value will be the average of the two appraisals that are closest to one another. Upon the determination of the Appraised Value, Global has the right to either rescind the notice of preliminary exercise or elect to commence a feasibility study and inspection period. At any time during the 180-day period of the feasibility study and inspection, Global may elect to rescind its notice of preliminary exercise. If Global fails to do so, then the exercise becomes final subject to the usual and customary closing conditions and the parties have not less than 90 days nor more than 120 days to close the transaction. However, the Company may, at its sole discretion, delay the closing for a period not to exceed twelve months. Under the Option Agreement, if Global elects to proceed with the purchase, it must pay the greater of (a) the Adjusted Book Value or (b) the Appraised Value.

On May 1, 2012, the Company gave Global notice of non-extension of the Global lease. Accordingly, the Global lease will expire on April 30, 2013. Global is solely responsible for the removal of its inventory and the cleaning of the tanks prior to May 1, 2013 and the costs associated with these activities.

Management has prepared, and the Board has approved, a marketing plan for the Facility. Pursuant to the plan, the Company is marketing the Facility for lease to multiple users for temporary storage and distribution of heating oil and Ultra Low Sulfur Diesel (“ULSD”). Management cannot presently determine when such future arrangements will commence and the financial terms thereof.

During 2012, the Company’s operating activities provided an additional $2,680,000 of cash which was approximately $400,000 less than the cash provided by operating activities for the year ended December 31, 2011. The principal reason for the difference was the overpayment of income taxes in 2011 which reduced tax payments in 2011, offset in part by a reduction in outstanding accounts payable at December 31, 2011. Cash and cash equivalents at December 31, 2012 increased $500,000 from the 2011 level; in 2012, the Company’s expenditures for properties and equipment were $400,000 lower than in 2011. In 2012, the Company made cash payments of $3,855,000 for dividends and $1,300,000 in principal payments on the note payable to the Bank (including $1,000,000 in a prepayment).

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At December 31, 2012, the Company had cash of $2,678,000. The Company maintains all of its cash in non-interest bearing checking accounts in one bank which were fully insured by the Federal Deposit Insurance Corporation (“FDIC”). Effective January 1, 2013, the FDIC reduced the insurance on all non-interest bearing bank accounts to a maximum of $250,000. In connection with the December 2012 Amended and Restated Loan Agreement, the Company is required to maintain unencumbered liquid assets (cash and marketable securities) of $1,000,000 at the Bank.

The current economic conditions have had limited impact on the Company’s results of operations to date. As none of the Company’s leases require the tenant to provide financial information, the Company has no information concerning the impact of current economic conditions on its major tenants.

Under the terms of the Company’s long-term land leases, appraisals of the premises are periodically required at various stated intervals to provide the basis for recalculating the annual rent. However, if as a result of such appraisal the annual rent is calculated to be less than the then current rent, the annual rent will remain at the current level. An appraisal of Parcel 5 has been undertaken to determine what amount, if any, the annual rent will be increased April 1, 2013. The current annual rent is $344,000.

At December 31, 2012, the Company has three tenants in a portion of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $119,000. The Company is currently marketing the remaining portions of the building for lease.

Under the Company’s lease with Global, the annual cost-of-living adjustment was $99,000 effective May 1, 2012.

From time to time, unanticipated events at the Company’s Terminal can result in short-term cash requirements. See Part I, Item 1, Petroleum Storage, Environmental.

In 2012, the Company prepaid $1,000,000 on its note payable. Further prepayments will depend on the Company’s level of available cash.

In light of the extraordinary dividend paid in December 2012, in January 2013, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings, financial performance, including whether Global ultimately elects to purchase the Facility and, if not, the Company’s success, or lack thereof, in marketing the Terminal for short-term storage and distribution of heating oil and ULSD. Should the Facility become idle, monthly cash outlays to maintain the Facility will be approximately $80,000.

The Company expects that cash generated from current operations will continue to be sufficient to meet operating expenses, debt service and ordinary capital expenditures.

At December 31, 2012, the Company has no non-cancellable contract obligations other than two operating leases for billboard locations for which the rent expense is not material in amount.

Item 8.	Consolidated Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors

Capital Properties, Inc.

East Providence, Rhode Island

We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

March 11, 2013

A Limited Liability Partnership

10 Weybosset Street, Suite 700, Providence, RI 02903 • (p) 401.421.4800 • 1.800.927.LGCD • (f) 401.421.0643 • www.lgcd.com

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

ASSETS

Properties and equipment (net of accumulated depreciation)	$21,359,000	$22,097,000
Cash	2,678,000	2,178,000
Income taxes receivable	—	45,000
Prepaid and other	522,000	652,000

	$24,559,000	$24,972,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable:
Bank ($288,000 due within one year at December 31, 2012)	$5,725,000	$4,000,000
Dividend notes	11,787,000	—
Accounts payable and accrued expenses:
Property taxes	303,000	291,000
Environmental incidents:
Pipeline rupture	—	76,000
Environmental remediation	81,000	81,000
Other	331,000	242,000
Deferred:
Leasing revenues	—	70,000
Income taxes, net	5,390,000	5,641,000

	23,617,000	10,401,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,789,778 shares and 3,744,192 shares at December 31, 2012 and 2011, respectively	38,000	37,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,810,134 shares and 2,855,720 shares at December 31, 2012 and 2011, respectively	28,000	29,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	782,000	11,762,000
Retained earnings	94,000	2,743,000

	942,000	14,571,000

	$24,559,000	$24,972,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011

Revenues:
Leasing	$4,202,000	$3,875,000
Petroleum storage facility:
Contractual	3,954,000	3,850,000
Reimbursement of tank repairs	—	511,000

	8,156,000	8,236,000

Expenses:
Leasing	1,063,000	1,064,000
Petroleum storage facility:
Operating	2,388,000	2,303,000
Pipeline rupture	—	90,000
Tank repairs	—	90,000
General and administrative	1,217,000	968,000
Interest	207,000	315,000

	4,875,000	4,830,000

Income before income taxes	3,281,000	3,406,000

Income tax expense (benefit):
Current	1,519,000	1,285,000
Deferred	(251,000)	89,000

	1,268,000	1,374,000

Net income	$2,013,000	$2,032,000

Basic income per share, based upon 6,599,912 shares outstanding	$.31	$.31

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2012 and 2011
	Class A Common Stock	Class B Common Stock	Excess Stock	Capital in Excess of Par	Retained Earnings	Total Shareholders’ Equity

Balance, January 1, 2011	$37,000	$29,000	$—	$11,762,000	$1,503,000	$13,331,000

Dividends paid on common stock based upon 6,599,912 shares outstanding, $.12 per share					(792,000)	(792,000)

Net income for the year					2,032,000	2,032,000

Balance, December 31, 2011	37,000	29,000	—	11,762,000	2,743,000	14,571,000

Conversion of Class B common stock to Class A common stock	1,000	(1,000)				—

Quarterly dividends paid on common stock based upon 6,599,912 shares outstanding, $.12 per common share					(792,000)	(792,000)

Extraordinary dividend paid December 27, 2012 on common stock based upon 6,599,912 shares outstanding, $2.25 per common share				(10,980,000)	(3,870,000)	(14,850,000)

Net income for the year					2,013,000	2,013,000

Balance, December 31, 2012	$38,000	$28,000	$—	$782,000	$94,000	$942,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,013,000	$2,032,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	856,000	838,000
Amortization of deferred financing fees	6,000	5,000
Accrued leasing revenues	—	(12,000)
Deferred:
Income taxes	(251,000)	89,000
Leasing revenues	(70,000)	(300,000)
Changes in assets and liabilities:
Increase in:
Prepaid and other	(44,000)	—
Accounts payable and accrued expenses	125,000	—
Decrease in:
Income taxes receivable	45,000	724,000
Prepaid and other	—	70,000
Accounts payable and accrued expenses	—	(374,000)

Net cash provided by operating activities	2,680,000	3,072,000

Cash used in investing activities:
Properties and equipment:
Payments for acquisitions	(152,000)	(553,000)
Reimbursement of costs of previously recorded asset	34,000	—
Related party transaction:
Advance	(100,000)	(119,000)
Payment	199,000	—

Net cash used in investing activities	(19,000)	(672,000)

Cash flows from financing activities:
Proceeds from note payable, bank	3,025,000	—
Payments:
Note payable, bank	(1,300,000)	(1,825,000)
Deferred financing fees	(31,000)	—
Dividends	(3,855,000)	(792,000)

Net cash used in financing activities	(2,161,000)	(2,617,000)

Increase (decrease) in cash	500,000	(217,000)
Cash, beginning	2,178,000	2,395,000

Cash, ending	$2,678,000	$2,178,000

Supplemental disclosure:
Cash paid for:
Income taxes (net of refund of $161,000 in 2011)	$1,474,000	$561,000

Interest	$218,000	$318,000

Non-cash activities:
Investing, advance to related party financed through accounts payable	$—	$100,000

Financing, issuance of dividend notes payable	$11,787,000	$—

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”) operate in two segments, leasing and petroleum storage.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of the parking garage and Parcels 6B and 6C), the leasing of a portion of its building (“Steeple Street Building”) under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements to Metropark, Ltd. (“Metropark”).

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

Use of estimates:

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash, receivables and payables, approximate their respective book values because of their short-term nature. The fair value of the bank note payable approximates its book value and was determined using borrowing rates currently available to the Company for loans with similar terms and maturities. Based upon an opinion obtained by the Company from an investment banking firm, the fair value of the dividend notes payable approximates their book value. The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

Properties and equipment:

Properties and equipment are stated at cost. Acquisitions and additions are capitalized while routine maintenance and repairs, which do not improve the asset or extend its life, are charged to expense when incurred. Depreciation is being provided by the straight-line method over the estimated useful lives of the respective assets.

The Company follows GAAP when accounting for the impairment or disposal of long-lived assets, which requires that properties and equipment held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value and the estimated fair value of the asset.

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2012 and 2011, the Company had no cash equivalents. The Company maintains all of its cash in non-interest bearing checking accounts in one bank which were fully insured by the Federal Deposit Insurance Corporation (“FDIC”). Effective January 1, 2013, the FDIC reduced the insurance on all non-interest bearing bank accounts to a maximum of $250,000.

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

Certain of the Company’s long-term land leases, including the outdoor advertising locations, provide for presently known scheduled rent increases over the remaining terms (21 to 142 years). The Company follows GAAP in accounting for leases by recognizing leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as revenue that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.

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

The Company follows GAAP in accounting for uncertainty in income taxes. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The Company will report any tax-related interest and penalties related to uncertain tax positions as a component of income tax expense.

Legal fees:

The Company recognizes legal fees as incurred.

Basic earnings per common share:

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.

New accounting standards:

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects that none of the new standards will have a significant impact on its consolidated financial statements.

3.	Properties and equipment:

Properties and equipment consist of the following:

	Estimated
	Useful Life	December 31,
	in Years	2012	2011
Properties on lease or held for lease:
Land and land improvements	—	$4,701,000	$4,701,000
Building and improvements, Steeple Street	39	5,545,000	5,411,000

		10,246,000	10,112,000

Petroleum storage facility, on lease:
Land and land improvements	—	5,561,000	5,591,000
Buildings and structures	30	1,846,000	1,833,000
Tanks and equipment	15-20	14,626,000	14,625,000

		22,033,000	22,049,000

Office equipment	5-10	83,000	83,000

		32,362,000	32,244,000

Less accumulated depreciation:
Properties on lease or held for lease		581,000	374,000
Petroleum storage facility, on lease		10,349,000	9,706,000
Equipment		73,000	67,000

		11,003,000	10,147,000

		$21,359,000	$22,097,000

4.	Notes payable:

Bank loan:

In April 2010, the Company borrowed $6,000,000 from a bank. The loan bore interest at an annual rate of 6% and had a term of ten years with repayment on a 20-year amortization schedule (monthly principal payments of $25,000 plus interest) and a balloon payment due in April, 2020 when the loan was due to mature. The Note contained customary covenant terms and conditions and permitted repayment in whole or in part at any time without penalty if the prepayment was made from internally generated funds. As collateral for the loan, the Company granted the Bank a mortgage on Parcels 3S and 5 in the Capital Center. The proceeds of the loan were used primarily to fund a special dividend of $5,478,000 to shareholders which represented the Company’s earnings and profits as calculated for federal income tax purposes at December 31, 2009. In 2011 and 2012, the Company made principal prepayments of $1,525,000 and $1,000,000, respectively.

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement pursuant to which the Company refinanced the $2,700,000 remaining balance of the 2010 debt to the Bank and borrowed an additional $3,025,000, the net proceeds of which were used to pay part of an extraordinary dividend of $2.25 per share to shareholders of record on December 17, 2012 (see Note 8). Pursuant to the Amended and Restated Loan Agreement, the Company amended and restated the then existing note to the Bank, the first mortgage on Parcel 3S and 5 and certain other loan documents. For the first five years, the loan bears interest at the annual rate of 3.34% and thereafter will bear interest on either a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25%, or a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate. The loan has a term of ten years with repayment on a 20-year amortization schedule (monthly principal payments of $24,000 plus interest) and a balloon payment of $2,869,000 in December 2022. Pursuant to the Amended and Restated Loan Agreement, the Company is required to maintain a debt service coverage ratio of 1.2 to 1 with respect to the two mortgaged properties and to maintain unencumbered liquid assets (cash or marketable securities) of $1,000,000 at the Bank. The Amended and Restated Loan Agreement and the related loan documents contain other customary terms and conditions.

The following is a schedule of principal payments for the remaining term of the note payable:

Year ending December 31,
2013	$288,000
2014	288,000
2015	288,000
2016	288,000
2017	288,000
2018 to 2022	4,285,000

$5,725,000

In connection with the 2010 borrowing, the Company incurred financing fees totaling $55,000, which were being amortized by the straight-line method, resulting in a balance of $40,000 at the date of refinancing. In connection with the 2012 borrowing, the Company incurred an additional $31,000 in financing fees. The total of $71,000 will be amortized by the straight-line method over the 10-year term of the note (which approximates the effective interest rate method). Amortization of deferred financing fees is included in interest expense on the accompanying consolidated statements of income.

Dividend notes:

On December 27, 2012, in connection with the payment of the dividend described above, the Company issued $11,787,000 in principal face amount of 5% dividend notes due December 26, 2022 (the “Dividend Notes”). The Dividend Notes are unsecured general obligations of the Company bearing interest at the annual rate of 5% payable semi-annually on June 15 and December 15 to note holders of record on June 1 and December 1 of each year. The Dividend Notes may be redeemed in whole or in part at any time and from time to time at the option of the Company. The Dividend Notes are subject to mandatory redemption in an amount equal to the Net Proceeds from the sale of any real property owned by the Company or any of its subsidiaries. Net Proceeds is defined as the gross cash received by the Company from any such sale reduced by the sum of (a) costs relating to the sale, (b) federal and state income taxes as a result of the sale, and (c) the amount used by the Company to pay in whole or in part financial institution debts secured by a mortgage of the Company’s or any subsidiary’s real property regardless of whether such mortgage encumbers the property sold. The Company has obligated itself not to grant any mortgages on any of its property located in the Capitol Center District in Providence, Rhode Island, other than Parcels 3S and 5, and to cause its subsidiaries not to grant any such mortgages, in each case without the consent of the holders of two-thirds of the outstanding principal face amount of the Dividend Notes. The Dividend Notes contain other customary terms and conditions.

5.	Description of leasing arrangements:

Long-term land leases:

As of December 31, 2012, the Company had entered into nine long-term land leases, including the Parcel 6A lease discussed below. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. For the years ended December 31, 2012 and 2011, the real property taxes attributable to the Company’s land under these nine leases totaled $1,293,000 and $1,247,000, respectively.

Under two of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenants) which totaled $76,000 and $64,000 for the years ended December 31, 2012 and 2011, respectively.

In 2005, a long-term land lease commenced on an undeveloped parcel (Parcel 6) on which two residential buildings were planned. One building containing 96 apartments (120,000 gross square feet) was completed in September 2009. On May 8, 2012, the designee of the holder of the leasehold mortgage on the parcel received title to the premises through a foreclosure deed. On May 18, 2012, the Company entered into three amended and restated leases, each for a portion of the parcel, with single purpose entities formed by the designee of the holder of the leasehold mortgage. Each of the leases has an initial term of approximately 95 years with two renewal terms of fifty years each. The lease for the portion of the parcel (6A) on which the improvements have been completed provides for an annual rent of $300,000 subject to periodic cost-of-living and appraisal adjustments. The portions of the parcel (6B and 6C) on which construction has not commenced have different rental terms. With respect to Parcel 6B, commencing July 1, 2012, the annual rent is $175,000. As to Parcel 6C, there is no rent until July 1, 2015, at which time the annual rent is $200,000. In each case, the rent is subject to periodic adjustment. The ground leases are non-recourse to each of the tenants. With respect to the Parcel 6B and 6C leases, an affiliate of the leasehold mortgagee has guaranteed the payment by the tenants of rent and real property taxes as well as certain other tenant monetary obligations for a two-year period which commenced on May 18, 2012. Commencing May 18, 2014, the lessees of the Parcel 6B and 6C leases each has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice.

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

The Company also leases various parcels of land for outdoor advertising purposes to Lamar under a lease having a remaining term of 21 years. The lease provides, among other things, the following: (1) the base rent will increase annually in fixed increases of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company the difference between 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period reduced by the sum of (a) commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period (“contingent revenue”). For the years ended December 31, 2012 and 2011, contingent revenues totaled $84,000 and $92,000, respectively. The Lamar lease contains other terms and conditions customary to such instruments.

At December 31, 2012, there are 24 locations under lease with 46 billboard faces. Of these locations, 22 are controlled through permanent easements and two are leased from third parties under operating leases with remaining terms of five years or less.

Minimum future contractual rental payments to be received from non-cancellable long-term leases as of December 31, 2012 are:

Year ending December 31,

2013	$3,302,000
2014	3,379,000
2015	3,597,000
2016	3,715,000
2017	3,750,000
2018 to 2153	755,875,000

$773,618,000

For those leases with presently known scheduled rent increases at December 31, 2012 and 2011, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) and the portion of the excess of straight-line over contractual rentals which management has concluded is realizable when payable over the terms of the leases are as follows:

	2012	2011
Cumulative excess of straight-line over contractual rentals	$52,277,000	$49,520,000
Amount management has not been able to conclude is collectible	52,235,000	49,478,000

Accrued leasing revenues, which are included in prepaid and other on the accompanying consolidated balance sheets	$42,000	$42,000

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

At December 31, 2012, the Company has three tenants occupying 56% of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $119,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At December 31, 2012 and 2011, the excess of straight-line over contractual rentals is $12,000, which is included in prepaid and other on the accompanying consolidated balance sheets. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

6.	Petroleum storage facility and environmental incidents:

Exercise of purchase option by Global:

Since 1998, the Company and Global have been parties to a lease agreement whereby the Company operates the entire Facility for Global. The Company is responsible for labor, insurance, a portion of the real property taxes and other operating expenses, as well as certain capital improvements.

Under the terms of the Option Agreement between the Company and Global dated June 9, 2003 (the “Option Agreement”), on April 27, 2012, Global preliminarily exercised its option to purchase the Company’s Facility. In compliance with the Option Agreement, the Company thereafter provided Global with a calculation of Adjusted Book Value (as that term is defined in the Option Agreement) of the Facility which amounted to $19,700,000. Global then elected to proceed with the determination of Appraised Value (as defined in the Option Agreement). Global and the Company each selected an appraiser. Global and the Company elected to defer selection of a third appraiser until their respective appraisers completed their appraisals and discussed the results. The Company’s appraiser arrived at an appraised value of $46,200,000 for the Facility. Global’s appraiser arrived at a value of $15,400,000 for the Facility. As required by the Option Agreement, the two appraisers then engaged a third appraiser whose appraisal is expected to be completed on or before March 31, 2013. Absent agreement amongst the three appraisers, the Appraised Value will be the average of the two appraisals that are closest to one another. Upon the determination of the Appraised Value, Global has the right to either rescind the notice of preliminary exercise or elect to commence a feasibility study and inspection period. At any time during the 180-day period of the feasibility study and inspection, Global may elect to rescind its notice of preliminary exercise. If Global fails to do so, then the exercise becomes final subject to the usual and customary closing conditions and the parties have not less than 90 days nor more than 120 days to close the transaction. However, the Company may, at its sole discretion, delay the closing for a period not to exceed twelve months. Under the Option Agreement, if Global elects to proceed with the purchase, it must pay the greater of (a) the Adjusted Book Value or (b) the Appraised Value.

On May 1, 2012, the Company gave Global notice of non-extension of the Global lease. Accordingly, the Global lease will expire on April 30, 2013. Global is solely responsible for the removal of its inventory and the cleaning of the tanks prior to May 1, 2013 and the costs associated with these activities.

Management has prepared, and the Board has approved, a marketing plan for the Facility. Pursuant to the plan, the Company is marketing the Facility for lease to multiple users for temporary storage and distribution of heating oil and Ultra Low Sulfur Diesel (“ULSD”). Management cannot presently determine when such future arrangements will commence and the financial terms thereof.

The monthly rent at January 1, 2011 was $303,000 and increased to $311,000 in May 2011 and $319,000 in May 2012, as a result of the scheduled annual cost-of-living adjustments. In addition, Global reimburses the Company for real property taxes in excess of $106,000 annually and certain other expenses as required by the lease.

Wilkesbarre Pier:

The Pier is a deep-water pier in East Providence, Rhode Island owned by the Company which is integral to the operation of the Terminal. The Pier and the Terminal are connected by two petroleum pipelines which the Company has a permanent right to use.

Pipeline rupture (2011):

On August 31, 2011, while excavating in connection with the construction of a highway for the Rhode Island Department of Transportation (“RIDOT”), Cardi Corporation (“Cardi”) ruptured an underground pipeline controlled and used by the Company for the transportation of ULSD from the Wilkesbarre Pier to its Petroleum Storage Facility. At the time, the Company was receiving product from a barge and, as a result of the rupture, approximately 70,000 gallons of ULSD were discharged. Pursuant to the Company’s Emergency Response Plan, representatives of the Company took control of the spill site and coordinated the response of various governmental agencies as well as private contractors. Approximately 56,000 gallons of spilled diesel were recovered. On September 6, 2011, the Company turned over the responsibility for the cleanup to Cardi.

The Company notified the required government agencies and its insurance carriers of the rupture.

Management’s estimate of the total cost incurred by the Company in responding to the emergency and repairing the pipeline was $349,000, which amount was accrued as an expense at September 30, 2011, and the Company determined that no receivable could be recorded at that time. In November 2011, Cardi paid the Company $89,000, which amount was offset against the expense previously recorded. During the fourth quarter of 2011, the Company paid an additional $14,000 in connection with the pipeline rupture. At December 31, 2011, the Company determined that $184,000 of the remaining liability was assumed by Cardi. The Company reduced the previously recorded liability and expense by that amount. In February 2012, Cardi paid the $184,000. In May 2012, Cardi paid both the remaining $76,000 and the $14,000, and the Company reduced the accrued liability and recorded the $90,000 as a reduction of expense on the accompanying consolidated statement of income for the year ended December 31, 2012.

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

The final cost of the cleanup, inspection and repair of the tank was $533,000, all of which was recorded as an expense at December 31, 2010. The tank was placed back in service in February 2011. In June 2011, Global paid the Company $458,000 which is recorded in petroleum storage facility revenues, reimbursement of tank repairs on the accompanying consolidated statement of income for the year ended December 31, 2011. The difference relates to the $75,000 cost of epoxy coating the bottom of Tank 153 which the Company paid.

The testing of certain of the Company’s other tanks revealed the presence of corrosive microbial contaminants in Tanks 151 and 32. Both tanks were treated with a biocide and continue to be monitored and treated as necessary. Since Tank 32 had been inspected in June 2010, the Company believes that the contaminants have not affected the integrity of this tank bottom. However, since Tank 151 had not been inspected since construction in 2006, the Company took this tank out of service in February 2011. The tank was emptied of product, and an inspection of the tank bottom revealed minor corrosion. The Company completed the repairs recommended by the inspectors and applied an epoxy coating to the bottom of Tank 151 at a cost of $50,000, which has been included in petroleum storage facility expenses, operating on the accompanying consolidated statement of income for the year ended December 31, 2011. The tank was back in service in May 2011. Exclusive of the epoxy coating, the total cost of cleanup, inspection and repair of Tanks 151 and 32 was $40,000 which Global paid the Company in September 2011 and is recorded in petroleum storage facilities revenues, reimbursement of tank repairs on the accompanying consolidated statement of income for the year ended December 31, 2011.

Tank repairs related to this incident have been presented as a separate line item within petroleum storage facility expenses on the accompanying consolidated statement of income for the year ended December 31, 2011. Routine tank repairs continue to be included with petroleum storage facility operating expenses on the accompanying consolidated statements of income.

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

In April 2009, the Company sued Power Test and Getty Properties Corp. in the Rhode Island Superior Court seeking remediation of the site or, in the alternative, the cost of the remediation. On May 1, 2009, Power Test and Getty Properties Corp. removed the action to the United States District Court for the District of Rhode Island (“the Court”). On May 22, 2009, Power Test and Getty Properties Corp. answered the Complaint and filed a Counterclaim against Dunellen, LLC and Capital Terminal Company alleging that Dunellen, LLC and Capital Terminal Company are responsible for the contamination. Getty Properties Corp. and Power Test joined Getty Petroleum Marketing, Inc., the tenant under a long-term lease with Getty Properties Corp. of the adjacent property, as a defendant. The Company amended its Complaint to add Getty Petroleum Marketing, Inc. as a defendant. Getty Petroleum Marketing, Inc. moved for summary judgment against the Company, Getty Properties Corp. and Power Test. On December 5, 2011, Getty Petroleum Marketing, Inc. filed for bankruptcy under Chapter 11 of the United States Bankruptcy Act. Thereafter, with Bankruptcy Court approval, Getty Petroleum Marketing, Inc. rejected its lease with Getty Properties Corp. On August 24, 2012, the Bankruptcy Court approved a plan to liquidate Getty Petroleum Marketing, Inc. On January 15, 2013, the Court granted Getty Petroleum Marketing, Inc.’s motion for summary judgment against the Company, Getty Properties Corp. and Power Test, dismissing the Company’s third-party complaint.

The parties are awaiting a scheduling order from the Court. There can be no assurance that the Company will prevail in this litigation.

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

7.	Income taxes:

Income tax expense (benefit) is comprised of the following components:

	2012	2011
Current:
Federal	$1,196,000	$1,003,000
State	323,000	282,000

	1,519,000	1,285,000

Deferred:
Federal	(195,000)	92,000
State	(56,000)	(3,000)

	(251,000)	89,000

	$1,268,000	$1,374,000

For the years ended December 31, 2012 and 2011, a reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:

	2012	2011

Computed “expected” tax	$1,116,000	$1,158,000
Increase in “expected” tax resulting from state income tax, net of federal income tax benefit	177,000	184,000
Net effect of historic tax credit	—	32,000
Other	(25,000)	—

	$1,268,000	$1,374,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2012	2011
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis:
Cost differences	$3,816,000	$3,752,000
Depreciation differences	1,668,000	1,946,000

	5,484,000	5,698,000
Insurance premiums and accrued leasing revenues	125,000	93,000

	5,609,000	5,791,000
Deferred tax assets	(219,000)	(150,000)

	$5,390,000	$5,641,000

The Company’s federal and various state income tax returns for the years subsequent to 2008 remain subject to examination.

The Company follows GAAP when reviewing all its tax positions and has determined that no reserves are required.

8.	Shareholders’ equity:

In November 2008, the Company restated its Articles of Incorporation:

•	To create a new class of common stock of the Company to be designated Class B Common Stock consisting of 3,500,000 shares, $.01 par value per share;

•	To increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 shares; and

•	To provide for certain transfer and ownership restrictions as set forth therein.

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

Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at any time. For the years ended December 31, 2012 and 2011, the number of shares converted was 45,586 shares and 16,318 shares, respectively.

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

On January 29, 2013, the Board of Directors of the Company approved submitting to the shareholders at the 2013 annual meeting Amended and Restated Articles of Incorporation which, among other things, would eliminate the Class B Common shares and automatically convert all Class B Common shares into an equivalent number of Class A Common shares, and all restrictions that presently exist with respect to the ownership of Class A and Class B Common stock would be eliminated. The Board took this action after concluding that conversion to a REIT was unlikely to occur at any time in the foreseeable future.

On December 7, 2012, the Company’s Board of Directors declared a dividend of $2.25 per share ($14,850,000) to shareholders of record as of December 17, 2012. For shareholders owning 100 or more shares, the dividend was payable 20%, or $.45 per share, in cash and 80%, or $1.80 per share, in Dividend Notes to be issued by the Company. Shareholders owning less than 100 shares of any class of Company stock where the shares were titled in their names and not held by a broker, received 100% of the dividend in cash unless they elected to receive it 20% in cash and 80% in Dividend Notes. The dividend was paid on December 27, 2012, at which time the Company paid out $3,063,000 in cash, and issued $11,787,000 in 5% Dividend Notes described in Note 4 above. In accordance with GAAP, at December 7, 2012, the Company’s retained earnings of $3,870,000 was reduced to zero and the remaining $10,980,000 was offset against capital in excess of par. In connection with the declaration of the dividend, the Company’s Board of Directors received a solvency opinion from an investment banking firm to the effect that the dividend would not result in the Company’s liabilities exceeding its assets and would not render the Company insolvent.

9.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of the Company’s segments:

	December 31,
	2012	2011
Leasing:
Revenues:
Long-term leases:
Contractual	$3,254,000	$2,995,000
Contingent	160,000	156,000
Short-term leases:
Contractual	788,000	712,000
Non-cash, excess of straight-line over contractual rentals	—	12,000

	$4,202,000	$3,875,000

Property tax expense	$607,000	$582,000

	December 31,
	2012	2011

Depreciation	$207,000	$186,000

Income before income taxes	$3,139,000	$2,811,000

Assets	$9,885,000	$9,943,000

Properties and equipment, additions	$134,000	$343,000

Petroleum storage:
Revenues:
Contractual	$3,954,000	$3,850,000
Reimbursement of tank repairs	—	511,000

Total revenues	$3,954,000	$4,361,000

Property tax expense	$252,000	$243,000

Depreciation	$643,000	$646,000

Income before income taxes	$1,566,000	$1,878,000

Assets	$12,360,000	$12,984,000

Properties and equipment:
Additions to properties and equipment	$18,000	$92,000

Reimbursement of costs of previously recorded asset	$(34,000)	$—

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements:

	December 31,
	2012	2011
Revenues for operating segments:
Leasing	$4,202,000	$3,875,000
Petroleum storage	3,954,000	4,361,000

Total consolidated revenues	$8,156,000	$8,236,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$607,000	$582,000
Petroleum storage	252,000	243,000

	859,000	825,000
Unallocated corporate property tax expense	2,000	2,000

Total consolidated property tax expense	$861,000	$827,000

Depreciation:
Depreciation for operating segments:
Leasing	$207,000	$186,000
Petroleum storage	643,000	646,000

	850,000	832,000
Unallocated corporate depreciation	6,000	6,000

Total consolidated depreciation	$856,000	$838,000

Income before income taxes:
Income for operating segments:
Leasing	$3,139,000	$2,811,000
Petroleum storage	1,566,000	1,878,000

	4,705,000	4,689,000
Unallocated corporate expenses	(1,217,000)	(968,000)
Interest expense	(207,000)	(315,000)

Total consolidated income before income taxes	$3,281,000	$3,406,000

	December 31,
	2012	2011
Assets:
Assets for operating segments:
Leasing	$9,885,000	$9,943,000
Petroleum storage	12,360,000	12,984,000

	22,245,000	22,927,000
Corporate cash and cash equivalents	2,233,000	1,984,000
Other unallocated amounts	81,000	61,000

Total consolidated assets	$24,559,000	$24,972,000

Properties and equipment:
Additions to properties and equipment:
Leasing	$134,000	$343,000
Petroleum storage	18,000	92,000

Total consolidated additions	$152,000	$435,000

Reimbursement of costs of previously recorded asset, petroleum storage	$(34,000)	$—

The following table sets forth those customers whose revenues exceed 10% of the Company’s segment revenues in either year:

	2012	2011
Leasing segment:
Lamar Outdoor Advertising, LLC	$893,000	$880,000
Metropark, Ltd	606,000	585,000
One Citizens Plaza Holdings LLC	485,000	485,000
Intercontinental Real Estate Investment Fund IV LLC	456,000	328,000
AvalonBay Communities, Inc.	404,000	400,000

	$2,844,000	$2,678,000

Petroleum storage segment: Global Companies, LLC	$3,954,000	$4,361,000

10.	Related party transaction:

The Company and Providence and Worcester Railroad Company (“the Railroad”) have a common controlling shareholder. The Company has the right to use certain pipelines located in the right of way of the Railroad which were constructed by Getty Oil Company (Eastern Operations), Inc. (“GettyEO”). Pursuant to an agreement between the Railroad and GettyEO dated August 6, 1975, the Railroad has the right to relocate any portion of the pipelines located within the Railroad’s right of way. The Company supported the extension of Waterfront Drive, so-called, up to Dexter Road and adjacent to the Company’s Terminal, which road was constructed on the Railroad right of way. The road was completed in November 2012. The State of Rhode Island’s plans for the Waterfront Drive extension required a relocation of a portion of the pipelines which the Railroad had the right to relocate. RIDOT entered into an agreement with the Railroad (the “RIDOT Agreement”) to reimburse the Railroad for reasonable costs incurred by it in relocating the pipelines, which were originally estimated to be $159,000. Any substantial change to the estimate requires the approval of RIDOT.

In May 2011, the Company entered into an agreement with the Railroad to act as the Railroad’s agent with respect to the relocation of the pipelines. The Company, without receiving compensation, is obligated under the agreement to select, direct and supervise all subcontractors subject to the Railroad’s approval. Upon the Railroad’s receipt of invoices from the contractors, the Railroad requires the Company to verify the accuracy of the invoices and submit a check to the Railroad covering the amount of the invoices. The Railroad pays the invoices, using the funds advanced by the Company. The Railroad is then obligated to submit the invoices to RIDOT for reimbursement. Any reimbursements received by the Railroad from RIDOT are required to be paid to the Company in a timely manner. Any shortfall in RIDOT’s reimbursement is borne by the Company.

At December 31, 2011, costs incurred to relocate the pipeline totaled $219,000, which amount is included in prepaid and other on the accompanying consolidated balance sheet at December 31, 2011. The Railroad submitted the total amount to RIDOT in February 2012; in March and December 2012, RIDOT reimbursed the Railroad a total of $198,000, which the Railroad in turn paid to the Company. RIDOT has retained the remaining $21,000 pending its audit of the project, which amount is included in prepaid and other on the accompanying consolidated balance sheet at December 31, 2012. The Company believes the remaining $21,000 will ultimately be paid.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of published financial statements in accordance with United States generally accepted accounting principles.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2012.

Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2012, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2012, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2013 Annual Meeting of Shareholders to be filed with the SEC.

The following are the executive officers of the Registrant:

Name	Age	Office Held	Date of First Election to Office

Robert H. Eder	80	President, Capital Properties, Inc.	1995
Barbara J. Dreyer	74	Treasurer, Capital Properties, Inc.	1997
Stephen J. Carlotti	70	Secretary, Capital Properties, Inc.	1998
Todd D. Turcotte	41	Vice President, Capital Properties, Inc.	2008

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

The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Company and Providence & Worcester Railroad Company (“the Railroad”) have a common controlling shareholder. The Company has the right to use certain pipelines located in the Railroad’s right of way which were constructed by Getty Oil Company (Eastern Operations), Inc. (“GettyEO”). Pursuant to an agreement between the Railroad and GettyEO dated August 6, 1975, the Railroad has the right to relocate any portion of the pipelines located within the Railroad’s right of way. The Company supported the extension of Waterfront Drive, so-called, up to Dexter Road and adjacent to the Company’s Terminal, which road was constructed on the Railroad right of way. The road was completed in November 2012. The State of Rhode Island’s plans for the Waterfront Drive extension required a relocation of a portion of the pipelines which the Railroad had the right to relocate. RIDOT entered into an agreement with the Railroad (the “RIDOT Agreement”) to reimburse the Railroad for reasonable costs incurred by it in relocating the pipelines, which were originally estimated to be $159,000. Any substantial change to the estimate requires the approval of RIDOT.

In May 2011, the Company entered into an agreement with the Railroad to act as the Railroad’s agent with respect to the relocation of the pipelines. The Company, without receiving compensation, is obligated under the agreement to select, direct and supervise all subcontractors subject to the Railroad’s approval. Upon the Railroad’s receipt of invoices from the contractors, the Railroad requires the Company to verify the accuracy of the invoices and submit a check to the Railroad covering the amount of the invoices. The Railroad pays the invoices, using the funds advanced by the Company. The Railroad is then obligated to submit the invoices to RIDOT for reimbursement. Any reimbursements received by the Railroad from RIDOT are required to be paid to the Company in a timely manner. Any shortfall in RIDOT’s reimbursement is borne by the Company.

At December 31, 2011, costs incurred to relocate the pipeline totaled $219,000. The Railroad submitted the total amount to RIDOT in February 2012; in March and December 2012, RIDOT reimbursed the Railroad a total of $198,000, which the Railroad in turn paid to the Company. RIDOT has retained the remaining $21,000 pending its audit of the project, which amount the Company believes will be ultimately paid.

The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

(a) Amended Loan Agreement between Bank Rhode Island and Company:

(i) Dated December 20, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s report on Form 8-K filed on December 27, 2012).

(b) Form of Dividend Note

(i) Dated December 27, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s report on Form 8-K filed on December 27, 2012).

(c) Lease between Metropark, Ltd. and Company:

(i) Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004), as amended.

(d) Miscellaneous contract:

(i) Option Agreement to Purchase Real Property and Related Assets, dated June 9, 2003, by and between Dunellen, LLC and Global Companies, LLC (incorporated by reference to Exhibit 10(b)(i) to the registrant’s report on Form 10-QSB/A for the quarterly period ended June 30, 2003), as amended.

20.1	Map of the Company’s parcels in Downtown Providence, Rhode Island

20.2	Map of the Company’s petroleum storage facility in East Providence, Rhode Island

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March xx, 2013, formatted in eXtensible Business Reporting Language:

(i)	Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011

(ii)	Consolidated Statements of Income for the Years ended December 31, 2012 and 2011

(iii)	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2012 and 2011

(iv)	Consolidated Statements of Cash Flows for the Years ended December 30, 2012 and 2011

(v)	Notes to Consolidated Financial Statements.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C.78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

DATED: March 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	March 11, 2013
Robert H. Eder
President and Director
Principal Executive Officer

/s/ Barbara J. Dreyer	March 11, 2013
Barbara J. Dreyer
Treasurer, Principal Financial Officer and Principal Accounting Officer

/s/ Alfred J. Corso	March 11, 2013
Alfred J. Corso, Director

/s/ Harris N. Rosen	March 11, 2013
Harris N. Rosen, Director