Form 10-Q
period 2013-03-31
CAPITAL PROPERTIES INC /RI/
filed 2013-04-25
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013, the Company had 3,790,249 shares of Class A Common Stock and 2,809,663 shares of Class B Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I

Item 1. Consolidated Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Properties and equipment (net of accumulated depreciation)	$21,146,000	$21,359,000
Cash	3,350,000	2,678,000
Prepaid and other	450,000	522,000

	$24,946,000	$24,559,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable:
Bank ($288,000 due within one year)	$5,653,000	$5,725,000
Dividend notes	11,787,000	11,787,000
Accounts payable and accrued expenses:
Property taxes	375,000	303,000
Environmental remediation	81,000	81,000
Other	314,000	331,000
Income taxes payable	148,000	—
Deferred income taxes, net	5,306,000	5,390,000

	23,664,000	23,617,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 3,790,249 shares at March 31, 2013 and 3,789,778 shares at December 31, 2012	38,000	38,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,809,663 shares at March 31, 2013 and 2,810,134 shares at December 31, 2012	28,000	28,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Capital in excess of par	782,000	782,000
Retained earnings	434,000	94,000

	1,282,000	942,000

	$24,946,000	$24,559,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	2013	2012
Revenues:
Leasing	$1,064,000	$1,012,000
Petroleum storage facility	999,000	976,000

	2,063,000	1,988,000

Expenses:
Leasing	283,000	270,000
Petroleum storage facility	661,000	551,000
General and administrative	355,000	263,000
Interest on notes:
Bank	49,000	61,000
Dividend notes	152,000	—

	1,500,000	1,145,000

Income before income taxes	563,000	843,000

Income tax expense (benefit):
Current	307,000	397,000
Deferred	(84,000)	(65,000)

	223,000	332,000

Net income	340,000	511,000
Retained earnings, beginning	94,000	2,743,000
Dividends on common stock in 2012 based upon 6,599,912 shares outstanding at $.03 per common share	—	(198,000)

Retained earnings, ending	$434,000	$3,056,000

Basic income per share based upon 6,599,912 shares outstanding	$.05	$.08

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$340,000	$511,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	213,000	213,000
Amortization of deferred financing fees	1,000	2,000
Deferred:
Income taxes	(84,000)	(65,000)
Leasing revenues	—	(70,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	274,000	297,000

Net cash provided by operating activities	744,000	888,000

Cash flows from investing activities:
Payments for properties and equipment	—	(73,000)
Related party transaction:
Advance	—	(100,000)
Repayment	—	152,000

Net cash used in investing activities	—	(21,000)

Cash flows from financing activities:
Payments:
Note payable	(72,000)	(75,000)
Dividends	—	(198,000)

Cash used in financing activities	(72,000)	(273,000)

Increase in cash	672,000	594,000
Cash, beginning	2,678,000	2,178,000

Cash, ending	$3,350,000	$2,772,000

Supplemental disclosures:
Cash paid for:
Income taxes	$159,000	$229,000

Interest	$48,000	$61,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”), operate in two segments, leasing and petroleum storage.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of a parking garage and Parcels 6B and 6C), the leasing of a portion of its building (“Steeple Street Building”) under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements to Metropark, Ltd. (“Metropark”).

The petroleum storage segment consists of operating the petroleum storage terminal (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island, for Global Companies, LLC (“Global”) which stores and distributes petroleum products. The Global lease expires on April 30, 2013. Thereafter, the Company plans to offer the Terminal for lease to one or more petroleum storage and distribution users.

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon. In the petroleum storage segment, the Company is responsible for the operating and maintenance expenditures, including insurance and a portion of the real property taxes, as well as certain capital improvements at the Facility; however, after April 30, 2013, the Company will be responsible for all of the real property taxes.

2.	Principles of consolidation and basis of presentation:

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2012, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the three months ended March 31, 2013 and 2012.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

4.	Properties and equipment:

Properties and equipment consists of the following:

	March 31,	December 31,
	2013	2012
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,545,000	5,545,000

	10,246,000	10,246,000

Petroleum storage facility, on lease:
Land and land improvements	5,561,000	5,561,000
Buildings and structures	1,846,000	1,846,000
Tanks and equipment	14,626,000	14,626,000

	22,033,000	22,033,000

Office equipment	83,000	83,000

	32,362,000	32,362,000

Less accumulated depreciation:
Properties on lease or held for lease	632,000	581,000
Petroleum storage facility, on lease	10,510,000	10,349,000
Office equipment	74,000	73,000

	11,216,000	11,003,000

	$21,146,000	$21,359,000

5.	Notes payable:

Bank loan:

In 2010, the Company borrowed $6,000,000 from a bank. The loan bore interest at an annual rate of 6% and had a term of ten years with repayments on a 20-year amortization schedule (monthly principal payments of $25,000 plus interest) and a balloon payment due in April 2020 when the loan was due to mature. The note contained the customary covenants, terms and conditions and permitted prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. As collateral for the loan, the Company granted the Bank a mortgage on Parcels 3S and 5 in the Capital Center. In June 2012, the Company made a principal prepayment of $1,000,000.

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) pursuant to which the Company refinanced the $2,700,000 remaining balance of the 2010 debt to the Bank and borrowed an additional $3,025,000, which was used to pay part of an extraordinary dividend of $2.25 per share to shareholders (see Note 9). The existing note to the Bank was amended and now bears interest at the annual rate of 3.34% for the first five years. Thereafter, the note will bear interest on either (a) a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25% or (b) a fixed rate of 225 basis points over the five-year Federal

Home Loan Bank of Boston Classic Advance Rate, which the Company will select at that time. The loan has a term of ten years with repayments on a 20-year amortization schedule (monthly principal payments of $24,000 plus interest) and a balloon payment of $2,869,000 in December 2022 when the loan matures. The Loan Agreement requires the Company to maintain at the Bank at least $1 Million in cash and marketable securities. The Loan Agreement further contains customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. Parcels 3S and 5 in the Capital Center continue to serve as collateral for the loan. Despite the $3,025,000 increase in the bank loan, the principal and interest payments on an annual basis remain approximately the same due to a reduction in the interest rate.

In connection with the 2010 borrowing, the Company incurred financing fees totaling $55,000, which were being amortized by the straight-line method, resulting in a balance of $40,000 at the date of refinancing. In connection with the 2012 borrowing, the Company incurred an additional $31,000 in financing fees. The total of $71,000 is being amortized by the straight-line method over the 10-year term of the note (which approximates the effective interest rate method). Amortization of deferred financing fees is included in interest expense on the accompanying consolidated statements of income and retained earnings.

Dividend notes:

On December 27, 2012, in connection with the payment of the dividend described in Note 9, the Company issued $11,787,000 in principal face amount of 5% dividend notes due December 26, 2022 (the “Dividend Notes”). The Dividend Notes are unsecured general obligations of the Company bearing interest at the annual rate of 5% payable semi-annually on June 15 and December 15 to note holders of record on June 1 and December 1 of each year. The Dividend Notes may be redeemed in whole or in part at any time and from time to time at the option of the Company. The Dividend Notes are subject to mandatory redemption in an amount equal to the Net Proceeds from the sale of any real property owned by the Company or any of its subsidiaries. Net Proceeds is defined as the gross cash received by the Company from any such sale reduced by the sum of (a) costs relating to the sale, (b) federal and state income taxes as a result of the sale, and (c) the amount used by the Company to pay in whole or in part financial institution debts secured by a mortgage of the Company’s or any subsidiary’s real property regardless of whether such mortgage encumbers the property sold. The Company has obligated itself not to grant any mortgages on any of its property located in the Capitol Center District in Providence, Rhode Island, other than Parcels 3S and 5, and to cause its subsidiaries not to grant any such mortgages, in each case without the consent of the holders of two-thirds of the outstanding principal face amount of the Dividend Notes. The Dividend Notes contain other customary terms and conditions.

6.	Description of leasing arrangements:

Long-term land leases:

As of March 31, 2013, the Company had entered into nine long-term land leases, including the Parcel 6A lease discussed below. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. The real property taxes attributable to the Company’s land under these leases totaled $324,000 and $315,000, respectively, for the three months ended March 31, 2013 and 2012.

In 2005, a long-term land lease commenced on an undeveloped parcel (Parcel 6) on which two residential buildings were planned. One building containing 96 apartments (120,000 gross square feet) was completed in September 2009. On May 8, 2012, the designee of the holder of the leasehold mortgage on the parcel received title to the premises through a foreclosure deed. On May 18, 2012, the Company entered into three amended and restated leases, each for a portion of the parcel, with single purpose entities formed by the designee of the holder of the leasehold mortgage. Each of the leases has an initial term of approximately 95 years with two renewal terms of fifty years each. The lease for the portion of the parcel on which the improvements have been completed (Parcel 6A) provides for an annual rent of $300,000 subject to periodic cost-of-living and appraisal adjustments. The portions of the parcel on which construction has not commenced (Parcels 6B and 6C) have different rental terms. With respect to Parcel 6B, commencing July 1, 2012, the annual rent is $175,000. As to Parcel 6C, there is no rent until July 1, 2015, at which time the annual rent is $200,000. In each case, the rent is subject to periodic adjustment. The ground leases are non-recourse to each of the tenants. With respect to the Parcel 6B and 6C leases, an affiliate of the leasehold mortgagee has guaranteed the payment by the tenants of rent and real property taxes as well as certain other tenant monetary obligations for a two-year period which commenced on May 18, 2012. Commencing May 18, 2014, the lessees of Parcels 6B and 6C each has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice.

Under the original Parcel 6 lease which commenced in 2005, the tenant was entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant was not required to make cash payments for Phase I rent until March 2012 when the rent credit was fully utilized. Commencing July 1, 2010, the Company reclassified each month $25,000 of deferred leasing revenues to leasing revenues. For the three months ended March 31, 2012, the Company reclassified the remaining $70,000 of deferred leasing revenues to leasing revenues.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a short-term cancellable lease.

At March 31, 2013, the Company has three tenants occupying 56 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $121,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At March 31, 2013 and December 31, 2012, the excess of straight-line over contractual rentals is $12,000, which is included in prepaid and other on the accompanying consolidated balance sheets. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 24 outdoor advertising locations containing 45 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2033. The Lamar lease provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period.

7.	Petroleum storage facility and environmental incidents:

Exercise of purchase option by Global:

Since 1998, the Company and Global have been parties to a lease agreement whereby the Company operates the entire Facility for Global. The Company is responsible for labor, insurance, a portion of the real property taxes and other operating expenses, as well as certain capital improvements.

Under the terms of the Option Agreement between the Company and Global dated June 9, 2003 (the “Option Agreement”), on April 27, 2012, Global preliminarily exercised its option to purchase the Company’s Facility. In compliance with the Option Agreement, the Company thereafter provided Global with a calculation of Adjusted Book Value (as that term is defined in the Option Agreement) of the Facility which amounted to $19,700,000. Global then elected to proceed with the determination of Appraised Value (as defined in the Option Agreement). Global and the Company each selected an appraiser and elected to defer selection of a third appraiser until their respective appraisers completed their appraisals and discussed the results. The Company’s appraiser arrived at an appraised value of $46,200,000 for the Facility. Global’s appraiser arrived at a value of $15,400,000 for the Facility. As required by the Option Agreement, the two appraisers then engaged a third appraiser whose appraisal is expected to be completed on or before May 15, 2013. Absent agreement amongst the three appraisers, the Appraised Value will be the average of the two appraisals that are closest to one another. Upon the determination of the Appraised Value, Global has the right to either rescind the notice of preliminary exercise or elect to commence a feasibility study and inspection period. At any time during the 180-day period of the feasibility study and inspection, Global may elect to rescind its notice of preliminary exercise. If Global fails to do so, then the exercise becomes final subject to the usual and customary closing conditions and the parties have not less than 90 days nor more than120 days to close the transaction. However, the Company may, at its sole discretion, delay the closing for a period not to exceed twelve months. Under the Option Agreement, if Global elects to proceed with the purchase, it must pay the greater of (a) the Adjusted Book Value or (b) the Appraised Value.

On May 1, 2012, the Company gave Global notice of non-extension of the Global lease. Accordingly, the Global lease will expire on April 30, 2013. Global is solely responsible for the removal of its inventory and the cleaning of the tanks prior to May 1, 2013 and the costs associated with these activities, which activities were commenced by Global in late March 2013. Effective May 1, 2013, the Company will be responsible for Global’s former share of the real property taxes which amounted to approximately $145,000 per year.

Management has prepared, and the Board has approved, a marketing plan for the Facility. Pursuant to the plan, the Company is marketing the Facility for lease to multiple users for temporary storage and distribution of heating oil and Ultra Low Sulfur Diesel (“ULSD”). If Global fails to purchase the Facility, the Company will consider all of its options with respect to the Facility. Management cannot presently determine whether the Company will be able to find users for the terminal and, if so, the amount of the revenue it will earn as a result.

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

Management’s estimate of the total cost incurred by the Company in responding to the emergency and repairing the pipeline was $349,000, which amount was accrued as an expense at September 30, 2011, and the Company determined that no receivable could be recorded at that time. In November 2011, Cardi paid the Company $89,000, which amount was offset against the expense previously recorded. During the fourth quarter of 2011, the Company paid an additional $14,000 in connection with the pipeline rupture. At December 31, 2011, the Company determined that $184,000 of the remaining liability was assumed by Cardi. The Company reduced the previously recorded liability and expense by that amount. In February 2012, Cardi paid the $184,000. In May 2012, Cardi paid both the remaining $76,000 and the $14,000.

Environmental incident (2002):

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified the Rhode Island Department of Environmental Management (“RIDEM”). RIDEM subsequently identified Power Test Realty Partnership (“Power Test”), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, in October 2008 a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM and remanded the proposed penalty to RIDEM for recalculation. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed penalty. In October 2009, RIDEM issued a recalculated administrative penalty, and, subsequently, the RIDEM Hearing Officer issued a recommended amended decision, which was affirmed as a final decision by the RIDEM Director in December 2009. In January 2010, Power Test appealed that decision to Superior Court. In September 2011, the Superior Court affirmed the decision of the RIDEM director. Power Test has appealed that decision to the Rhode Island Supreme Court.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	March 31, 2013	December 31, 2012
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,423,000	$5,484,000
Insurance premiums and accrued leasing revenues	88,000	125,000

	5,511,000	5,609,000
Deferred tax assets	(205,000)	(219,000)

	$5,306,000	$5,390,000

9.	Shareholders’ equity:

In November 2008, the Company restated its Articles of Incorporation:

•	To create a new class of common stock of the Company to be designated Class B Common Stock consisting of 3,500,000 shares, $.01 par value per share;

•	To increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 shares; and

•	To provide for certain transfer and ownership restrictions as set forth therein.

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

Class B Common Stock is convertible by the record owner thereof into the same number of shares of Class A Common Stock at any time. For the three months ended March 31, 2013 and 2012, the number of shares converted was 471 shares and 1,940 shares, respectively.

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

On January 29, 2013, the Board of Directors of the Company approved submitting to the shareholders at the 2013 annual meeting Amended and Restated Articles of Incorporation which, among other things, would eliminate (1) the Class B Common shares and automatically convert all Class B Common shares into an equivalent number of Class A Common shares, and (2) all restrictions that presently exist with respect to the ownership of Class A and Class B Common stock. The Board took this action after concluding that conversion to a REIT was unlikely to occur at any time in the foreseeable future. On April 23, 2013, the shareholders approved the Amended and Restated Articles of Incorporation.

On December 7, 2012, the Company’s Board of Directors declared a dividend of $2.25 per share ($14,850,000) to shareholders of record as of December 17, 2012. For shareholders owning 100 or more shares, the dividend was payable 20%, or $.45 per share, in cash and 80%, or $1.80 per share, in Dividend Notes to be issued by the Company. Shareholders owning less than 100 shares of any class of Company stock where the shares were titled in their names and not held by a broker, received 100% of the dividend in cash unless they elected to receive it 20% in cash and 80% in Dividend Notes. The dividend was paid on December 27, 2012, at which time the Company paid out $3,063,000 in cash, and issued $11,787,000 in 5% Dividend Notes described in Note 5. In accordance with GAAP, at December 7, 2012, the Company’s retained earnings of $3,870,000 was reduced to zero and the remaining $10,980,000 was offset against capital in excess of par. In connection with the declaration of the dividend, the Company’s Board of Directors received a solvency opinion from an investment banking firm to the effect that the dividend would not result in the Company’s liabilities exceeding its assets and would not render the Company insolvent.

10.	Operating segment disclosures:

The Company operates in two segments, leasing and petroleum storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three months ended March 31, 2013 and 2012:

	2013	2012
Leasing:
Revenues:
Long-term leases:
Contractual	$830,000	$799,000
Contingent	19,000	17,000
Short-term leases	215,000	196,000

Total revenues	$1,064,000	$1,012,000

Property tax expense	$157,000	$153,000

Depreciation	$51,000	$50,000

Income before income taxes	$781,000	$742,000

Assets	$10,056,000	$10,012,000

Properties and equipment, additions	$—	$73,000

Petroleum storage:
Revenues, contractual	$999,000	$976,000

Property tax expense	$66,000	$65,000

Depreciation	$161,000	$161,000

Income before income taxes	$338,000	$425,000

Assets	$12,695,000	$12,714,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2013 and 2012:

	2013	2012
Revenues for operating segments:
Leasing	$1,064,000	$1,012,000
Petroleum storage	999,000	976,000

Total consolidated revenues	$2,063,000	$1,988,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$157,000	$153,000
Petroleum storage	66,000	65,000

	223,000	218,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$224,000	$219,000

Depreciation:
Depreciation for operating segments:
Leasing	$51,000	$50,000
Petroleum storage segment:	161,000	161,000

	212,000	211,000
Unallocated corporate depreciation	1,000	2,000

Total consolidated depreciation	$213,000	$213,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$781,000	$742,000
Petroleum storage	338,000	425,000

	1,119,000	1,167,000
Unallocated corporate expenses	(355,000)	(263,000)
Interest expense	(201,000)	(61,000)

Total consolidated income before income taxes	$563,000	$843,000

Assets:
Assets for operating segments:
Leasing	$10,056,000	$10,012,000
Petroleum storage	12,695,000	12,714,000

	22,751,000	22,726,000
Corporate cash	2,186,000	2,431,000
Other unallocated amounts	9,000	16,000

Total consolidated assets	$24,946,000	$25,173,000

Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$—	$73,000
Petroleum storage	—	—

Total consolidated additions	$—	$73,000

11.	Related party transaction:

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

The costs incurred to relocate the pipeline totaled $219,000, which amount the Railroad submitted to RIDOT in February 2012. In March and December 2012, RIDOT reimbursed the Railroad a total of $198,000, which the Railroad in turn paid to the Company. RIDOT has retained the remaining $21,000 pending its audit of the project, which amount is included in prepaid and other on the accompanying consolidated balance sheets. The Company believes the remaining $21,000 will ultimately be paid.

12.	Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash, receivables and payables, approximate their respective book values because of their short-term nature. The fair value of the bank note payable approximates its book value and was determined using borrowing rates currently available to the Company for loans with similar terms and maturities. Based upon an opinion obtained by the Company from an investment banking firm, the fair value of the dividend notes payable approximates their book value. The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP, which included statistics for the issuance, rating and trading of corporate debt securities issued by other companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the uncertainty related to Global Company, LLC’s preliminary exercise of its option to purchase the petroleum storage facility and termination of the Global lease; and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

1.	Overview:

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2012. There have been no changes to the application of this accounting policy since December 31, 2012.

Segments:

The Company operates in two segments, leasing and petroleum storage.

The leasing segment consists of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of a parking garage and Parcels 6B and 6C), the leasing of a portion of the Steeple Street Building under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements to Metropark, Ltd. (“Metropark).

The petroleum storage segment consists of operating the Facility located in East Providence, Rhode Island, for Global.

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under the long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon. In the petroleum storage segment, the Company is responsible for the operating and maintenance expenditures, including insurance and a portion of the real property taxes, as well as certain capital improvements at the Facility; however, after April 30, 2013, the Company will be responsible for all of the real property taxes.

2.	Results of operations:

Three months ended March 31, 2013 compared to three months ended March 31, 2012:

Leasing segment:

	2013	2012	Difference
Leasing revenues	$1,064,000	$1,012,000	$52,000
Leasing expense	283,000	270,000	$13,000

	$781,000	$742,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases and increases under short-term leases. Leasing expense increased principally due to increases in expenses for the Steeple Street Building, offset in part by a decrease in legal fees.

Petroleum storage segment:

	2013	2012	Difference
Petroleum storage facility revenues	$999,000	$976,000	$23,000
Petroleum storage facility expense	661,000	551,000	$110,000

	$338,000	$425,000

Petroleum storage facility revenues increased principally due to the May 1, 2012 annual cost-of-living adjustment of $99,000 under the lease for the petroleum storage facility. Petroleum storage facility expense increased due to increases in professional fees in connection with the Global Option Agreement (see Note 7 to Notes to Consolidated Financial Statements herein) and payroll and related costs.

General:

For the three months ended March 31, 2013, general and administrative expense increased $92,000 principally due to legal and consulting fees incurred in connection with the marketing of the terminal.

Interest expense:

In 2010, the Company borrowed $6,000,000 from a bank. The loan bore interest at an annual rate of 6% and had a term of ten years with repayments on a 20-year amortization schedule (monthly principal payments of $25,000 plus interest) and a balloon payment due April 2020. In 2012, the Company made a principal prepayment of $1,000,000. In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement pursuant to which the Company refinanced the $2,700,000 remaining balance of the 2010 debt to the Bank and borrowed an additional $3,025,000. For the first five years, the loan bears interest at the annual rate of 3.34% and thereafter will bear interest on either a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25%, or a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate. The loan has a term of ten years with repayment on a 20-year amortization schedule (monthly principal payments of $24,000 plus interest) and a balloon payment of $2,869,000 in December 2022. As a result of the decrease in the interest rate on the refinanced loan, interest expense for the three months ended March 31, 2013 is $49,000 as compared to $61,000 for the three months ended March 31, 2012.

On December 27, 2012, in connection with the payment of a special dividend, the Company issued $11,787,000 in principal face amount of 5% dividend notes due December 26, 2022. The interest is payable semi-annually on June 15 and December 15. For the three months ended March 31, 2013, the interest expense is $152,000.

3.	Liquidity and capital resources:

As a result of the issuance of dividend notes and the refinancing of the bank loan in late December 2012, the Company’s financial position has changed significantly.

Bank loan:

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement pursuant to which the Company refinanced the $2,700,000 balance of the 2010 debt to the Bank (described in Interest Expense above) and borrowed an additional $3,025,000, which was used to pay part of an extraordinary dividend of $2.25 per share to shareholders. (See below). The existing note to the Bank was amended and now bears interest at an annual rate of 3.34% for the first five years. Thereafter, the note will bear interest on either (a) a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25% or (b) a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate, which the Company will select at that time. The loan has a term of ten years with repayments on a 20-year amortization schedule (monthly payments of $24,000 plus interest) and a balloon payment of $2,869,000 in December 2022 when it matures. The note further contains the customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. Parcels 3S and 5 in the Capital Center continue to serve as collateral for the loan. Despite the $3,025,000 increase in the bank loan, the principal and interest payments on an annual basis remain approximately the same due to a reduction in the interest rate.

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

Under the terms of the Option Agreement between the Company and Global dated June 9, 2003 (the “Option Agreement”), on April 27, 2012, Global preliminarily exercised its option to purchase the Company’s Facility. In compliance with the Option Agreement, the Company thereafter provided Global with a calculation of Adjusted Book Value (as that term is defined in the Option Agreement) of the Facility, which amounted to $19,700,000. Global then elected to proceed with the determination of Appraised Value (as defined in the Option Agreement). Global and the Company each selected an appraiser. Global and the Company elected to defer selection of a third appraiser until their respective appraisers completed their appraisals and discussed the results. The Company’s appraiser arrived at an appraised value of $46,200,000 for the Facility. Global’s appraiser arrived at a value of $15,400,000 for the Facility. As required by the Option Agreement, the two appraisers then engaged a third appraiser whose appraisal is expected to be completed on or before March 31, 2013. Absent agreement amongst the three appraisers, the Appraised Value will be the average of the two appraisals that are closest to one another. Upon the determination of the Appraised Value, Global has the right to either rescind the notice of preliminary exercise or elect to commence a feasibility study and inspection period. At any time during the 180-day period of the feasibility study and inspection, Global may elect to rescind its notice of preliminary exercise. If Global fails to do so, then the exercise becomes final subject to the usual and customary closing conditions and the parties have not less than 90 days nor more than120 days to close the transaction. However, the Company may, at its sole discretion, delay the closing for a period not to exceed twelve months. Under the Option Agreement, if Global elects to proceed with the purchase, it must pay the greater of (a) the Adjusted Book Value or (b) the Appraised Value.

On May 1, 2012, the Company gave Global notice of non-extension of the Global lease. Accordingly, the Global lease will expire on April 30, 2013. Global is solely responsible for the removal of its inventory and the cleaning of the tanks prior to May 1, 2013 and the costs associated with these activities, which activities were commenced by Global in late March 2013.

Management has prepared, and the Board has approved, a marketing plan for the Facility. Pursuant to the plan, the Company is marketing the Facility for lease to multiple users for temporary storage and distribution of heating oil and Ultra Low Sulfur Diesel (“ULSD”). Management cannot presently determine whether the Company will be able to find users for the terminal and if so, the amount of the revenue it will earn as a result.

During the first three months of 2013, the Company’s operating activities provided $744,000 of cash which was $144,000 less than the cash provided by operating activities for the three months ended March 31, 2012. Cash and cash equivalents at March 31, 2013 increased $672,000 from year-end. During the quarter ended March 31, 2013, the Company did not pay a dividend or purchase any properties and equipment.

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At March 31, 2013, the Company had cash of $3,350,000. Effective January 1, 2013, the Federal Deposit Insurance Corporation (“FDIC”) reduced the insurance on all non-interest bearing bank accounts to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held. In connection with the December 2012 Amended and Restated Loan Agreement, the Company is required to maintain unencumbered liquid assets (cash and marketable securities) of $1,000,000 at the Bank.

Under the terms of the Company’s long-term land leases, appraisals of the premises are periodically required at various stated intervals to provide the basis for recalculating the annual rent. An appraisal of Parcel 5 has been completed and, commencing April 1, 2013, the annual rent increased from $344,000 to $540,000.

At March 31, 2013, the Company has three tenants in a portion of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $121,000. The Company is currently marketing the remaining portions of the building for lease.

In 2012, the Company prepaid $1,000,000 on its bank loan payable. Further prepayments will depend on the Company’s level of available cash.

In light of the extraordinary dividend paid in December 2012, in January and April 2013, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings, financial performance, including whether Global ultimately elects to purchase the Facility and, if not, the Company’s success, or lack thereof, in marketing the Terminal for short-term storage and distribution of heating oil and ULSD. Should the Facility become idle, monthly cash outlays to maintain the Facility will be approximately $80,000.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

(b)	Exhibits:

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on April 24, 2013).

3.2	By-laws, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007).

10	Material contracts:

(a)	Amended Loan Agreement between Bank Rhode Island and Company:

(i) Dated December 20, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s report on Form 8-K filed on December 27, 2012)

(b)	Form of Dividend Note:

(i) Dated December 27, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s report on Form 8-K filed on December 27, 2012)

(c)	Lease between Metropark, Ltd. and Company:

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

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013, filed with the Securities and Exchange Commission on April 27, 2012, formatted in eXtensible Business Reporting Language:

(i)	Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012

(ii)	Consolidated Statements of Income and Retained Earnings for the Three Months ended March 31, 2013 and 2012

(iii)	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012

(iv)	Notes to Consolidated Financial Statements.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C.78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	Robert H. Eder
Robert H. Eder President and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer Treasurer and Principal Financial Officer

DATED: April 25, 2013