Form 10-Q
period 2013-06-30
CAPITAL PROPERTIES INC /RI/
filed 2013-08-05
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I

Item 1.	Consolidated Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Properties and equipment (net of accumulated depreciation)	$20,933,000	$21,359,000
Cash	3,044,000	2,678,000
Income taxes receivable	213,000	—
Prepaid and other	533,000	522,000

	$24,723,000	$24,559,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable:
Bank ($288,000 due within one year)	$5,582,000	$5,725,000
Dividend notes	11,787,000	11,787,000
Accounts payable and accrued expenses:
Property taxes	281,000	303,000
Environmental remediation	81,000	81,000
Other	178,000	331,000
Deferred income taxes, net	5,281,000	5,390,000

	23,190,000	23,617,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 6,599,912 shares at June 30, 2013 and 3,789,778 shares at December 31, 2012	66,000	38,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,810,134 shares at December 31, 2012 (Note 9)	—	28,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding (Note 9)	—	—
Capital in excess of par	782,000	782,000
Retained earnings	685,000	94,000

	1,533,000	942,000

	$24,723,000	$24,559,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Revenues:
Leasing	$1,210,000	$1,091,000	$2,274,000	$2,103,000
Petroleum storage facility	340,000	985,000	1,339,000	1,961,000

	1,550,000	2,076,000	3,613,000	4,064,000

Expenses:
Leasing	149,000	270,000	432,000	540,000
Petroleum storage facility	513,000	516,000	1,174,000	1,067,000
General and administrative	279,000	270,000	634,000	533,000
Interest on notes:
Bank loan	50,000	61,000	99,000	122,000
Dividend notes	144,000	—	296,000	—

	1,135,000	1,117,000	2,635,000	2,262,000

Income before income taxes	415,000	959,000	978,000	1,802,000

Income tax expense (benefit):
Current	189,000	414,000	496,000	811,000
Deferred	(25,000)	(33,000)	(109,000)	(98,000)

	164,000	381,000	387,000	713,000

Net income	251,000	578,000	591,000	1,089,000
Retained earnings, beginning	434,000	3,056,000	94,000	2,743,000
Dividends on common stock based upon 6,599,912 shares outstanding, $.03 per common share for the three months ended June 30, 2012, and $.06 per common share for the six months ended June 30, 2012	—	(198,000)	—	(396,000)

Retained earnings, ending	$685,000	$3,436,000	$685,000	$3,436,000

Basic income per common share based upon 6,599,912 shares outstanding	$.04	$.09	$.09	$.17

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$591,000	$1,089,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	426,000	425,000
Amortization of deferred financing fees	3,000	3,000
Deferred:
Income taxes	(109,000)	(98,000)
Leasing revenues	—	(70,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	(402,000)	194,000

Net cash provided by operating activities	509,000	1,543,000

Cash flows from investing activities:
Payments for properties and equipment	—	(112,000)
Related party transaction:
Advance	—	(100,000)
Repayment	—	152,000

Net cash used in investing activities	—	(60,000)

Cash flows from financing activities:
Payments:
Note payable	(143,000)	(1,150,000)
Dividends	—	(396,000)

Cash used in financing activities	(143,000)	(1,546,000)

Increase (decrease) in cash	366,000	(63,000)
Cash, beginning	2,678,000	2,178,000

Cash, ending	$3,044,000	$2,115,000

Supplemental disclosures:
Cash paid for:
Income taxes	$707,000	$710,000

Interest	$371,000	$121,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

The petroleum storage segment consists of the petroleum storage terminal (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island. For the first four months of 2013, the Company operated the Facility for Global Companies, LLC (“Global”) under a lease which expired April 30, 2013. The Company is currently marketing the Facility for lease to one or more petroleum storage and distribution users.

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon. In the petroleum storage segment, the Company is responsible for all operating and maintenance expenditures, as well as capital improvements at the Facility.

2.	Principles of consolidation and basis of presentation:

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2012, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and 2012, and the cash flows for the six months ended June 30, 2013 and 2012.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	June 30,	December 31,
	2013	2012
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,545,000	5,545,000

	10,246,000	10,246,000

Petroleum storage facility, on lease (Note 7):
Land and land improvements	5,561,000	5,561,000
Buildings and structures	1,846,000	1,846,000
Tanks and equipment	14,626,000	14,626,000

	22,033,000	22,033,000

Office equipment	83,000	83,000

	32,362,000	32,362,000

Less accumulated depreciation:
Properties on lease or held for lease	681,000	581,000
Petroleum storage facility, on lease	10,672,000	10,349,000
Office equipment	76,000	73,000

	11,429,000	11,003,000

	$20,933,000	$21,359,000

5.	Notes payable:

Bank loan:

In 2010, the Company borrowed $6,000,000 from a bank. The loan bore interest at an annual rate of 6% and had a term of ten years with repayments on a 20-year amortization schedule (monthly principal payments of $25,000 plus interest) and a balloon payment due in April 2020 when the loan was due to mature. The note contained the customary covenants, terms and conditions and permitted prepayment, in whole or in part, at any time without penalty if any prepayment is made from internally generated funds. As collateral for the loan, the Company granted the Bank a mortgage on Parcels 3S and 5 in the Capital Center. In June 2012, the Company made a principal prepayment of $1,000,000.

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

Long-term land leases:

As of June 30, 2013, the Company had entered into nine long-term land leases, including the Parcel 6A lease discussed below. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. The real property taxes attributable to the Company’s land under these leases totaled $324,000 and $648,000, respectively, for the three and six months ended June 30, 2013, and $308,000 and $623,000, respectively, for the three and six months ended June 30, 2012.

In 2005, a long-term land lease commenced on an undeveloped parcel (Parcel 6) on which two residential buildings were planned. One building containing 96 apartments (120,000 gross square feet) was completed in September 2009. In May 2012, the designee of the holder of the leasehold mortgage on the parcel received title to the premises through a foreclosure deed, and the Company entered into three amended and restated leases, each for a portion of the parcel, with single purpose entities formed by the designee of the holder of the leasehold mortgage. Each of the leases has an initial term of approximately 95 years with two renewal terms of fifty years each. The lease for the portion of the parcel on which the improvements have been completed (Parcel 6A) provides for an annual rent of $300,000 subject to periodic cost-of-living and appraisal adjustments. The portions of the parcel on which construction has not commenced (Parcels 6B and 6C) have different rental terms. With respect to Parcel 6B, commencing July 1, 2012, the annual rent is $175,000. As to Parcel 6C, there is no rent until July 1, 2015, at which time the annual rent is $200,000. In each case, the rent is subject to periodic adjustment. The ground leases are non-recourse to each of the tenants. With respect to the Parcel 6B and 6C leases, an affiliate of the leasehold mortgagee has guaranteed the payment by the tenants of rent and real property taxes as well as certain other tenant monetary obligations for a two-year period which commenced on May 18, 2012. Commencing May 18, 2014, the lessees of Parcels 6B and 6C each has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice.

Under the original Parcel 6 lease which commenced in 2005, the tenant was entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant was not required to make cash payments for Phase I rent until March 2012 when the rent credit was fully utilized. Commencing July 1, 2010, the Company reclassified each month $25,000 of deferred leasing revenues to leasing revenues. For the six months ended June 30, 2012, the Company reclassified the remaining $70,000 of deferred leasing revenues to leasing revenues.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a short-term cancellable lease.

At June 30, 2013, the Company has three tenants occupying 56 percent of the Steeple Street Building under short-term leases of five years or less at a current total annual rental of $121,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At June 30, 2013 and December 31, 2012, the excess of straight-line over contractual rentals is $12,000, which is included in prepaid and other on the accompanying consolidated balance sheets. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 24 outdoor advertising locations containing 45 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which now expires in 2041. In June 2013, Lamar converted billboards at two locations to electronic billboards, which conversions extended the term of the lease for a total of eight years. The Lamar lease also provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2013 and 2012, the percentage rents totaled $105,000 and $84,000, respectively, which amounts are included in leasing revenues on the accompanying consolidated statements of income and retained earnings for the three and six months ended June 30, 2013 and 2012.

7.	Petroleum storage facility and environmental incidents:

Exercise of purchase option by Global:

For the period May 1, 1998 to April 30, 2013, the Company and Global were parties to a lease agreement pursuant to which the Company operated the entire Facility for Global. The Company was responsible for labor, insurance, a portion of the real property taxes and other operating expenses, as well as certain capital improvements.

Under the terms of the Option Agreement between the Company and Global dated June 9, 2003 (the “Option Agreement”), on April 27, 2012, Global preliminarily exercised its option to purchase the Company’s Facility. In compliance with the Option Agreement, the Company thereafter provided Global with a calculation of Adjusted Book Value (as that term is defined in the Option Agreement) of the Facility which amounted to $19,700,000. Global then elected to proceed with the determination of Appraised Value (as defined in the Option Agreement). Global and the Company each selected an appraiser and elected to defer selection of a third appraiser until their respective appraisers completed their appraisals and discussed the results. The Company’s appraiser arrived at an appraised value of $46,200,000 for the Facility. Global’s appraiser arrived at a value of $15,400,000 for the Facility. As required by the Option Agreement, the two appraisers then engaged a third appraiser who on May 17, 2013 appraised the Facility at $35,000,000. Global had ten business days following the receipt of the third appraisal to elect to proceed with a feasibility study of the Facility which it failed to do. As a result, the Option Agreement terminated June 3, 2013.

Under the terms of the Option Agreement, in the event Global elected not to purchase the Facility, Global was required to reimburse the Company for the cost of the Company’s appraisal which totaled $96,000; this amount is recorded as a reduction of leasing expense on the accompanying consolidated statements of income and retained earnings for the three and six months ended June 30, 2013. The payment was received in July 2013.

On May 1, 2012, the Company gave Global notice of non-extension of the Global lease. Global was solely responsible for the removal of its inventory and the cleaning of the tanks prior to May 1, 2013 and the costs associated with these activities, which activities were commenced by Global in late March 2013. The Global lease terminated on April 30, 2013, and the Company took full control of the Facility on that date. Prior to April 30, 2013, Global completed removal of product and the cleaning of the tanks. The Company engaged a consultant to inspect the tanks and is awaiting a final inspection report from them. If any repairs are required as a result of Global’s use and occupancy of the Facility, the Company will undertake the repairs and charge Global for the cost thereof.

Effective May 1, 2013, the Company became responsible for all real property taxes on the Facility which total $285,000 for 2013. During the term of its lease, Global had paid a portion of such taxes, which amounted to approximately $145,000 for the year ended December 31, 2012. In 2013, Global paid $60,000, its proportionate share of the 2013 taxes. The tax reimbursements are included in petroleum storage facility revenue on the accompanying consolidated statements of income and retained earnings.

Management has prepared, and the Board has approved, a marketing plan for the Facility. Pursuant to the plan, the Company is marketing the Facility for lease to multiple users for temporary storage and distribution of heating oil and Ultra Low Sulfur Diesel (“ULSD”). The Company is considering all of its options with respect to the Facility. Management cannot presently determine whether the Company will be able to find users for the terminal and, if so, the amount of the revenue it will generate.

On June 14, 2013, the Company severed four employees of the Facility and is paying to such employees, for varying periods depending on each employee’s years of service, severance consisting of salary continuation and provision of medical benefits. The severed employees are subject to call back should the Facility reopen. If an employee fails to return, he forfeits the balance of his severance payment. In the aggregate, assuming no call back, the Company’s severance obligation amounts to $355,000, which amount is being paid and recognized over a 12-month period. In the event the Facility remains vacant, the Company anticipates the severance of one additional employee in the third quarter of 2013, whose total severance obligation will be $26,000.

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

Environmental incident (2002):

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified the Rhode Island Department of Environmental Management (“RIDEM”). RIDEM subsequently identified Power Test Realty Partnership (“Power Test”), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, in October 2008 a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM and remanded the proposed penalty to RIDEM for recalculation. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed penalty. In October 2009, RIDEM issued a recalculated administrative penalty, and, subsequently, the RIDEM Hearing Officer issued a recommended amended decision, which was affirmed as a final decision by the RIDEM Director in December 2009. In January 2010, Power Test appealed that decision to the Superior Court. In September 2011, the Superior Court affirmed the decision of the RIDEM director. Power Test has appealed that decision to the Rhode Island Supreme Court. The Supreme Court has not yet determined whether it will hear the appeal.

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

The parties have agreed to stay the litigation pending a determination by the Rhode Island Supreme Court on the Power Test appeal.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	June 30, 2013	December 31, 2012
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,361,000	$5,484,000
Insurance premiums and accrued leasing revenues	60,000	125,000

	5,421,000	5,609,000
Deferred tax assets	(140,000)	(219,000)

	$5,281,000	$5,390,000

9.	Shareholders’ equity:

In November 2008, the Company restated its Articles of Incorporation:

•	To create a new class of common stock of the Company to be designated Class B Common Stock consisting of 3,500,000 shares, $.01 par value per share;

•	To increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 shares; and

•	To provide for certain transfer and ownership restrictions as set forth therein.

In December 2008, the Company issued (in the form of a stock dividend) 3,299,956 shares of Class B Common Stock on a one-for-one basis for each share of Class A Common Stock held.

The holders of Class A and Class B Common Stock voted together as a single class on all matters submitted to the shareholders of the Company except for the election of the Board of Directors and except in connection with certain major corporate actions, including a sale of the Company. The holders of Class A Common Stock, voting as a separate class, elected one-third of the Board of Directors. The holders of Class B Common Stock, voting as a separate class, elected the remainder of the Board of Directors.

Class B Common Stock was convertible by the record owner thereof into the same number of shares of Class A Common Stock at any time.

The Class A Common Stock is listed on the Premier QX Tier of the OTCQX. The Class B Common Stock was not listed on any national or regional stock exchange, or on the National Association of Securities Dealers Automated Quotation National Market System or on the OTCQX.

The holders of Class A and Class B Common Stock shared equally in the earnings of the Company and in dividends declared by the Company.

The Company’s Restated Articles of Incorporation prohibited any shareholder from acquiring more than a 5% interest in the Company’s classes of common stock and prohibited any shareholder or any beneficial owner who, at the time of the filing of the Restated Articles of Incorporation owned 5% or more of the Company’s classes of common stock from increasing their aggregate percentage ownership of both classes of common stock. If a shareholder acquired a number of shares that resulted in the limitation being exceeded, shares in excess of the limitation were automatically converted into an equal number of shares of Excess Stock, which class was authorized pursuant to the 2001 Amendment to the Company’s Articles of Incorporation. Excess Stock was non-voting and not entitled to dividends. However, the shareholder could designate a qualifying transferee for shares of Excess Stock, at which time such shares would be converted and reissued as Class A or Class B Common shares as the case may be.

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

On January 29, 2013, Board of Directors of the Company approved submitting to the shareholders at the 2013 annual meeting Amended and Restated Articles of Incorporation which, among other things, eliminated (1) the Class B Common shares and automatically converted all Class B Common shares into an equivalent number of Class A Common shares, and (2) all restrictions that existed with respect to the ownership of Class A and Class B Common stock. The Board took this action after concluding that conversion to a REIT was unlikely to occur at any time in the foreseeable future. On April 23, 2013, the shareholders approved the Amended and Restated Articles of Incorporation.

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

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Leasing:
Revenues:
Long-term land leases:
Contractual	$881,000	$795,000	$1,711,000	$1,594,000
Contingent	130,000	101,000	149,000	118,000
Short-term leases	199,000	195,000	414,000	391,000

Total revenues	$1,210,000	$1,091,000	$2,274,000	$2,103,000

Property tax expense	$52,000	$151,000	$209,000	$304,000

Depreciation	$49,000	$51,000	$100,000	$101,000

Income before income taxes	$1,061,000	$821,000	$1,842,000	$1,563,000

Assets	$9,963,000	$9,958,000	$9,963,000	$9,958,000

Properties and equipment, additions	$—	$25,000	$—	$98,000

Petroleum storage:
Revenues, contractual	$340,000	$985,000	$1,339,000	$1,961,000

Property tax expense	$77,000	$61,000	$143,000	$126,000

Depreciation	$162,000	$160,000	$323,000	$321,000

Income (loss) before income taxes	$(173,000)	$469,000	$165,000	$894,000

Assets	$12,553,000	$12,784,000	$12,553,000	$12,784,000

Properties and equipment, additions	$—	$14,000	$—	$14,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues for operating segments:
Leasing	$1,210,000	$1,091,000	$2,274,000	$2,103,000
Petroleum storage	340,000	985,000	1,339,000	1,961,000

Total consolidated revenues	$1,550,000	$2,076,000	$3,613,000	$4,064,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$52,000	$151,000	$209,000	$304,000
Petroleum storage	77,000	61,000	143,000	126,000

	129,000	212,000	352,000	430,000
Unallocated corporate property tax expense	1,000	1,000	2,000	2,000

Total consolidated property tax expense	$130,000	$213,000	$354,000	$432,000

Depreciation:
Depreciation for operating segments:
Leasing	$49,000	$51,000	$100,000	$101,000
Petroleum storage segment:	162,000	160,000	323,000	321,000

	211,000	211,000	423,000	422,000
Unallocated corporate depreciation	2,000	1,000	3,000	3,000

Total consolidated depreciation	$213,000	$212,000	$426,000	425,000

Income (loss) before income taxes:
Income (loss) before income taxes for operating segments:
Leasing	$1,061,000	$821,000	$1,842,000	$1,563,000
Petroleum storage	(173,000)	469,000	165,000	894,000

	888,000	1,290,000	2,007,000	2,457,000
Unallocated corporate expenses	(279,000)	(270,000)	(634,000)	(533,000)
Interest expense	(194,000)	(61,000)	(395,000)	(122,000)

Total consolidated income before income taxes	$415,000	$959,000	$978,000	$1,802,000

Assets:
Assets for operating segments:
Leasing	$9,963,000	$9,958,000	$9,963,000	$9,958,000
Petroleum storage	12,553,000	12,784,000	12,553,000	12,784,000

	22,516,000	22,742,000	22,516,000	22,742,000
Corporate cash	1,987,000	1,566,000	1,987,000	1,566,000
Other unallocated amounts	220,000	57,000	220,000	57,000

Total consolidated assets	$24,723,000	$24,365,000	$24,723,000	$24,365,000

Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$—	$25,000	$—	$98,000
Petroleum storage	—	14,000	—	14,000

Total consolidated additions	$—	$39,000	$—	$112,000

11.	Related party transaction:

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

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the marketing of the petroleum storage facility for lease; and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

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

The petroleum storage segment consists of the petroleum storage terminal (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island. For the first four months of 2013, the Company operated the Facility for Global Companies, LLC (“Global”) under a lease which expired April 30, 2013. The Company is currently marketing the Facility for lease to one or more petroleum storage and distribution users.

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under the long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon. In the petroleum storage segment, since April 30, 2013, the Company is responsible for all operating and maintenance expenditures, as well as capital improvements at the Facility.

2.	Liquidity and capital resources:

As a result of the issuance of Dividend Notes and the refinancing of the bank loan in late December 2012, the Company’s financial position has changed significantly. Additionally, the expiration of the Global lease on April 30, 2013, impacted the operating cash generated by the petroleum storage segment.

Bank loan:

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement pursuant to which the Company refinanced the $2,700,000 balance of the 2010 debt to the Bank and borrowed an additional $3,025,000, which was used to pay part of an extraordinary dividend of $2.25 per share to shareholders. (See below). The existing note to the Bank was amended and now bears interest at an annual rate of 3.34% for the first five years. Thereafter, the note will bear interest on either (a) a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25% or (b) a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate, which the Company will select at that time. The loan has a term of ten years with repayments on a 20-year amortization schedule (monthly payments of $24,000 plus interest) and a balloon payment of $2,869,000 in December 2022 when it matures. The note further contains the customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. Parcels 3S and 5 in the Capital Center continue to serve as collateral for the loan. Despite the $3,025,000 increase in the bank loan, the principal and interest payments on an annual basis remain approximately the same due to a reduction in the interest rate.

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

Petroleum storage facility:

As reported in Note 7 of the Notes to Consolidated Financial Statements in Item 1 hereof, the Global lease expired April 30, 2013 and the Global Option Agreement terminated on June 3, 2013.

Management has prepared, and the Board has approved, a marketing plan for the Facility. Pursuant to the plan, the Company is marketing the Facility for lease to multiple users for temporary storage and distribution of heating oil and Ultra Low Sulfur Diesel (“ULSD”). Management cannot presently determine whether the Company will be able to find users for the terminal and if so, the amount of the revenue it will generate. The Company is evaluating all of its options with respect to the Facility.

During the first six months of 2013, the Company’s operating activities provided $509,000 of cash which was $1,034,000 less than the cash provided by operating activities for the six months ended June 30, 2012, principally due to the expiration of the Global lease on April 30, 2013. Cash and cash equivalents at June 30, 2013 increased $366,000 from year-end. During the six months ended June 30, 2013, the Company did not pay a dividend or purchase any properties and equipment.

As long as the Facility is vacant, the Company will incur approximately $75,000 per month with respect to the Facility exclusive of severance payments and depreciation. In addition, on June 14, 2013, the Company severed four employees of the Facility and is paying to such employees, for varying periods depending on each employee’s years of service, severance consisting of salary continuation and provision of medical benefits. The severed employees are subject to call back should the Facility reopen. If an employee fails to return, he forfeits the balance of his severance payment. In the aggregate, assuming no call back, the Company’s severance obligation amounts to $355,000, which amount is being paid and recognized over a 12-month period. In the event the Facility remains vacant, the Company anticipates the severance of one additional employee in the third quarter of 2013, whose total severance obligation will be $26,000.

Historically, the Company has had adequate liquidity to fund its operations. Even if the Facility remains vacant for an extended period of time (which the Company does not believe will be the case), the Company believes that it will have adequate liquidity from other operations to pay its expenses and other obligations, including debt service on the bank loan and the dividend notes and ordinary capital expenditures.

Cash and cash commitments:

At June 30, 2013, the Company had cash of $3,044,000. Effective January 1, 2013, the Federal Deposit Insurance Corporation (“FDIC”) reduced the insurance on all non-interest bearing bank accounts to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held. In connection with the December 2012 Amended and Restated Loan Agreement, the Company is required to maintain unencumbered liquid assets (cash and marketable securities) of $1,000,000 at the Bank.

Under the terms of the Company’s long-term land leases, appraisals of the premises are periodically required at various stated intervals to provide the basis for recalculating the annual rent. An appraisal of Parcel 5 has been completed and, commencing April 1, 2013, the annual rent increased from $344,000 to $540,000.

At June 30, 2013, the Company has three tenants in a portion of the Steeple Street Building under short-term leases (five years or less) at a current total annual rental of $121,000. The Company is currently marketing the remaining portions of the building for lease.

In June 2012, the Company prepaid $1,000,000 on its bank loan payable. Further prepayments will depend on the Company’s level of available cash.

In light of the extraordinary dividend paid in December 2012, in January, April and July 2013, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings, financial performance, and the Company’s success, or lack thereof, in marketing the Terminal for short-term storage and distribution of heating oil and ULSD. Since April 30, 2013, when the Facility became idle, monthly cash outlays to maintain the Facility have been approximately $75,000.

3.	Results of operations:

Three months ended June 30, 2013 compared to three months ended June 30, 2012:

Leasing segment:

	2013	2012	Difference
Leasing revenues	$1,210,000	$1,091,000	$119,000
Leasing expense	149,000	270,000	$(121,000)

	$1,061,000	$821,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases and increases under short-term leases. Leasing expense decreased principally due to a decrease in real property taxes resulting from a reassessment of the downtown Providence parcels; the adjustment to the property tax accrual was made in June 2013 when the tax bills were received from the City of Providence.

Petroleum storage segment:

	2013	2012	Difference
Petroleum storage facility revenues	$340,000	$985,000	$(645,000)
Petroleum storage facility expense	513,000	516,000	$(3,000)

	$(173,000)	$469,000

Petroleum storage facility revenues decreased due to the expiration of the Global lease on April 30, 2013. Petroleum storage facility expense remained at the same level. However, an increase in real property taxes was offset by a decrease in repairs and maintenance. In the second quarter of both years, the Company received reimbursement for costs expended in a prior year, which reimbursements were recorded as a reduction of expense. In 2013, the Company was reimbursed $96,000 for costs incurred for the appraisal of the Facility in accordance with the Global Option Agreement (see Note 7 to Notes to Consolidated Financial Statements herein). In 2012, the Company was reimbursed $90,000 for costs associated with a pipeline breach.

General:

For the three months ended June 30, 2013, general and administrative expense remained approximately at the same level.

Interest expense:

For the three months ended June 30, 2013, interest expense, bank loan is $50,000 as compared to $61,000 for the three months ended June 30, 2012, resulting from the decrease in the interest rate on the refinanced loan. See Bank Loan above.

For the three months ended June 30, 2013, the interest expense, dividend notes is $144,000. See Dividend Notes above.

Six months ended June 30, 2013 compared to three months ended June 30, 2012:

Leasing segment:

	2013	2012	Difference
Leasing revenues	$2,274,000	$2,103,000	$171,000
Leasing expense	432,000	540,000	$(108,000)

	$1,842,000	$1,563,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases and increases under short-term leases. Leasing expense decreased principally due to a decrease in real property taxes resulting from a reassessment of the downtown Providence parcels; the adjustment to the property tax accrual was made in June 2013 when the tax bills were received from the City of Providence.

Petroleum storage segment:

	2013	2012	Difference
Petroleum storage facility revenues	$1,339,000	$1,961,000	$(622,000)
Petroleum storage facility expense	1,174,000	1,067,000	$107,000

	$165,000	$894,000

Petroleum storage facility revenues decreased due to the expiration of the Global lease on April 30, 2013. Petroleum storage facility expense increased due increases in professional fees in connection with the Global Option Agreement (see Note 7 to Notes to Consolidated Financial Statements herein), payroll and related costs and insurance costs. These increases were offset in part by a decrease in repairs and maintenance. In the second quarter of both years, the Company received reimbursement for costs expended in a prior year, which reimbursements were recorded as a reduction of expense. In 2013, the Company was reimbursed $96,000 for costs incurred for the appraisal of the Facility in accordance with the Global Option Agreement (see Note 7 to Notes to Consolidated Financial Statements herein). In 2012, the Company was reimbursed $90,000 for costs associated with a pipeline breach.

General:

For the six months ended June 30, 2013, general and administrative expense increased $101,000 principally due to legal and consulting fees incurred in connection with the marketing of the terminal.

Interest expense:

For the six months ended June 30, 2013, interest expense, bank loan is $99,000 as compared to $122,000 for the six months ended June 30, 2012, resulting from the decrease in the interest rate on the refinanced loan. See Bank Loan above.

For the six months ended June 30, 2013, the interest expense, dividend notes is $296,000. See Dividend Notes above.

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

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 5, 2013, formatted in eXtensible Business Reporting Language:

(i)	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012

(ii)	Consolidated Statements of Income and Retained Earnings for the Three and Six Months ended June 30, 2013 and 2012

(iii)	Consolidated Statements of Cash Flows for the Six Months ended June, 2013 and 2012

(iv)	Notes to Consolidated Financial Statements.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: August 5, 2013