Form 10-Q
period 2013-09-30
CAPITAL PROPERTIES INC /RI/
filed 2013-11-01
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I

Item 1.	Consolidated Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS

Properties and equipment (net of accumulated depreciation)	$20,721,000	$21,359,000
Cash	3,405,000	2,678,000
Income taxes receivable	302,000	—
Prepaid and other	415,000	522,000

	$24,843,000	$24,559,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable:
Bank ($288,000 due within one year)	$5,510,000	$5,725,000
Dividend notes	11,787,000	11,787,000
Accounts payable and accrued expenses:
Property taxes	281,000	303,000
Environmental remediation	81,000	81,000
Other	499,000	331,000
Deferred income taxes, net	5,217,000	5,390,000

	23,375,000	23,617,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 6,599,912 shares at September 30, 2013 and 3,789,778 shares at December 31, 2012	66,000	38,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 2,810,134 shares at December 31, 2012 (Note 9)	—	28,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding (Note 9)	—	—
Capital in excess of par	782,000	782,000
Retained earnings	620,000	94,000

	1,468,000	942,000

	$24,843,000	$24,559,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Three Months Ended September 30			Nine Months Ended September 30
	2013		2012	2013	2012
Revenues:
Leasing		$1,111,000	$1,051,000	$3,385,000	$3,154,000
Petroleum storage facility		163,000	996,000	1,502,000	2,957,000

		1,274,000	2,047,000	4,887,000	6,111,000

Expenses:
Leasing		197,000	257,000	629,000	797,000
Petroleum storage facility:
Operating		764,000	662,000	1,938,000	1,819,000
Pipeline rupture		—	—	—	(90,000)
General and administrative		227,000	241,000	861,000	774,000
Interest on notes:
Bank loan		49,000	42,000	148,000	164,000
Dividend notes		147,000	—	443,000	—

		1,384,000	1,202,000	4,019,000	3,464,000

Income (loss) before income taxes		(110,000)	845,000	868,000	2,647,000

Income tax expense (benefit):
Current		19,000	446,000	515,000	1,257,000
Deferred		(64,000)	(115,000)	(173,000)	(213,000)

		(45,000)	331,000	342,000	1,044,000

Net income (loss)		(65,000)	514,000	526,000	1,603,000

Retained earnings, beginning		685,000	3,436,000	94,000	2,743,000

Dividends on common stock based upon 6,599,912 shares outstanding, $.03 per common share for the three months ended September 30, 2012, and $.09 per common share for the nine months ended September 30, 2012		—	(198,000)	—	(594,000)

Retained earnings, ending		$620,000	$3,752,000	$620,000	$3,752,000

Basic income (loss) per common share based upon 6,599,912 shares outstanding	$	.(01)	$.07	$.08	$.24

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$526,000	$1,603,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	638,000	641,000
Amortization of deferred financing fees	5,000	4,000
Deferred:
Income taxes	(173,000)	(213,000)
Leasing revenues	—	(70,000)
Other, principally net changes in prepaid, accounts payable, accrued expenses and current income taxes	(54,000)	383,000

Net cash provided by operating activities	942,000	2,348,000

Cash flows from investing activities:
Payments for properties and equipment	—	(131,000)
Related party transaction:
Advance	—	(100,000)
Repayment	—	152,000

Net cash used in investing activities	—	(79,000)

Cash flows from financing activities:
Payments:
Note payable	(215,000)	(1,225,000)
Dividends	—	(594,000)

Cash used in financing activities	(215,000)	(1,819,000)

Increase (decrease) in cash	727,000	450,000
Cash, beginning	2,678,000	2,178,000

Cash, ending	$3,405,000	$2,628,000

Supplemental disclosures:
Cash paid for:
Income taxes	$817,000	$1,068,000

Interest	$418,000	$168,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

The petroleum storage segment consists of the petroleum storage terminal (the “Terminal”) containing 1,044,000 shell barrels and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island. For the first four months of 2013, the Company operated the Facility for Global Companies, LLC (“Global”) under a lease which expired April 30, 2013. Effective September 1, 2013, the Company entered into a through-put lease with Atlantic Trading & Marketing, Inc. (“ATMI”) for 425,000 shell barrels for a term of eight months with automatic three-month extensions unless terminated by either party. In addition, the Company granted ATMI a month-to-month option to lease all or a portion of two additional tanks with a total shell barrel capacity of 220,000 barrels. The Company has the right to terminate this monthly arrangement at any time upon thirty days’ notice. Under the terms of the ATMI lease, the Company provides terminaling services related to the receipt, storage and delivery at the Terminal’s loading rack to customers of ATMI’s marketing agent.

The Company is currently marketing the remainder of the Facility for lease to one or more petroleum storage and distribution users.

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

The accompanying condensed consolidated balance sheet as of December 31, 2012, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and 2012, and the cash flows for the nine months ended September 30, 2013 and 2012.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	September 30, 2013	December 31, 2012
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,545,000	5,545,000

	10,246,000	10,246,000

Petroleum storage facility, on lease (Note 7):
Land and land improvements	5,561,000	5,561,000
Buildings and structures	1,846,000	1,846,000
Tanks and equipment	14,626,000	14,626,000

	22,033,000	22,033,000

Office equipment	83,000	83,000

	32,362,000	32,362,000

Less accumulated depreciation:
Properties on lease or held for lease	731,000	581,000
Petroleum storage facility, on lease	10,833,000	10,349,000
Office equipment	77,000	73,000

	11,641,000	11,003,000

	$20,721,000	$21,359,000

5.	Notes payable:

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

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) pursuant to which the Company refinanced the $2,700,000 remaining balance of the 2010 debt to the Bank and borrowed an additional $3,025,000, which was used to pay part of an extraordinary dividend of $2.25 per share to shareholders (see Note 9). The existing note to the Bank was amended and now bears interest at the annual rate of 3.34% for the first five years. Thereafter, the note will bear interest on either (a) a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25% or (b) a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate, which the Company will select at that time. The loan has a term of ten years with repayments on a 20-year amortization schedule (monthly principal payments of $24,000 plus interest) and a balloon payment of $2,869,000 in December 2022 when the loan matures. The Loan Agreement requires the Company to maintain at the Bank at least $1,000,000 in cash and marketable securities. The Loan Agreement further contains customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. Parcels 3S and 5 in the Capital Center continue to serve as collateral for the loan. Despite the $3,025,000 increase in the bank loan, the principal and interest payments on an annual basis remain approximately the same due to a reduction in the interest rate.

In connection with the 2010 borrowing, the Company incurred financing fees totaling $55,000, which were being amortized by the straight-line method, resulting in a balance of $40,000 at the date of refinancing. In connection with the 2012 borrowing, the Company incurred an additional $31,000 in financing fees. The total of $71,000 is being amortized by the straight-line method over the 10-year term of the note (which approximates the effective interest rate method). Amortization of deferred financing fees is included in interest expense on the accompanying consolidated statements of operations and retained earnings.

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

Long-term land leases:

As of September 30, 2013, the Company had entered into nine long-term land leases, including the Parcel 6A lease discussed below. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of operations and retained earnings. The real property taxes attributable to the Company’s land under these leases totaled $241,000 and $889,000, respectively, for the three and nine months ended September 30, 2013, and $355,000 and $958,000, respectively, for the three and nine months ended September 30, 2012.

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

Under the original Parcel 6 lease which commenced in 2005, the tenant was entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant was not required to make cash payments for Phase I rent until March 2012 when the rent credit was fully utilized. Commencing July 1, 2010, the Company reclassified each month $25,000 of deferred leasing revenues to leasing revenues. For the nine months ended September 30, 2012, the Company reclassified the remaining $70,000 of deferred leasing revenues to leasing revenues.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a short-term cancellable lease.

At September 30, 2013, the Company has three tenants occupying 56 percent of the Steeple Street Building under short-term leases of five years or less at a current total annual rental of $121,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At September 30, 2013 and December 31, 2012, the excess of straight-line over contractual rentals is $12,000, which is included in prepaid and other on the accompanying consolidated balance sheets. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 24 outdoor advertising locations containing 45 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which now expires in 2045. In June 2013, Lamar converted billboards at two locations to electronic billboards, which conversions extended the term of the lease for a total of twelve years. The Lamar lease also provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2013 and 2012, the percentage rents totaled $105,000 and $84,000, respectively, which amounts are included in leasing revenues on the accompanying consolidated statements of operations and retained earnings for the nine months ended September 30, 2013 and 2012.

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

Under the terms of the Option Agreement, in the event Global elected not to purchase the Facility, Global was required to reimburse the Company for the cost of the Company’s appraisal which totaled $96,000; this amount is recorded as a reduction of leasing expense on the accompanying consolidated statement of operations and retained earnings for the nine months ended September 30, 2013. The payment was received in July 2013.

On May 1, 2012, the Company gave Global notice of non-extension of the Global lease. Global was solely responsible for the removal of its inventory and the cleaning of the tanks prior to May 1, 2013 and the costs associated with these activities, which activities were commenced by Global in late March 2013. The Global lease terminated on April 30, 2013, and the Company took full control of the Facility on that date. Prior to April 30, 2013, Global completed removal of product and the cleaning of the tanks. The final inspection report indicated that two tanks required repairs which the Company is presently undertaking. Upon completion, the Company will bill Global for all costs, including the repairs.

Effective May 1, 2013, the Company became responsible for all real property taxes on the Facility which total $285,000 for 2013. During the term of its lease, Global had paid a portion of such taxes, which amounted to approximately $145,000 for the year ended December 31, 2012. In 2013, Global paid $60,000, its proportionate share of the 2013 taxes. The tax reimbursements are included in petroleum storage facility revenue on the accompanying consolidated statements of operations and retained earnings.

Management has prepared, and the Board has approved, a marketing plan for the Facility. Pursuant to the plan, the Company is marketing the Facility for lease to multiple users for temporary storage and distribution of heating oil and Ultra Low Sulfur Diesel (“ULSD”). As described in Note 1 above, ATMI leased 42% of the Company’s shell barrel capacity as of September 1, 2013, at a monthly rent of approximately $150,000 and up to 220,000 additional barrels on an as-used basis. The Company is seeking other users for short-term storage. The Company is considering all of its options with respect to the Facility.

On June 14, 2013, the Company severed four employees of the Facility and was paying to such employees, for varying periods depending on each employee’s years of service, severance consisting of salary continuation and provision of medical benefits. The severed employees were subject to call back should the Facility reopen. If an employee failed to return, he forfeited the balance of his severance payment. In connection with the ATMI lease, the Company called back all of its former employees and all those employees reported to work. The Company is no longer paying any severance benefits.

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

Management’s estimate of the total cost incurred by the Company in responding to the emergency and repairing the pipeline was $349,000, which amount was accrued as an expense at September 30, 2011, and the Company determined that no receivable could be recorded at that time. In November 2011, Cardi paid the Company $89,000, which amount was offset against the expense previously recorded. During the fourth quarter of 2011, the Company paid an additional $14,000 in connection with the pipeline rupture. At December 31, 2011, the Company determined that $184,000 of the remaining liability was assumed by Cardi. The Company reduced the previously recorded liability and expense by that amount. In February 2012, Cardi paid the $184,000. In May 2012, Cardi paid the remaining $90,000.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	September 30, 2013	December 31, 2012
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,300,000	$5,484,000
Insurance premiums and accrued leasing revenues	45,000	125,000

	5,345,000	5,609,000
Deferred tax assets	(128,000)	(219,000)

	$5,217,000	$5,390,000

9.	Shareholders’ equity:

In November 2008, the Company restated its Articles of Incorporation:

•	To create a new class of common stock of the Company to be designated Class B Common Stock consisting of 3,500,000 shares, $.01 par value per share;

•	To increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 shares; and

•	To provide for certain transfer and ownership restrictions as set forth therein.

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

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Leasing:
Revenues:
Long-term land leases:
Contractual	$885,000	$830,000	$2,596,000	$2,424,000
Contingent	22,000	23,000	171,000	141,000
Short-term leases	204,000	198,000	618,000	589,000

Total revenues	$1,111,000	$1,051,000	$3,385,000	$3,154,000

Property tax expense	$105,000	$151,000	$314,000	$455,000

Depreciation	$50,000	$53,000	$150,000	$154,000

Income before income taxes	$914,000	$794,000	$2,756,000	$2,357,000

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Assets	$10,091,000	$9,885,000	$10,091,000	$9,885,000

Properties and equipment, additions	$—	$15,000	$—	$113,000

Petroleum storage:
Revenues, contractual	$163,000	$996,000	$1,502,000	$2,957,000

Property tax expense	$72,000	$62,000	$215,000	$188,000

Depreciation	$161,000	$161,000	$484,000	$482,000

Income (loss) before income taxes	$(601,000)	$334,000	$(436,000)	$1,228,000

Assets	$12,070,000	$12,570,000	$12,070,000	$12,570,000

Properties and equipment, additions	$—	$4,000	$—	$18,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues for operating segments:
Leasing	$1,111,000	$1,051,000	$3,385,000	$3,154,000
Petroleum storage	163,000	996,000	1,502,000	2,957,000

Total consolidated revenues	$1,274,000	$2,047,000	$4,887,000	$6,111,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$105,000	$151,000	$314,000	$455,000
Petroleum storage	72,000	62,000	215,000	188,000

	177,000	213,000	529,000	643,000
Unallocated corporate property tax expense	—	—	2,000	2,000

Total consolidated property tax expense	$177,000	$213,000	$531,000	$645,000

Depreciation:
Depreciation for operating segments:
Leasing	$50,000	$53,000	$150,000	$154,000
Petroleum storage segment:	161,000	161,000	484,000	482,000

	211,000	214,000	634,000	636,000
Unallocated corporate depreciation	1,000	2,000	4,000	5,000

Total consolidated depreciation	$212,000	$216,000	$638,000	641,000

Income (loss) before income taxes:
Income (loss) before income taxes for operating segments:
Leasing	$914,000	$794,000	$2,756,000	$2,357,000
Petroleum storage	(601,000)	334,000	(436,000)	1,228,000

	313,000	1,128,000	2,320,000	3,585,000
Unallocated corporate expenses	(227,000)	(241,000)	(861,000)	(774,000)
Interest expense	(196,000)	(42,000)	(591,000)	(164,000)

Total consolidated income (loss) before income taxes	$(110,000)	$845,000	$868,000	$2,647,000

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Assets:
Assets for operating segments:
Leasing	$10,091,000	$9,885,000	$10,091,000	$9,885,000
Petroleum storage	12,070,000	12,570,000	12,070,000	12,570,000

	22,161,000	22,455,000	22,161,000	22,455,000
Corporate cash	2,374,000	2,100,000	2,374,000	2,100,000
Other unallocated amounts	308,000	54,000	308,000	54,000

Total consolidated assets	$24,843,000	$24,609,000	$24,843,000	$24,609,000

Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$—	$15,000	$—	$113,000
Petroleum storage	—	4,000	—	18,000

Total consolidated additions	$—	$19,000	$—	$131,000

11.	Related party transaction:

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

In May 2012, the Company and Railroad entered into a License Agreement licensing to the Company track facilities which may be installed in connection with a railcar-loading/unloading facility upon Railroad’s right-of-way. The License Agreement continues through December 31, 2015, and thereafter may be extended for additional three-year periods unless cancelled by the Company upon 30-days written notice prior to termination.

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

The petroleum storage segment consists of the petroleum storage terminal (the “Terminal”) containing 1,044,000 shell barrels and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island. For the first four months of 2013, the Company operated the Facility for Global Companies, LLC (“Global”) under a lease which expired April 30, 2013. Effective September 1, 2013, the Company entered into a through-put lease with Atlantic Trading & Marketing, Inc. (“ATMI”) for 425,000 shell barrels for a term of eight months with automatic three-month extensions unless terminated by either party. In addition, the Company granted ATMI a month-to-month option to lease all or a portion of two additional tanks with a total shell barrel capacity of 220,000 barrels. The Company has the right to terminate this monthly arrangement at any time upon thirty days’ notice. Under the terms of the ATMI lease, the Company provides terminaling services related to the receipt, storage and delivery at the Terminal’s loading rack to customers of ATMI’s marketing agent.

The Company is currently marketing the remainder of the Facility for lease to one or more petroleum storage and distribution users.

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

As a result of the issuance of Dividend Notes and the refinancing of the bank loan in late December 2012, the Company’s financial position has changed significantly. Additionally, the expiration of the Global lease on April 30, 2013, impacted the operating cash generated by the petroleum storage segment; however, the through-put lease entered into effective September 1, 2013, with ATMI has mitigated that impact .

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

Management has prepared, and the Board has approved, a marketing plan for the Facility. Pursuant to the plan, the Company is marketing the Facility for lease to multiple users for temporary storage and distribution of heating oil and Ultra Low Sulfur Diesel (“ULSD”). As described above, ATMI leased 42% of the Company’s shell barrel capacity as of September 1, 2013, at a monthly rent of approximately $150,000. The Company is seeking other users for short-term storage. Management cannot presently determine whether the Company will be able to find additional users for the terminal and if so, the amount of the revenue that will be generated. The Company is considering all of its options with respect to the Facility.

During the first nine months of 2013, the Company’s operating activities provided $942,000 of cash which was $1,406,000 less than the cash provided by operating activities for the nine months ended September 30, 2012, principally due to the expiration of the Global lease on April 30, 2013. Cash and cash equivalents at September 30, 2013 increased $727,000 from year-end. During the nine months ended September 30, 2013, the Company did not pay a dividend or purchase any properties and equipment.

While the Facility was vacant, the Company incurred expense of approximately $75,000 per month with respect to the Facility exclusive of severance payments and depreciation. On June 14, 2013, the Company severed four employees of the Facility and was paying to such employees, for varying periods depending on each employee’s years of service, severance consisting of salary continuation and provision of medical benefits. The severed employees were subject to call back should the Facility reopen. If an employee failed to return, he forfeited the balance of his severance payment. In connection with the ATMI lease, the Company called back all of its former employees and all those employees reported to work. The Company is no longer paying any severance benefits.

Historically, the Company has had adequate liquidity to fund its operations. Even if portions of the Facility are not leased for an extended period of time (which the Company does not believe will be the case), the Company believes that it will have adequate liquidity from other operations to pay its expenses and other obligations, including debt service on the bank loan and the dividend notes and ordinary capital expenditures.

Cash and cash commitments:

At September 30, 2013, the Company had cash of $3,405,000. Effective January 1, 2013, the Federal Deposit Insurance Corporation (“FDIC”) reduced the insurance on all non-interest bearing bank accounts to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held. In connection with the December 2012 Amended and Restated Loan Agreement, the Company is required to maintain unencumbered liquid assets (cash and marketable securities) of $1,000,000 at the Bank.

Under the terms of the Company’s long-term land leases, appraisals of the premises are periodically required at various stated intervals to provide the basis for recalculating the annual rent. An appraisal of Parcel 5 has been completed and, commencing April 1, 2013, the annual rent increased from $344,000 to $540,000.

At September 30, 2013, the Company has three tenants occupying 56% of the Steeple Street Building under short-term leases (five years or less) at a current total annual rental of $121,000. The Company is currently marketing the remaining portions of the building for lease.

In June 2012, the Company prepaid $1,000,000 on its bank loan payable. Further prepayments will depend on the Company’s level of available cash.

In light of the extraordinary dividend paid in December 2012, at each of the quarterly Board meetings held in 2013, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings, financial performance, and the Company’s success, or lack thereof, in marketing the Terminal for short-term storage and distribution of heating oil and ULSD. From April 30, 2013, when the Facility became idle to September 1, 2013 when the lease with ATMI commenced, monthly cash outlays to maintain the Facility had been approximately $75,000, exclusive of severance payments.

3.	Results of operations:

Three months ended September 30, 2013 compared to three months ended September 30, 2012:

Leasing segment:

	2013	2012	Difference
Leasing revenues	$1,111,000	$1,051,000	$60,000
Leasing expense	197,000	257,000	$(60,000)

	$914,000	$794,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases and increases under short-term leases. Leasing expense decreased principally due to a decrease in real property taxes resulting from a reassessment of the downtown Providence parcels.

Petroleum storage segment:

	2013	2012	Difference
Petroleum storage facility revenues	$163,000	$996,000	$(833,000)
Petroleum storage facility expense	764,000	662,000	$102,000

	$(601,000)	$334,000

Petroleum storage facility revenues decreased due to the expiration of the Global lease on April 30, 2013, offset in part by revenue from the new lease with ATMI which commenced September 1, 2013, at a monthly rent of $150,000. Petroleum storage facility expense increased principally due to an increase in repairs and maintenance which included the epoxy coating of two tank bottoms at a total cost of $90,000.

General:

For the three months ended September 30, 2013, general and administrative expense decreased $14,000 principally due to a decrease in professional fees.

Interest expense:

For the three months ended September 30, 2013, bank loan interest expense is $49,000 as compared to $42,000 for the three months ended September 30, 2012. In June 2012, the Company made a principal prepayment of $1,000,000, thereby reducing the interest expense.

For the three months ended September 30, 2013, the interest expense, dividend notes is $147,000. See Dividend Notes above.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012:

Leasing segment:

	2013	2012	Difference
Leasing revenues	$3,385,000	$3,154,000	$231,000
Leasing expense	629,000	797,000	$(168,000)

	$2,756,000	$2,357,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases and increases under short-term leases. Leasing expense decreased principally due to a decrease in real property taxes resulting from a reassessment of the downtown Providence parcels.

Petroleum storage segment:

	2013	2012	Difference
Petroleum storage facility revenues	$1,502,000	$2,957,000	$(1,455,000)
Petroleum storage facility expense	1,938,000	1,729,000	$209,000

	$(436,000)	$1,228,000

Petroleum storage facility revenues decreased due to the expiration of the Global lease on April 30, 2013, offset in part by revenue from the new lease with ATMI which commenced September 1, 2013, at a monthly rent of $150,000. Petroleum storage facility expense increased due to increases in professional fees in connection with the Global Option Agreement (see Note 7 to Notes to Consolidated Financial Statements herein), repairs and maintenance which included the epoxy coating of two tank bottoms at a total cost of $90,000, and insurance costs. In both years, the Company received reimbursement for costs expended in a prior year, which reimbursements were recorded as a reduction of expense. In 2013, the Company was reimbursed $96,000 for costs incurred for the appraisal of the Facility in accordance with the Global Option Agreement (see Note 7 to Notes to Consolidated Financial Statements herein). In 2012, the Company was reimbursed $90,000 for costs associated with a pipeline breach.

General:

For the nine months ended September 30, 2013, general and administrative expense increased $87,000 principally due to legal and consulting fees incurred in connection with the marketing of the Facility.

Interest expense:

For the nine months ended September 30, 2013, bank loan interest expense is $148,000 as compared to $164,000 for the nine months ended September 30, 2012, resulting from the decrease in the interest rate on the refinanced loan. In June 2012, the Company made a principal prepayment of $1,000,000, hereby reducing the interest rate. See Bank Loan above.

For the nine months ended September 30, 2013, the interest expense, dividend notes is $443,000. See Dividend Notes above.

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

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 1, 2013, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012

(ii) Consolidated Statements of Operations and Retained Earnings for the Three and Nine Months ended September 30, 2013 and 2012

(iii) Consolidated Statements of Cash Flows for the Nine Months ended September, 2013 and 2012

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

DATED: November 1, 2013