Form 10-K/A
period 2012-12-31
CAPITAL PROPERTIES INC /RI/
filed 2013-11-07
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

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

As of February 28, 2013, the Company had 3,790,249 shares of Class A Common Stock and 2,809,663 shares of Class B Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2012

EXPLANATORY NOTE

Capital Properties, Inc. is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 11, 2013. The purpose of this Form 10-K/A is solely to furnish Amended Exhibits 31.1 and 31.2. to correct language as required by Item 601(b)(31) of Regulation S-K.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K as filed on March 11, 2013.

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

(c)

Lease between Metropark, Ltd. and Company:

(i) Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004), as amended.)

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

DATED: November 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	November 7, 2013
Robert H. Eder
President and Director
Principal Executive Officer

/s/ Barbara J. Dreyer	November 7, 2013
Barbara J. Dreyer
Treasurer, Principal Financial Officer and Principal Accounting Officer

/s/ Craig M. Scott	November 7, 2013
Craig M. Scott, Director

/s/ Harris N. Rosen	November 7, 2013
Harris N. Rosen, Director

4