Form 10-K
period 2013-12-31
CAPITAL PROPERTIES INC /RI/
filed 2014-03-12
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $13,502,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of March 3, 2014, the Company had 6,599,912 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on April 29, 2014, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

FORWARD-LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases and the early termination of the Parcel 6B and Parcel 6C land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the ability to lease the petroleum storage facility on favorable terms and conditions; and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

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

The Company first began offering parcels for lease in the Capital Center area in the late 1980’s. As of December 31, 2013, nine parcels have been leased by the Company under long-term leases of 99 years or more. Of the nine parcels, seven have improvements constructed thereon as follows:

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

Parcel 20 Adjacent to the Capital Center

Since the 1980’s, the Company has owned an undeveloped parcel of land adjacent to the Capital Center, which is leased out for public parking purposes on a short-term basis. In 2007, the Company purchased the adjacent parcel containing a three/four-story 18,000 square foot building (the “Steeple Street Building”) and related land for $2,329,000, which, together with the previously-owned land, now comprises Parcel 20, containing 26,600 square feet. The Steeple Street Building is on the State Registry of Historic Buildings. During 2010-11, the Company substantially rehabilitated the Building. The Building has three commercial tenants with additional space available for lease.

All of the properties described above are shown on a map contained in Exhibit 20.1.

Lamar Lease

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) under a lease which now expires in 2045. All but one of these locations are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and Providence & Worcester Railroad Company, a related company (“Railroad”); the remaining location is leased by the Company from a third party with a remaining term of eighteen months with an option to renew for an additional five years.

Although no new locations have been added since 2002, in 2013 Lamar converted billboards at two locations to electronic boards, which conversions extended the term of the lease for a total of twelve years to 2045. Lamar has a right of first refusal for additional billboard location sites acquired by the Company in New England and Metropolitan New York City.

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

A summary of the long-term leases which have commenced is as follows:

Parcels in Capital Center Area
Parcel Number	Description of Usage	Term of Lease	Termination Date	Options to Extend Lease	Current Annual Contractual Rental	Contingent Rental	Next Periodic Rental Adjustment	Annual Rent After Next Adjustment and/or Type of Next Adjustment

2	Residential/ Office	103 Yrs.	2108	Two 75-Year	$456,000	None	2018	Cost-of-Living Adjustment

3S	Office	99 Yrs.	2087	None	$485,000	None	2014	$618,000

5	Residential	149 Yrs.	2142	None	$540,000	1% Gross Revenues	2033	Appraisal

6A	Residential	99 Yrs.	2107	Two 50-Year	$300,000	None	2014	$330,000

6B	Residential/Office	99 Yrs.	2107	Two 50-Year	$175,000	None	2014	Cost-of-Living Adjustment

6C	Residential/Office	99 Yrs.	2107	Two 50-Year	$—	None	2015	$200,000

7A	Garage	99Yrs.	2104	Two 75-Year	$113,000	None	2015	Cost-of-Living Adjustment

8	Office	99 Yrs.	2090	None	$270,000	1% Gross Revenues	2015	Cost-of-Living Adjustment

9	Office	149 Yrs.	2153	None	$360,000	None	2016	$378,000

Lamar
Description of Usage	Term of Lease	Termination Date	Options to Extend Lease	Current Annual Contractual Rental	Contingent Rental	Next Periodic Rental Adjustment	Annual Rent After Next Adjustment and/or Type of Next Adjustment

Billboard	39 Yrs.	2045	See Lamar Lease above	$799,000	See Lamar Lease above	2014	$827,000

Major tenants:

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s leasing segment revenues for the years ended December 31, 2013 and 2012:

	2013	2012

Lamar Outdoor Advertising, LLC	$934,000	$893,000
Metropark, Ltd	620,000	606,000
AvalonBay Communities, Inc.	557,000	404,000	*
One Citizens Plaza Holdings LLC	485,000	485,000
261 LLC and 262 LLC	475,000	418,000	*
Intercontinental Real Estate Investment Fund IV LLC	456,000	456,000

	$3,527,000	$3,262,000

*	Amounts which do not represent greater than 10 percent in 2012 but are presented for comparative purposes only

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

Employees

The leasing segment has two employees.

Petroleum Storage

Terminal and Pier Facility

The Company, through its wholly-owned subsidiary, Dunellen, LLC, owns a petroleum storage terminal containing 1,004,000 shell barrels (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island. The Terminal utilizes the Pier and pipelines connecting the Pier to the Terminal. For the period May 1, 1998 to April 30, 2013, the Company leased the Facility to Global Companies, LLC (“Global”) for the storage and sale of petroleum distillates and operated the Facility for Global pursuant to a contract with another Company subsidiary, Capital Terminal Company. The Company was responsible for labor, insurance, a portion of the real property taxes and other operating expenses, as well as certain capital improvements.

Under the terms of the Option Agreement between the Company and Global dated June 9, 2003 (the “Option Agreement”), on April 27, 2012, Global preliminarily exercised its option to purchase the Company’s Facility. In compliance with the Option Agreement, the Company thereafter provided Global with a calculation of Adjusted Book Value (as that term is defined in the Option Agreement) of the Facility, which amounted to $19,700,000. Global then elected to proceed with the determination of Appraised Value (as defined in the Option Agreement). Global and the Company each selected an appraiser and elected to defer selection of a third appraiser until their respective appraisers completed their appraisals and discussed the results. The Company’s appraiser arrived at an appraised value of $46,200,000 for the Facility. Global’s appraiser arrived at a value of $15,400,000 for the Facility. As required by the Option Agreement, the two appraisers then engaged a third appraiser who on May 17, 2013 appraised the Facility at $35,000,000. Global had ten business days following the receipt of the third appraisal to elect to proceed with a feasibility study of the Facility, which it failed to do. As a result, the Option Agreement terminated on June 3, 2013.

Termination of Global Lease:

On May 1, 2012, the Company gave Global notice of non-extension of the Global lease. Global was solely responsible for the removal of its inventory and the cleaning of the tanks prior to May 1, 2013 and the costs associated with these activities. The Global lease terminated on April 30, 2013, and the Company took full control of the Facility on that date. Prior to April 30, 2013, Global completed the removal of product and the cleaning of the tanks. The final inspection report indicated that two tanks required repairs, which repairs were done by the Company and the costs reimbursed by Global.

Atlantic Trading & Marketing, Inc.:

Effective September 1, 2013, the Company entered into a through-put lease with Atlantic Trading & Marketing, Inc. (“ATMI”) for 425,000 shell barrels for a term of eight months with automatic three-month extensions unless terminated by either party. In addition, the Company granted ATMI a month-to-month option to lease up to 220,000 additional barrels on an as-used basis. Under the terms of the ATMI lease, the Company provides terminaling services related to the receipt, storage and delivery at the Terminal’s loading rack to customers of ATMI’s marketing agent. ATMI has notified the Company that it will vacate the Facility on April 30, 2014. Subsequent to its notice of nonrenewal, ATMI expressed interest in negotiating an extension of its lease through April 30, 2015, at a reduced rent for the summer months. There is no assurance that the Company and ATMI will reach agreement on an extension.

Marketing Plan

Management prepared, and the Board approved, a marketing plan for the Facility. In light of ATMI’s decision to terminate its lease as of April 30, 2014, the Company is currently marketing the Terminal for lease and is considering all of its other options with respect to the Facility. To the extent the Company is unsuccessful in renting at least a significant portion of the Terminal at favorable rates, there could be a material adverse impact on the Company’s revenues and its net income.

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

The total cost incurred by the Company in responding to the emergency and repairing the pipeline was $363,000. Cardi paid the Company as follows: $89,000 in November 2011, $184,000 in February 2012, and the balance of $90,000 in May 2012.

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

Competition

The Facility competes with several other similar facilities located on and adjacent to the Providence Harbor. The Terminal has approximately 48% of the total distillate storage capacity in the Providence area. The current tenant, ATMI, competes with other terminal operators on the basis of price, availability and a willingness to advance credit to local wholesalers. The amount of petroleum throughput at the Terminal is a function of the Company’s ability to effectively market the Facility for short-term storage and distribution of heating oil and ULSD.

Employees

The Terminal employs eight people on a full-time basis.

Item 2.	Properties

The Company owns approximately 18 acres and a historic building in and adjacent to the Capital Center District in Providence, Rhode Island. All of the property and a portion of the building are leased either under long-term leases or short-term leases as more particularly described in Item 1, Leasing Segment. The Company also owns or controls 23 locations on which 44 billboard faces have been constructed. All but one these locations are owned by the Company under permanent easements from a related company, the Railroad; the remaining location is leased from an unrelated third party with a remaining term of eighteen months with an option to renew for an additional five years. The Company owns an approximate 10-acre site in East Providence, Rhode Island on which there are located nine petroleum storage tanks and related distribution racks together with a 3,000 square foot single-story office building which houses the Company’s headquarters and other support operations. In 2006, the Company completed the development of the land currently owned by the Company at the Terminal. In addition, the Company is the owner of the Pier located in East Providence, Rhode Island. The Pier, which has a deep water draft capacity of -40 feet Mean Low Water, can accommodate ships up to 825 feet in length. The Company has a permanent right to use the pipelines connecting the Pier to the Terminal.

Item 3.	Legal Proceedings – None

Item 4.	Mine Safety Disclosure – Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Class A Common Stock is traded on the OTCQX, symbol “CPTP.” The following table shows the high and low trading prices for the Company’s Class A Common Stock during the quarterly periods indicated as obtained from the OTCQX, together with cash dividends paid per share during such periods.

	Trading Prices		Dividends Paid
	High	Low
2013
1st Quarter	6.95	6.25	—
2nd Quarter	7.75	6.95	—
3rd Quarter	9.05	7.40	—
4th Quarter	8.33	8.00	—

2012
1st Quarter	8.70	7.40	.03
2nd Quarter	10.05	8.30	.03
3rd Quarter	9.50	8.16	.03
4th Quarter	9.69	6.33	.48

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

In January 2013, the Board of Directors of the Company approved submitting to the shareholders at the 2013 annual meeting Amended and Restated Articles of Incorporation which, among other things, eliminated (1) the Class B Common shares and automatically converted all Class B Common shares into an equivalent number of Class A Common shares, (2) all restrictions that existed with respect to the ownership of Class A and Class B Common stock and (3) Excess Stock. On April 23, 2013, the shareholders approved the Amended and Restated Articles of Incorporation.

Information with respect to the high and low trading prices for the Class B Common Stock was not available because the stock was not listed on any exchange, was not quoted by any quotation service, and there was no known market for such Class B Common Stock.

At March 3, 2014, there were 470 holders of record of the Company’s Class A Common Stock.

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

Through December 31, 2013, the receivable on this lease has grown to $21,446,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 32 years away.

In 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases). For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 94th year of the lease. Through December 31, 2013, the receivable on this lease is $22,423,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 84 years away.

In 2006, the Company entered into an Amended and Restated Agreement of its lease with Lamar Outdoor Advertising LLC (“Lamar”). In 2013, the lease was extended to 2045 following the conversion of billboards at two locations to electronic boards, as required by the lease, resulting in a current remaining term of 32 years which provides for fixed percentage increases annually. For this lease, the contractual amount paid by Lamar will not exceed the calculated straight-line amount until the 23rd year of the extended lease. Through December 31, 2013, the receivable on this lease is $1,510,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 16 years away.

Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates are closer.

Although the Company’s other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that certain future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values. Through December 31, 2013, the receivable on these leases is $12,342,000 and management has not been able to conclude that any portion is collectible as the turnaround dates are approximately 47 years away.

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

The petroleum storage segment consists of operating the petroleum storage terminal (the “Terminal”) containing 1,004,000 shell barrels and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island. For the first four months of 2013, the Company operated the Facility for Global Companies, LLC (“Global”) under a lease which expired April 30, 2013. Effective September 1, 2013, the Company entered into a through-put lease with Atlantic Trading & Marketing, Inc. (“ATMI”) for 425,000 shell barrels for a term of eight months with automatic three-month extensions unless terminated by either party. In addition, the Company granted ATMI a month-to-month option to lease up to 220,000 additional barrels on an as-used basis. Under the terms of the ATMI lease, the Company provides terminaling services related to the receipt, storage and delivery at the Terminal’s loading rack to customers of ATMI’s marketing agent. ATMI has notified the Company that it will vacate the Terminal on April 30, 2014. Subsequent to its notice of nonrenewal, ATMI expressed interest in negotiating an extension of its lease through April 30, 2015, at a reduced rent for the summer months. There is no assurance that the Company and ATMI will reach agreement on an extension. The Company is currently marketing the Terminal for lease to one or more petroleum storage and distribution users and is considering all its other options with respect to the Facility.

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon. In the petroleum storage segment, the Company is responsible for the operating and maintenance expenditures, as well as capital improvements at the Facility.

2.	Liquidity and capital resources:

As a result of the issuance of Dividend Notes and the refinancing of the bank loan in late December 2012, the Company’s financial position has changed significantly. Additionally, the expiration of the Global lease on April 30, 2013 impacted the operating cash generated by the petroleum storage segment; however, the through-put lease entered into effective September 1, 2013 with ATMI has mitigated that impact.

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

Petroleum storage facility:

As reported in Note 6 of the Notes to Consolidated Financial Statements in Item 8 hereof, the Global lease expired April 30, 2013 and the Global Option Agreement terminated on June 3, 2013.

As described above, as of September 1, 2013, ATMI leased 425,000 shell barrels for a term of eight months at a monthly rent of approximately $150,000. ATMI has notified the Company that it will vacate the Facility on April 30, 2014. Subsequent to its notice of nonrenewal, ATMI expressed interest in negotiating an extension of its lease through April 30, 2015, at a reduced rent for the summer months. There is no assurance that the Company and ATMI will reach agreement on an extension. The Company is currently considering all of its options with respect to the Facility. Management cannot presently determine what revenue, if any, will be generated by the Facility after the termination of the ATMI lease.

During 2013, the Company’s operating activities provided $930,000 of cash, which was $1,750,000 less than the cash provided by operating activities in 2012, principally due to the expiration of the Global lease on April 30, 2013 and the lack of a tenant for the Terminal until September 1, 2013. Cash at December 31, 2013 increased $627,000 from 2012. During 2013, the Company did not pay a dividend and only purchased $17,000 of equipment.

While the Facility was vacant, the Company incurred expense of approximately $75,000 per month with respect to the Facility, exclusive of severance payments and depreciation. On June 14, 2013, the Company severed four employees of the Facility and paid to such employees, for varying periods depending on each employee’s years of service, severance consisting of salary continuation and provision of medical benefits. The severed employees were subject to call back should the Facility reopen. If an employee failed to return, he forfeited the balance of his severance payment. In connection with the ATMI lease, the Company called back all of its former employees and all those employees reported to work and the Company ceased paying any severance benefits.

Historically, the Company has had adequate liquidity to fund its operations. Even if portions of the Facility remain unleased for an extended period of time (which the Company does not believe will be the case), the Company believes that it will have adequate liquidity from other operations to pay its expenses and other obligations, including debt service on the bank loan and the dividend notes and ordinary capital expenditures.

Cash and cash commitments:

At December 31, 2013, the Company had cash of $3,305,000. Effective January 1, 2013, the Federal Deposit Insurance Corporation (“FDIC”) reduced the insurance on all non-interest bearing bank accounts to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held. In connection with the December 2012 Amended and Restated Loan Agreement, the Company is required to maintain unencumbered liquid assets (cash and marketable securities) of $1,000,000 at the Bank.

Under the terms of the Company’s long-term land leases, appraisals of the premises are periodically required at various stated intervals to provide the basis for recalculating the annual rent. An appraisal of Parcel 5 was completed and, commencing April 1, 2013, the annual rent increased from $344,000 to $540,000.

Under the terms of three additional long-term land leases, the scheduled annual contractual rent will increase in 2014 as follows: (1) on July 1, 2014, the rent on Parcel 6A will increase $30,000; (2) on July 1, 2014, the rent on 6B will increase $18,000; and (3) on October 1, 2014, the rent on Parcel 3S will increase $133,000.

At December, 2013, the Company has three tenants occupying 56 percent of the Steeple Street Building under short-term leases (five years or less) at a current total annual rental of $121,000. The Company is currently marketing the remaining portions of the building for lease.

In June 2012, the Company prepaid $1,000,000 on its bank loan payable. Further prepayments will depend on the Company’s level of available cash.

In light of the extraordinary dividend paid in December 2012, at each of the quarterly Board meetings held in 2013, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings, financial performance, and the Company’s success, or lack thereof, in marketing the Terminal for short-term storage and distribution of heating oil and ULSD. From April 30, 2013 when the Facility became idle to September 1, 2013 when the lease with ATMI commenced, monthly cash outlays to maintain the Facility were approximately $75,000, exclusive of severance payments.

At December 31, 2013, the Company has no non-cancellable contract obligations other than one operating lease for a billboard location for which the rent expense is not material in amount.

3.	Results of operations:

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Leasing segment:

	2013	2012	Difference
Leasing revenues	$4,498,000	$4,202,000	$296,000
Leasing expense	832,000	1,063,000	$(231,000)

	$3,666,000	$3,139,000

Leasing revenues increased due to scheduled increases in rentals under long-term land leases and increases under short-term leases. Leasing expense decreased principally due to a decrease in real property taxes resulting from a reassessment of the downtown Providence parcels.

Petroleum storage segment:

	2013	2012	Difference
Petroleum storage facility revenues	$2,171,000	$3,954,000	$(1,783,000)
Petroleum storage facility expense	2,766,000	2,388,000	$378,000

	$(595,000)	$1,566,000

Petroleum storage facility revenues decreased due to the expiration of the Global lease on April 30, 2013, offset in part by revenue from the new lease with ATMI which commenced September 1, 2013, at a monthly rent of $150,000. Petroleum storage facility expense increased due to an increase in (1) repairs and maintenance which included the epoxy coating of three tank bottoms at a total cost of $90,000 and piping modifications at a cost of $60,000 and (2) professional fees in connection with the marketing of the terminal.

General:

For the year ended December 31, 2013, general and administrative expense decreased $113,000. In 2012, the Company incurred costs associated with the extraordinary dividend paid in December 2012.

Interest expense:

For the year ended December 31, 2013, bank loan interest expense is $197,000 as compared to $207,000 for the year ended December 31, 2012, resulting from the decrease in the interest rate on the refinanced loan. In June 2012, the Company made a principal prepayment of $1,000,000. See Bank loan above.

For the year ended December 31, 2013, the interest expense on the dividend notes is $596,000. See Dividend notes above.

Income taxes:

For the years ended December 31, 2013 and 2012, the Company’s effective income tax rate is approximately 40 percent.

Item 8.	Financial Statements and Supplementary Data

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors

Capital Properties, Inc.

East Providence, Rhode Island

We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

March 12, 2014

A Limited Liability Partnership

10 Weybosset Street, Suite 700, Providence, RI 02903 • (p) 401.421.4800 • 1.800.927.LGCD • (f) 401.421.0643 • www.lgcd.com

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

Properties and equipment (net of accumulated depreciation)	$20,526,000	$21,359,000
Cash	3,305,000	2,678,000
Income taxes receivable	389,000	—
Prepaid and other	590,000	522,000

	$24,810,000	$24,559,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable:
Bank ($288,000 due within one year)	$5,439,000	$5,725,000
Dividend notes	11,787,000	11,787,000
Accounts payable and accrued expenses:
Property taxes	282,000	303,000
Environmental remediation	81,000	81,000
Other	380,000	331,000
Deferred income taxes, net	5,188,000	5,390,000

	23,157,000	23,617,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding, 6,599,912 shares and 3,789,778 shares at December 31, 2013 and 2012, respectively	66,000	38,000
Class B common stock, $.01 par; authorized 3,500,000 shares; issued and outstanding, 0 shares and 2,810,134 shares at December 31, 2013 and 2012, respectively (Note 8)	—	28,000
Excess stock, $.01 par; authorized 1,000,000 shares; none issued and outstanding (Note 8)	—	—
Capital in excess of par	782,000	782,000
Retained earnings	805,000	94,000

	1,653,000	942,000

	$24,810,000	$24,559,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012

Revenues:
Leasing	$4,498,000	$4,202,000
Petroleum storage facility	2,171,000	3,954,000

	6,669,000	8,156,000

Expenses:
Leasing	832,000	1,063,000
Petroleum storage facility	2,766,000	2,388,000
General and administrative	1,104,000	1,217,000
Interest on notes:
Bank loan	197,000	207,000
Dividend notes	596,000	—

	5,495,000	4,875,000

Income before income taxes	1,174,000	3,281,000

Income tax expense (benefit):
Current	665,000	1,519,000
Deferred	(202,000)	(251,000)

	463,000	1,268,000

Net income	$711,000	$2,013,000

Basic income per share, based upon 6,599,912 shares outstanding	$.11	$.31

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2013 and 2012
	Class A Common Stock	Class B Common Stock	Excess Stock	Capital in Excess of Par	Retained Earnings	Total Shareholders’ Equity

Balance, January 1, 2012	$37,000	$29,000	$—	$11,762,000	$2,743,000	$14,571,000

Conversion of Class B common stock to Class A common stock	1,000	(1,000)	—	—	—	—

Quarterly dividends paid on common stock based upon 6,599,912 shares outstanding, $.12 per common share	—	—	—	—	(792,000)	(792,000)

Extraordinary dividend paid December 27, 2012 on common stock based upon 6,599,912 shares outstanding, $2.25 per common share	—	—	—	(10,980,000)	(3,870,000)	(14,850,000)

Net income for the year	—	—	—	—	2,013,000	2,013,000

Balance, December 31, 2012	38,000	28,000	—	782,000	94,000	942,000

Conversion of Class B common stock to Class A common stock	28,000	(28,000)	—	—	—	—

Net income for the year	—	—	—	—	711,000	711,000

Balance, December 31, 2013	$66,000	$—	$—	$782,000	$805,000	$1,653,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$711,000	$2,013,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	850,000	856,000
Amortization of deferred financing fees	7,000	6,000
Deferred:
Income taxes	(202,000)	(251,000)
Leasing revenues	—	(70,000)
Changes in assets and liabilities:
Increase in:
Income taxes receivable	(389,000)	—
Prepaid and other	(75,000)	(44,000)
Accounts payable and accrued expenses	28,000	125,000
Decrease in:
Income taxes receivable	—	45,000

Net cash provided by operating activities	930,000	2,680,000

Cash used in investing activities:
Properties and equipment:
Payments for acquisitions	(17,000)	(152,000)
Reimbursement of costs of previously recorded asset	—	34,000
Related party transaction:
Advance	—	(100,000)
Payment	—	199,000

Net cash used in investing activities	(17,000)	(19,000)

Cash flows from financing activities:
Proceeds from note payable, bank	—	3,025,000
Payments:
Note payable, bank	(286,000)	(1,300,000)
Deferred financing fees	—	(31,000)
Dividends	—	(3,855,000)

Net cash used in financing activities	(286,000)	(2,161,000)

Increase in cash	627,000	500,000
Cash, beginning	2,678,000	2,178,000

Cash, ending	$3,305,000	$2,678,000

Supplemental disclosure:
Cash paid for:
Income taxes	$1,054,000	$1,474,000

Interest	$756,000	$218,000

Non-cash activities:
Financing, issuance of dividend notes payable	$—	$11,787,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The petroleum storage segment consists of operating the petroleum storage terminal (the “Terminal”) containing 1,044,000 shell barrels and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island. For the first four months of 2013, the Company operated the Facility for Global Companies, LLC (“Global”) under a lease which expired April 30, 2013.

Effective September 1, 2013, the Company entered into a through-put lease with Atlantic Trading & Marketing, Inc. (“ATMI”) for 425,000 shell barrels for a term of eight months with automatic three-month extensions unless terminated by either party. In addition, the Company granted ATMI a month-to-month option to lease up to 220,000 additional barrels on an as-used basis. Under the terms of the ATMI lease, the Company provides terminaling services related to the receipt, storage and delivery at the Terminal’s loading rack to customers of ATMI’s marketing agent. ATMI has notified the Company that it will vacate the Facility on April 30, 2014. Subsequent to its notice of nonrenewal, ATMI expressed interest in negotiating an extension of its lease through April 30, 2015, at a reduced rent for the summer months. There is no assurance that the Company and ATMI will reach agreement on an extension. The Company is currently marketing the Terminal for lease and is considering all of its other options with respect to the Facility.

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon. In the petroleum storage segment, the Company is responsible for the operating and maintenance expenditures, as well as capital improvements at the Facility.

2.	Summary of significant accounting policies:

Principles of consolidation:

The accompanying consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2013 and 2012, the Company had no cash equivalents. The Company maintains all of its cash in non-interest bearing checking accounts in one bank which were fully insured by the Federal Deposit Insurance Corporation (“FDIC”). Effective January 1, 2013, the FDIC reduced the insurance on all non-interest bearing bank accounts to a maximum of $250,000. The Company has not experienced any losses in such accounts.

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

Certain of the Company’s long-term land leases, including the outdoor advertising locations, provide for presently known scheduled rent increases over the remaining terms (32 to 140 years). The Company follows GAAP in accounting for leases by recognizing leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as revenue that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.

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

New accounting standards:

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company expects that none of the new standards will have a significant impact on its consolidated financial statements.

3.	Properties and equipment:

Properties and equipment consist of the following:

	Estimated Useful Life in Years
		December 31,
		2013	2012
Properties on lease or held for lease:
Land and land improvements	—	$4,701,000	$4,701,000
Building and improvements, Steeple Street	39	5,545,000	5,545,000

		10,246,000	10,246,000

Petroleum storage facility, on lease:
Land and land improvements	—	5,561,000	5,561,000
Buildings and structures	30	1,846,000	1,846,000
Tanks and equipment	15-20	14,643,000	14,626,000

		22,050,000	22,033,000

Office equipment	5-10	83,000	83,000

		32,379,000	32,362,000

Less accumulated depreciation:
Properties on lease or held for lease		787,000	581,000
Petroleum storage facility, on lease		10,988,000	10,349,000
Equipment		78,000	73,000

		11,853,000	11,003,000

		$20,526,000	$21,359,000

4.	Notes payable:

Bank loan:

In April 2010, the Company borrowed $6,000,000 from a bank. The loan bore interest at an annual rate of 6% and had a term of ten years with repayment on a 20-year amortization schedule (monthly principal payments of $25,000 plus interest) and a balloon payment due in April 2020 when the loan was due to mature. The loan contained customary covenant terms and conditions and permitted repayment in whole or in part at any time without penalty if the prepayment was made from internally generated funds. As collateral for the loan, the Company granted the Bank a mortgage on Parcels 3S and 5 in the Capital Center. The proceeds of the loan were used primarily to fund a special dividend of $5,478,000 to shareholders which represented the Company’s earnings and profits as calculated for federal income tax purposes at December 31, 2009. In 2011 and 2012, the Company made principal prepayments of $1,525,000 and $1,000,000, respectively.

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

The following is a schedule of principal payments for the remaining term of the note payable:

Year ending December 31,
2014	$288,000
2015	288,000
2016	288,000
2017	288,000
2018	288,000
2019 to 2022	3,999,000

$5,439,000

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

Long-term land leases:

As of December 31, 2013, the Company had entered into nine long-term land leases, including the Parcel 6A lease discussed below. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. For the years ended December 31, 2013 and 2012, the real property taxes attributable to the Company’s land under these nine leases totaled $1,286,000 and $1,293,000, respectively.

Under two of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenants) which totaled $92,000 and $76,000 for the years ended December 31, 2013 and 2012, respectively.

In 2005, a long-term land lease commenced on an undeveloped parcel (Parcel 6) on which two residential buildings were planned. One building containing 96 apartments (120,000 gross square feet) was completed in September 2009. In May 2012, the designee of the holder of the leasehold mortgage on the parcel received title to the premises through a foreclosure deed, and the Company entered into three amended and restated leases, each for a portion of the parcel, with single purpose entities formed by the designee of the holder of the leasehold mortgage. Each of the leases has an initial term of approximately 95 years with two renewal terms of fifty years each. The lease for the portion of the parcel on which the improvements have been completed (Parcel 6A) provides for an annual rent of $300,000 subject to periodic cost-of-living and appraisal adjustments. The portions of the parcel on which construction has not commenced (Parcel 6B and Parcel 6C) have different rental terms. With respect to Parcel 6B, commencing July 1, 2012, the annual rent is $175,000. As to Parcel 6C, there is no rent until July 1, 2015, at which time the annual rent is $200,000. In each case, the rent is subject to periodic adjustment. The ground leases are non-recourse to each of the tenants. With respect to the Parcel 6B and 6C leases, an affiliate of the leasehold mortgagee has guaranteed the payment by the tenants of rent and real property taxes as well as certain other tenant monetary obligations for a two-year period which commenced on May 18, 2012. Commencing May 18, 2014, each of the lessees of Parcel 6B and 6C has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice.

Under the original Parcel 6 lease which commenced in 2005, the tenant was entitled to a credit for future rents equal to a portion of the real property taxes paid by the tenant through April 2007. In connection with Phase I of the tenant’s project, commencing July 1, 2010, the annual rent increased from $48,000 to $300,000. As a result of the rent credit, the tenant was not required to make cash payments for Phase I rent until March 2012 when the rent credit was fully utilized. Commencing July 1, 2010, the Company reclassified each month $25,000 of deferred leasing revenues to leasing revenues. For the year ended December 31, 2012, the Company reclassified the remaining $70,000 of deferred leasing revenues to leasing revenues.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which now expires in 2045. All but one of these locations are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and Providence & Worcester Railroad Company, a related company (“Railroad”); the remaining location is leased by the Company from a third party with a remaining term of eighteen months with an option to renew for an additional five years.

In 2013, Lamar converted billboards at two locations to electronic billboards, which conversions extended the term of the lease for a total of twelve years. The Lamar lease also provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2013 and 2012, the percentage rents totaled $105,000 and $84,000, respectively, which amounts are included in leasing revenues on the accompanying consolidated statements of income for the years ended December 31, 2013 and 2012. The Lamar lease contains other terms and conditions customary to such instruments.

Minimum future contractual rental payments to be received from non-cancellable long-term leases as of December 31, 2013 are:

Year ending December 31,
2014	$3,583,000
2015	3,809,000
2016	3,918,000
2017	3,946,000
2018	3,969,000
2019 to 2153	798,084,000

$817,309,000

For those leases with presently known scheduled rent increases at December 31, 2013 and 2012, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 32 to 149 year terms of the leases) and the portion of the excess of straight-line over contractual rentals which management has concluded is realizable when payable over the terms of the leases at December 31, 2013 and 2012 are as follows:

	2013	2012
Cumulative excess of straight-line over contractual rentals	$57,721,000	$52,277,000
Amount management has not been able to conclude is collectible	(57,680,000)	(52,235,000)

Accrued leasing revenues, which are included in prepaid andother on the accompanying consolidated balance sheets	$41,000	$42,000

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

At December 31, 2013, the Company has three tenants occupying 56 percent of the Steeple Street Building under short-term leases of five years or less at a current total annual rental of $121,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At December 31, 2013 and 2012, the excess of straight-line over contractual rentals is $10,000 and $12,000, respectively, which is included in prepaid and other on the accompanying consolidated balance sheets. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

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

Under the terms of the Option Agreement between the Company and Global dated June 9, 2003 (the “Option Agreement”), on April 27, 2012, Global preliminarily exercised its option to purchase the Company’s Facility. In compliance with the Option Agreement, the Company thereafter provided Global with a calculation of Adjusted Book Value (as that term is defined in the Option Agreement) of the Facility which amounted to $19,700,000. Global then elected to proceed with the determination of Appraised Value (as defined in the Option Agreement). Global and the Company each selected an appraiser and elected to defer selection of a third appraiser until their respective appraisers completed their appraisals and discussed the results. The Company’s appraiser arrived at an appraised value of $46,200,000 for the Facility. Global’s appraiser arrived at a value of $15,400,000 for the Facility. As required by the Option Agreement, the two appraisers then engaged a third appraiser who on May 17, 2013 appraised the Facility at $35,000,000. Global had ten business days following the receipt of the third appraisal to elect to proceed with a feasibility study of the Facility, which it failed to do. As a result, the Option Agreement terminated on June 3, 2013.

Under the terms of the Option Agreement, in the event Global elected not to purchase the Facility, Global was required to reimburse the Company for the cost of the Company’s appraisal, which totaled $96,000; this amount is recorded as a reduction of petroleum storage expense on the accompanying consolidated statement of income for the year ended December 31, 2013. The payment was received in July 2013.

On May 1, 2012, the Company gave Global notice of non-extension of the Global lease. Global was solely responsible for the removal of its inventory and the cleaning of the tanks prior to May 1, 2013 and the costs associated with these activities. The Global lease terminated on April 30, 2013, and the Company took full control of the Facility on that date. Prior to April 30, 2013, Global completed removal of product and the cleaning of the tanks. The final inspection report indicated that two tanks required repairs which were done by the Company and the costs were reimbursed by Global.

Effective May 1, 2013, the Company became responsible for all real property taxes on the Facility, which totaled $287,000 for 2013. During the term of its lease, Global had paid a portion of such taxes, which amounted to approximately $145,000 for the year ended December 31, 2012. In 2013, Global paid $60,000, its proportionate share of the 2013 taxes. The tax reimbursements are included in petroleum storage facility revenue on the accompanying consolidated statements of income.

As described in Note 1 above, ATMI leased 425,000 shell barrels as of September 1, 2013 at a monthly rent of approximately $150,000 and up to 220,000 additional barrels on an as-used basis. ATMI has notified the Company that it will vacate the Facility on April 30, 2014. Subsequent to its notice of nonrenewal, ATMI expressed interest in negotiating an extension of its lease through April 30, 2015, at a reduced rent for the summer months. There is no assurance that the Company and ATMI will reach agreement on an extension. The Company is currently marketing the Terminal for lease and is considering all of its other options with respect to the Facility.

On June 14, 2013, the Company severed four employees of the Facility and paid to such employees, for varying periods depending on each employee’s years of service, severance consisting of salary continuation and provision of medical benefits. The severed employees were subject to call back should the Facility reopen. If an employee failed to return, he forfeited the balance of his severance payment. In connection with the ATMI lease, the Company called back all of its former employees and all those employees reported to work and the Company is no longer paying any severance benefits.

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

7.	Income taxes:

For the years ended December 31, 2013 and 2012, income tax expense (benefit) is comprised of the following components:

	2013	2012
Current:
Federal	$530,000	$1,196,000
State	135,000	323,000

	665,000	1,519,000

Deferred:
Federal	(162,000)	(195,000)
State	(40,000)	(56,000)

	(202,000)	(251,000)

	$463,000	$1,268,000

For the years ended December 31, 2013 and 2012, a reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:

	2013	2012
Computed “expected” tax	$399,000	$1,116,000
Increase in “expected” tax resulting from state income tax, net of federal income tax benefit	64,000	177,000
Other	—	(25,000)

	$463,000	$1,268,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis:
Cost differences	$3,751,000	$3,816,000
Depreciation differences	1,492,000	1,668,000

	5,243,000	5,484,000
Insurance premiums and accrued leasing revenues	151,000	125,000

	5,394,000	5,609,000
Deferred tax assets	(206,000)	(219,000)

	$5,188,000	$5,390,000

The Company’s federal and various state income tax returns for the years subsequent to 2009 remain subject to examination.

The Company follows GAAP when reviewing all its tax positions and has determined that no reserves are required.

8.	Shareholders’ equity:

In November 2008, the Company restated its Articles of Incorporation:

•	To create a new class of common stock of the Company to be designated Class B Common Stock consisting of 3,500,000 shares, $.01 par value per share;

•	To increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 shares; and

•	To provide for certain transfer and ownership restrictions as set forth therein.

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

In January 2013, the Board of Directors of the Company approved submitting to the shareholders at the 2013 annual meeting Amended and Restated Articles of Incorporation which, among other things, eliminated (1) the Class B Common shares and automatically converted all Class B Common shares into an equivalent number of Class A Common shares, (2) all restrictions that existed with respect to the ownership of Class A and Class B Common stock and (3) Excess Stock. The Board took this action after concluding that conversion to a REIT was unlikely to occur at any time in the foreseeable future. On April 23, 2013, the shareholders approved the Amended and Restated Articles of Incorporation.

On December 7, 2012, the Company’s Board of Directors declared a dividend of $2.25 per share ($14,850,000) to shareholders of record as of December 17, 2012. For shareholders owning 100 or more shares, the dividend was payable 20%, or $.45 per share, in cash and 80%, or $1.80 per share, in Dividend Notes to be issued by the Company. Shareholders owning less than 100 shares of any class of Company stock where the shares were titled in their names and not held by a broker, received 100% of the dividend in cash unless they elected to receive it 20% in cash and 80% in Dividend Notes. The dividend was paid on December 27, 2012, at which time the Company paid out $3,063,000 in cash, and issued $11,787,000 in 5% Dividend Notes described in Note 4. In accordance with GAAP, at December 7, 2012, the Company’s retained earnings of $3,870,000 was reduced to zero and the remaining $10,980,000 was offset against capital in excess of par. In connection with the declaration of the dividend, the Company’s Board of Directors received a solvency opinion from an investment banking firm to the effect that the dividend would not result in the Company’s liabilities exceeding its assets and would not render the Company insolvent.

9.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of the Company’s segments:

	December 31,
	2013	2012
Leasing:
Revenues:
Long-term leases:
Contractual	$3,478,000	$3,254,000
Contingent	197,000	160,000
Short-term leases:
Contractual	825,000	788,000
Non-cash, excess of straight-line over contractual rentals	(2,000)	—

	$4,498,000	$4,202,000

Property tax expense	$419,000	$607,000

Depreciation	$206,000	$207,000

Income before income taxes	$3,666,000	$3,139,000

Assets	$9,880,000	$9,885,000

Properties and equipment, additions	$—	$134,000

Petroleum storage:
Revenues, contractual	$2,171,000	$3,954,000

Property tax expense	$287,000	$252,000

Depreciation	$639,000	$643,000

Income (loss) before income taxes	$(595,000)	$1,566,000

	December 31,
	2013	2012
Assets	$11,887,000	$12,360,000

Properties and equipment:
Additions to properties and equipment	$17,000	$18,000

Reimbursement of costs of previously recorded asset	$—	$(34,000)

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements:

	December 31,
	2013	2012
Revenues for operating segments:
Leasing	$4,498,000	$4,202,000
Petroleum storage	2,171,000	3,954,000

Total consolidated revenues	$6,669,000	$8,156,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$419,000	$607,000
Petroleum storage	287,000	252,000

	706,000	859,000
Unallocated corporate property tax expense	2,000	2,000

Total consolidated property tax expense	$708,000	$861,000

Depreciation:
Depreciation for operating segments:
Leasing	$206,000	$207,000
Petroleum storage	639,000	643,000

	845,000	850,000
Unallocated corporate depreciation	5,000	6,000

Total consolidated depreciation	$850,000	$856,000

Income (loss) before income taxes:
Income (loss) for operating segments:
Leasing	$3,666,000	$3,139,000
Petroleum storage	(595,000)	1,566,000

	3,071,000	4,705,000
Unallocated corporate expenses	(1,104,000)	(1,217,000)
Interest expense	(793,000)	(207,000)

Total consolidated income before income taxes	$1,174,000	$3,281,000

Assets:
Assets for operating segments:
Leasing	$9,880,000	$9,885,000
Petroleum storage	11,887,000	12,360,000

	21,767,000	22,245,000
Corporate cash and cash equivalents	2,584,000	2,233,000
Other unallocated amounts	459,000	81,000

Total consolidated assets	$24,810,000	$24,559,000

Properties and equipment:
Additions to properties and equipment:
Leasing	$—	$134,000
Petroleum storage	17,000	18,000

Total consolidated additions	$17,000	$152,000

Reimbursement of costs of previously recorded asset, petroleum storage	$—	$(34,000)

The following table sets forth those customers whose revenues exceed 10 percent of the Company’s segment revenues for the years ended December 31, 2013 and 2012:

	2013	2012
Leasing segment:
Lamar Outdoor Advertising, LLC	$934,000	$893,000
Metropark, Ltd	620,000	606,000
AvalonBay Communities, Inc.	557,000	404,000	*
One Citizens Plaza Holdings LLC	485,000	485,000
261 LLC and 262 LLC	475,000	418,000	*
Intercontinental Real Estate Investment Fund IV LLC	456,000	456,000

	$3,527,000	$3,262,000

*	Amounts which do not represent greater than 10 percent in 2012 but are presented for comparative purposes only

Petroleum storage segment:
Global Companies, LLC	$1,339,000	$3,954,000
Atlantic Trading & Marketing, Inc.	832,000	—

	$2,171,000	$3,954,000

10.	Related party transaction:

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

In May 2012, the Company and Railroad entered into a License Agreement licensing to the Company track facilities which may be installed in connection with a railcar-loading/unloading facility upon Railroad’s right-of-way. The License Agreement continues through December 31, 2015, and thereafter may be extended for additional three-year periods unless cancelled by the Company upon thirty days’ written notice prior to termination.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “1992 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2013.

Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2013, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “1992 Internal Control-Integrated Framework.”

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2014 Annual Meeting of Shareholders to be filed with the SEC.

The following are the executive officers of the Registrant:

Name	Age	Office Held	Date of First Election to Office

Robert H. Eder	81	President, Capital Properties, Inc.	1995
Barbara J. Dreyer	75	Treasurer, Capital Properties, Inc.	1997
Stephen J. Carlotti	71	Secretary, Capital Properties, Inc.	1998
Todd D. Turcotte	42	Vice President, Capital Properties, Inc.	2008

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

The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

In May 2012, the Company and Railroad entered into a License Agreement licensing to the Company track facilities which may be installed in connection with a railcar-loading/unloading facility upon Railroad’s right-of-way. The License Agreement continues through December 31, 2015, and thereafter may be extended for additional three-year periods unless cancelled by the Company upon thirty days’ written notice prior to termination.

The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) and (c) The	consolidated financial statements are included in Item 8.

(b)	Exhibits:

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s report on Form 8-K filed on April 24, 2013)

3.2	By-laws, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10	Material contracts:

(a) Amended Loan Agreement between Bank Rhode Island and Company:

(i) Dated December 20, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s report on Form 8-K filed on December 27, 2012)

(b) Form of Dividend Note:

(i) Dated December 27, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s report on Form 8-K filed on December 27, 2012)

(c) Lease between Metropark, Ltd. and Company:

(i) Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004, as amended.)

20.1	Map of the Company’s parcels in Downtown Providence, Rhode Island

20.2	Map of the Company’s petroleum storage facility in East Providence, Rhode Island

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 12, 2014, formatted in eXtensible Business Reporting Language:

(i)	Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012

(ii)	Consolidated Statements of Income for the Years ended December 31, 2013 and 2012

(iii)	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2013 and 2012

(iv)	Consolidated Statements of Cash Flows for the Years ended December 30, 2013 and 2012

(v)	Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

DATED: March 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	March 12, 2014
Robert H. Eder
President and Director
Principal Executive Officer

/s/ Barbara J. Dreyer	March 12, 2014
Barbara J. Dreyer
Treasurer, Principal Financial Officer and Principal Accounting Officer

/s/ Alfred J. Corso	March 12, 2014
Alfred J. Corso, Director

/s/ Harris N. Rosen	March 12, 2014
Harris N. Rosen, Director