Form 10-Q
period 2014-03-31
CAPITAL PROPERTIES INC /RI/
filed 2014-05-01
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I

Item 1. Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	December 31,
	(unaudited)	2013
ASSETS

Properties and equipment (net of accumulated depreciation)	$20,311,000	$20,526,000
Cash	3,668,000	3,305,000
Income taxes receivable	314,000	389,000
Prepaid and other	519,000	590,000

	$24,812,000	$24,810,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable:
Bank ($288,000 due within one year)	$5,367,000	$5,439,000
Dividend notes	11,787,000	11,787,000
Accounts payable and accrued expenses:
Property taxes	290,000	282,000
Environmental remediation	81,000	81,000
Other	396,000	380,000
Deferred income taxes, net	5,161,000	5,188,000

	23,082,000	23,157,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	882,000	805,000

	1,730,000	1,653,000

	$24,812,000	$24,810,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	2014	2013
Revenues:
Leasing	$1,109,000	$1,064,000
Petroleum storage facility	572,000	999,000

	1,681,000	2,063,000

Expenses:
Leasing	226,000	283,000
Petroleum storage facility	837,000	661,000
General and administrative	296,000	355,000
Interest on notes:
Bank	47,000	49,000
Dividend notes	148,000	152,000

	1,554,000	1,500,000

Income before income taxes	127,000	563,000

Income tax expense (benefit):
Current	77,000	307,000
Deferred	(27,000)	(84,000)

	50,000	223,000

Net income	$77,000	$340,000

Basic income per share based upon 6,599,912 shares outstanding	$.01	$.05

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$77,000	$340,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	215,000	213,000
Amortization of deferred financing fees	1,000	1,000
Deferred income taxes	(27,000)	(84,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	169,000	274,000

Net cash provided by operating activities	435,000	744,000

Cash flows from financing activities:
Payments on note payable, bank	(72,000)	(72,000)

Increase in cash	363,000	672,000
Cash, beginning	3,305,000	2,678,000

Cash, ending	$3,668,000	$3,350,000

Supplemental disclosures:
Cash paid for:
Income taxes	$2,000	$159,000

Interest	$45,000	$48,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”), operate in two segments, leasing and petroleum storage.

The leasing segment consists of (i) the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants are required to construct buildings thereon, with the exception of a parking garage and Parcels 6B and 6C), (ii) the leasing of a portion of its building (“Steeple Street Building”) under short-term leasing arrangements and (iii) the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements to Metropark, Ltd. (“Metropark”).

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

On April 18, 2014, the Company entered into a Petroleum Storage Services Agreement (“the Agreement”) with Sprague Operating Resources LLC (“Sprague”), a wholly-owned subsidiary of Sprague Resources LP, for its entire storage capacity for five years commencing May 1, 2014. Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term or any extension term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given. Additionally, Sprague has the right to terminate the lease on six months’ notice if the State of Rhode Island adopts regulations prohibiting the storage of high sulfur content distillates. See Note 7.

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon. In the petroleum storage segment, the Company is responsible for the operating and maintenance expenditures as well as capital improvements at the Facility.

2.	Principles of consolidation and basis of presentation:

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2013, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2014 and 2013.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	March 31,	December 31,
	2014	2013
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,545,000	5,545,000

	10,246,000	10,246,000

Petroleum storage facility, on lease:
Land and land improvements	5,561,000	5,561,000
Buildings and structures	1,846,000	1,846,000
Tanks and equipment	14,643,000	14,643,000

	22,050,000	22,050,000

Office equipment	83,000	83,000

	32,379,000	32,379,000

Less accumulated depreciation:
Properties on lease or held for lease	840,000	787,000
Petroleum storage facility, on lease	11,149,000	10,988,000
Office equipment	79,000	78,000

	12,068,000	11,853,000

	$20,311,000	$20,526,000

5.	Notes payable:

Bank loan:

In 2010, the Company borrowed $6,000,000 from a Bank. In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement (“Loan Agreement”) pursuant to which the Company refinanced the $2,700,000 remaining balance of the 2010 debt to the Bank and borrowed an additional $3,015,000. The loan bears interest at the annual rate of 3.34% for the first five years. Thereafter, the note will bear interest on either (a) a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25% or (b) a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate, which the Company will select at that time. The loan has a term of ten years with repayments on a 20-year amortization schedule (monthly principal payments of $24,000 plus interest) and a balloon payment of $2,869,000 in December 2022 when the loan matures. The Loan Agreement requires the Company to maintain at the Bank unencumbered liquid assets (cash or marketable securities) of $1,000,000. The Loan Agreement further contains customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. As collateral for the loan, the Company granted the Bank a mortgage on Parcels 3S and 5 in the Capital Center.

Financing fees totaling $71,000 are being amortized by the straight-line method over the 10-year term of the note (which approximates the effective interest rate method). Amortization of deferred financing fees is included in interest expense on the accompanying consolidated statements of income.

Dividend notes:

In 2012, the Company issued $11,787,000 in principal face amount of 5% dividend notes due December 26, 2022 (the “Dividend Notes”). The Dividend Notes are unsecured general obligations of the Company bearing interest at the annual rate of 5% payable semi-annually on June 15 and December 15 to note holders of record on June 1 and December 1 of each year. The Dividend Notes may be redeemed in whole or in part at any time and from time to time at the option of the Company. The Dividend Notes are subject to mandatory redemption in an amount equal to the Net Proceeds from the sale of any real property owned by the Company or any of its subsidiaries. Net Proceeds is defined as the gross cash received by the Company from any such sale reduced by the sum of (a) costs relating to the sale, (b) federal and state income taxes as a result of the sale, and (c) the amount used by the Company to pay in whole or in part financial institution debts secured by a mortgage of the Company’s or any subsidiary’s real property regardless of whether such mortgage encumbers the property sold. The Company has obligated itself not to grant any mortgages on any of its property located in the Capitol Center District in Providence, Rhode Island, other than Parcels 3S and 5, and to cause its subsidiaries not to grant any such mortgages, in each case without the consent of the holders of two-thirds of the outstanding principal face amount of the Dividend Notes. The Dividend Notes contain other customary terms and conditions.

6.	Description of leasing arrangements:

Long-term land leases:

As of March 31, 2014, the Company had entered into nine long-term land leases. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. For the three months ended March 31, 2014 and 2013, the real property taxes attributable to the Company’s land under these leases totaled $325,000 and $324,000, respectively,

In 2012, the Company entered into three amended and restated leases, each for a portion of the original Parcel 6 (Parcels 6A, 6B and 6C). All three leases have an initial term of approximately 95 years with two renewal terms of fifty years each. With respect to the Parcel 6B and 6C leases, an affiliate of the leasehold mortgagee has guaranteed the payment by the tenants of rent and real property taxes as well as certain other tenant monetary obligations for a two-year period which commenced on May 18, 2012. Commencing May 18, 2014, the lessees of Parcels 6B and 6C each has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a short-term cancellable lease.

At March 31, 2014, the Company has three tenants occupying 56 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $123,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At March 31, 2014 and December 31, 2013, the excess of straight-line over contractual rentals is $9,000 and $10,000, respectively, which is included in prepaid and other on the accompanying consolidated balance sheets. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045. In 2013, Lamar converted billboards at two locations to electronic billboards, which conversions extended the term of the lease for a total of twelve years. The Lamar lease also provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period.

7.	Petroleum storage facility and environmental incidents:

Leasing of the Facility:

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

Under the terms of the Option Agreement, in the event Global elected not to purchase the Facility, Global was required to reimburse the Company for the cost of the Company’s appraisal, which totaled $96,000. The payment was received in July 2013.

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

Effective May 1, 2013, the Company became responsible for all real property taxes on the Facility, which totaled $287,000 for 2013. During the term of its lease, Global had paid a portion of such taxes, which amounted to approximately $145,000 for the year ended December 31, 2012. For the three months ended March 31, 2013, Global’s proportionate share of the 2013 taxes totaled $39,000, which amount is included in petroleum storage facility revenue on the accompanying consolidated statement of income for that period.

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

Effective September 1, 2013, the Company entered into a through-put lease with ATMI for 425,000 shell barrels for a term of eight months with automatic three-month extensions unless terminated by either party. In connection with the ATMI lease, the Company called back all of its former employees and all those employees reported to work and the Company is no longer paying any severance benefits. ATMI has notified the Company that it will vacate the Facility on April 30, 2014.

Petroleum storage services agreement:

On April 18, 2014, the Company entered into a Petroleum Storage Services Agreement (“the Agreement”) with Sprague for its entire storage capacity of 1,004,000 barrels for five years commencing May 1, 2014. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. In addition, the Company will receive an additional $.15 for each barrel of throughput at the facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given. Sprague also has the right to terminate the Agreement on six months’ notice if the State of Rhode Island (“the State”) adopts any law or regulation prohibiting the storage of non-conforming distillates unless the effectiveness of such law or regulation is enjoined or the law or regulation is repealed or rescinded during the notice period. The State is considering amending its existing air quality regulations to prohibit the storage and sale of high sulfur content distillates. The Company has proposed to the State that the storage of non-conforming distillates by storage facilities of greater than 100,000 barrels be permitted upon notice to the State and periodic testing of the products actually distributed to assure that non-conforming product is not sold in Rhode Island by any such facility. Commencing May 1, 2015, Sprague will reimburse the Company for any real estate taxes in excess of the 2014 real estate tax level, which has yet to be determined. The Agreement contains other customary terms and conditions.

The Company has incurred approximately $100,000 in fees to date in connection with the execution of the petroleum storage services agreement, which amounts will be paid in the second quarter of 2014.

Wilkesbarre Pier:

The Pier is a deep-water pier in East Providence, Rhode Island owned by the Company which is integral to the operation of the Terminal. The Pier and the Terminal are connected by two petroleum pipelines which the Company has a permanent right to use.

Environmental incident (2002):

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified the Rhode Island Department of Environmental Management (“RIDEM”). RIDEM subsequently identified Power Test Realty Partnership (“Power Test”), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, in October 2008 a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM and remanded the proposed penalty to RIDEM for recalculation. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed penalty. In October 2009, RIDEM issued a recalculated administrative penalty, and, subsequently, the RIDEM Hearing Officer issued a recommended amended decision, which was affirmed as a final decision by the RIDEM Director in December 2009. In January 2010, Power Test appealed that decision to the Superior Court. In September 2011, the Superior Court affirmed the decision of the RIDEM director. Power Test has appealed that decision to the Rhode Island Supreme Court which has agreed to hear the appeal.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	March 31,	December 31,
	2014	2013
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,180,000	$5,243,000
Insurance premiums and accrued leasing revenues	113,000	151,000

	5,293,000	5,394,000
Deferred tax assets	(132,000)	(206,000)

	$5,161,000	$5,188,000

9.	Shareholders’ equity:

In November 2008, the Company restated its Articles of Incorporation:

•	To create a new class of common stock of the Company to be designated Class B Common Stock consisting of 3,500,000 shares, $.01 par value per share;

•	To increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 shares; and

•	To provide for certain transfer and ownership restrictions as set forth therein.

In December 2008, the Company issued (in the form of a stock dividend) 3,299,956 shares of Class B Common Stock on a one-for-one basis for each share of Class A Common Stock held. On April 23, 2013, at the recommendation of the Board of Directors, the shareholders approved Amended and Restated Articles of Incorporation which, among other things (i) automatically converted all Class B Common shares into Class A Common shares on a one-to-one basis and (ii) removed all restrictions on ownership.

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

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three months ended March 31, 2014 and 2013:

	2014	2013
Leasing:
Revenues:
Long-term leases:
Contractual	$875,000	$830,000
Contingent	25,000	19,000
Short-term leases	209,000	215,000

Total revenues	$1,109,000	$1,064,000

Property tax expense	$110,000	$157,000

Depreciation	$53,000	$51,000

Income before income taxes	$883,000	$781,000

Assets	$9,764,000	$10,056,000

Petroleum storage:
Revenues, contractual	$572,000	$999,000

Property tax expense	$75,000	$66,000

Depreciation	$161,000	$161,000

Income (loss) before income taxes	$(265,000)	$338,000

Assets	$11,543,000	$12,695,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2014 and 2013:

	2014	2013
Revenues for operating segments:
Leasing	$1,109,000	$1,064,000
Petroleum storage	572,000	999,000

Total consolidated revenues	$1,681,000	$2,063,000

	2014	2013
Property tax expense:
Property tax expense for operating segments:
Leasing	$110,000	$157,000
Petroleum storage	75,000	66,000

	185,000	223,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$186,000	$224,000

Depreciation:
Depreciation for operating segments:
Leasing	$53,000	$51,000
Petroleum storage segment:	161,000	161,000

	214,000	212,000
Unallocated corporate depreciation	1,000	1,000

Total consolidated depreciation	$215,000	$213,000

Income before income taxes:
Income (loss) before income taxes for operating segments:
Leasing	$883,000	$781,000
Petroleum storage	(265,000)	338,000
	618,000	1,119,000
Unallocated corporate expenses	(296,000)	(355,000)
Interest expense	(195,000)	(201,000)

Total consolidated income before income taxes	$127,000	$563,000

Assets:
Assets for operating segments:
Leasing	$9,764,000	$10,056,000
Petroleum storage	11,543,000	12,695,000

	21,307,000	22,751,000
Corporate cash	3,186,000	2,186,000
Other unallocated amounts	319,000	9,000

Total consolidated assets	$24,812,000	$24,946,000

11.	Related party transaction:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases and the early termination of the Parcel 6B and Parcel 6C land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the right of the new tenant of the petroleum storage facility to terminate the agreement after three years upon giving one year’s notice or if the State of Rhode Island should adopt restrictions on the storage of high sulfur content distillates; and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

1.	Overview:

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2013. There have been no changes to the application of this accounting policy since December 31, 2013.

Segments:

The Company operates in two segments, leasing and petroleum storage.

The leasing segment consists of (i) the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of a parking garage and Parcels 6B and 6C), (ii) the leasing of a portion of the Steeple Street Building under short-term leasing arrangements and (iii) the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements to Metropark, Ltd. (“Metropark).

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

On April 18, 2014, the Company entered into a Petroleum Storage Services Agreement (“the Agreement”) with Sprague Operating Resources LLC (“Sprague”), a wholly-owned subsidiary of Sprague Resources LP, for its entire storage capacity for five years commencing May 1, 2014. Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given. Additionally, Sprague has the right to terminate on six months’ notice if the State of Rhode Island adopts regulations prohibiting the storage of high sulfur content distillates. See “Liquidity and Capital Resources-Petroleum storage facility” below.

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon. In the petroleum storage segment, the Company is responsible for the operating and maintenance expenditures as well as capital improvements at the Facility.

2.	Liquidity and capital resources:

As a result of the issuance of dividend notes and the refinancing of the bank loan in late December 2012, the Company’s financial position has changed significantly. Additionally, the expiration of the Global lease on April 30, 2013 impacted the operating cash generated by the petroleum storage segment; however, the impact was mitigated by the through-put lease entered into with ATMI effective September 1, 2013 and will be further mitigated by the new agreement with Sprague which will commence May 1, 2014.

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

Petroleum storage facility:

As reported above in Note 7 of the Notes to Consolidated Financial Statements, the Global lease expired April 30, 2013.

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

Effective September 1, 2013, the Company entered into a through-put lease with ATMI for 425,000 shell barrels for a term of eight months with automatic three-month extensions unless terminated by either party. In connection with the ATMI lease, the Company called back all of its former employees and all those employees reported to work and the Company is no longer paying any severance benefits. ATMI has notified the Company that it will vacate the Facility on April 30, 2014.

On April 18, 2014, the Company entered into a Petroleum Storage Services Agreement (“the Agreement”) with Sprague for its entire storage capacity of 1,004,000 barrels for five years commencing May 1, 2014. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. In addition, the Company will receive an additional $.15 for each barrel of throughput at the facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given. Sprague also has the right to terminate the Agreement on six months’ notice if the State of Rhode Island (“the State”) adopts any law or regulation prohibiting the storage of non-conforming distillates unless the effectiveness of such law or regulation is enjoined or the law or regulation is repealed or rescinded during the notice period. The State is considering amending its existing air quality regulations to prohibit the storage and sale of high sulfur content distillates. The Company has proposed to the State that the storage of non-conforming distillates by storage facilities of greater than 100,000 barrels be permitted upon notice to the State and periodic testing of the products actually distributed to assure that non-conforming product is not sold in Rhode Island by any such facility. Commencing May 1, 2015, Sprague will reimburse the Company for any real estate taxes in excess of the 2014 real estate tax level which has yet to be determined. The Agreement contains other customary terms and conditions.

During the first three months of 2014, the Company’s operating activities provided $435,000 of cash which was $309,000 less than the cash provided by operating activities for the three months ended March 31, 2013. Cash and cash equivalents at March 31, 2014 increased $363,000 from year end. The reduction in cash flows from operations and overall cash flow from March 31, 2013 was due in large part to the decrease in income from the petroleum storage facility. During the quarters ended March 31, 2014 and 2013, the Company did not pay dividends or purchase any properties and equipment.

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At March 31, 2014, the Company had cash of $3,668,000. Effective January 1, 2013, the Federal Deposit Insurance Corporation (“FDIC”) reduced the insurance on all non-interest bearing bank accounts to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held. In connection with the December 2012 Amended and Restated Loan Agreement, the Company is required to maintain unencumbered liquid assets (cash and marketable securities) of $1,000,000 at the Bank.

Under the terms of three long-term land leases, the scheduled annual contractual rent will increase in 2014 as follows: (1) on July 1, 2014, the rent on Parcel 6A will increase $30,000; (2) on July 1, 2014, the rent on Parcel 6B will increase $18,000; and (3) on October 1, 2014, the rent on Parcel 3S will increase $133,000.

At March 31, 2014, the Company has three tenants in a portion of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $123,000. The Company is currently marketing the remaining portions of the building for lease.

The Company has incurred approximately $100,000 in fees to date in connection with the execution of the petroleum storage services agreement, which amounts will be paid in the second quarter of 2014.

In 2012, the Company prepaid $1,000,000 on its bank loan payable. Further prepayments will depend on the Company’s level of available cash.

In light of the extraordinary dividend paid in December 2012, at each of the quarterly Board meetings held in 2013 and 2014, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended March 31, 2014 compared to three months ended March 31, 2013:

Leasing segment:

	2014	2013	Difference
Leasing revenues	$1,109,000	$1,064,000	$45,000
Leasing expense	226,000	283,000	$(57,000)

	$883,000	$781,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases and increases under short-term leases. Leasing expense decreased principally due to a decrease in real property taxes resulting from a reassessment of the downtown Providence parcels in 2013.

Petroleum storage segment:

	2014	2013	Difference
Petroleum storage facility revenues	$572,000	$999,000	$(427,000)
Petroleum storage facility expense	837,000	661,000	$176,000

	$(265,000)	$338,000

Petroleum storage facility revenues decreased due to the expiration of the Global lease on April 30, 2013, offset in part by revenue from the new lease with ATMI which commenced September 1, 2013. Petroleum storage facility expense increased due to expenses incurred in the marketing of the terminal and an increase in repairs and maintenance.

General:

For the three months ended March 31, 2014, general and administrative expense decreased $59,000; in 2013 we had incurred consulting fees in connection with the marketing plan for the terminal.

Interest expense:

For the three months ended March 31, 2014 and 2013, the interest expense was $195,000 and $201,000, respectively.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

(b)	Exhibits:

	3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on April 24, 2013).

	3.2	By-laws, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007).

	10	Material contracts:

		(a)	Petroleum Storage Services Agreement between Sprague Operating Resources LLC and Company:

(i) Dated April 18, 2014

		(b)	Amended Loan Agreement between Bank Rhode Island and Company:

(i) Dated December 20, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s report on Form 8-K filed on December 27, 2012)

		(c)	Form of Dividend Note:

(i) Dated December 27, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s report on Form 8-K filed on December 27, 2012)

		(d)	Lease between Metropark, Ltd. and Company:

(i) Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004), as amended.

	31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

	31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

	32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 1, 2014, formatted in eXtensible Business Reporting Language:

		(i)	Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013

		(ii)	Consolidated Statements of Income and Retained Earnings for the Three Months ended March 31, 2014 and 2013

		(iii)	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013

		(iv)	Notes to Consolidated Financial Statements.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: May 1, 2014