Form 10-Q
period 2014-06-30
CAPITAL PROPERTIES INC /RI/
filed 2014-08-05
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS

Properties and equipment (net of accumulated depreciation)	$20,129,000	$20,526,000
Cash	3,000,000	3,305,000
Income taxes receivable	27,000	389,000
Prepaid and other	743,000	590,000

	$23,899,000	$24,810,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable:
Bank ($288,000 due within one year)	$4,296,000	$5,439,000
Dividend notes	11,787,000	11,787,000
Accounts payable and accrued expenses:
Property taxes	282,000	282,000
Environmental remediation	81,000	81,000
Other	199,000	380,000
Deferred income taxes, net	5,074,000	5,188,000

	21,719,000	23,157,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	1,332,000	805,000

	2,180,000	1,653,000

	$23,899,000	$24,810,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenues:
Leasing	$1,288,000	$1,210,000	$2,397,000	$2,274,000
Petroleum storage facility	732,000	340,000	1,304,000	1,339,000

	2,020,000	1,550,000	3,701,000	3,613,000

Expenses:
Leasing	201,000	149,000	427,000	432,000
Petroleum storage facility	643,000	513,000	1,480,000	1,174,000
General and administrative	243,000	279,000	539,000	634,000
Interest on notes:
Bank loan	45,000	50,000	92,000	99,000
Dividend notes	147,000	144,000	295,000	296,000

	1,279,000	1,135,000	2,833,000	2,635,000

Income before income taxes	741,000	415,000	868,000	978,000

Income tax expense (benefit):
Current	378,000	189,000	455,000	496,000
Deferred	(87,000)	(25,000)	(114,000)	(109,000)

	291,000	164,000	341,000	387,000

Net income	$450,000	$251,000	$527,000	$591,000

Basic income per common share based upon 6,599,912 shares outstanding	$.07	$.04	$.08	$.09

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$527,000	$591,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	430,000	426,000
Amortization of deferred costs	7,000	3,000
Deferred income taxes	(114,000)	(109,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	21,000	(402,000)

Net cash provided by operating activities	871,000	509,000

Cash flows from investing activities:
Payments for properties and equipment	(33,000)	—

Cash flows from financing activities:
Payments on note payable, bank	(1,143,000)	(143,000)

Increase (decrease) in cash	(305,000)	366,000
Cash, beginning	3,305,000	2,678,000

Cash, ending	$3,000,000	$3,044,000

Supplemental disclosures:
Cash paid for:
Income taxes	$105,000	$707,000

Interest	$384,000	$371,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Effective September 1, 2013, the Company entered into a through-put lease with Atlantic Trading & Marketing, Inc. (“ATMI”) for 425,000 shell barrels for a term of eight months which terminated on April 30, 2014.

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

The accompanying condensed consolidated balance sheet as of December 31, 2013, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013, and the cash flows for the six months ended June 30, 2014.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Initial direct agreement costs:

Initial direct agreement costs associated with the execution of a rental agreement are capitalized and amortized on a straight-line basis over the non-cancellable portion of the term.

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

New accounting standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the potential impact of adopting this ASU on its consolidated financial statements and related disclosures.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	June 30, 2014	December 31, 2013
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,545,000	5,545,000

	10,246,000	10,246,000

Petroleum storage facility, on lease:
Land and land improvements	5,561,000	5,561,000
Buildings and structures	1,846,000	1,846,000
Tanks and equipment	14,676,000	14,643,000

	22,083,000	22,050,000

Office equipment	83,000	83,000

	32,412,000	32,379,000

Less accumulated depreciation:
Properties on lease or held for lease	894,000	787,000
Petroleum storage facility, on lease	11,310,000	10,988,000
Office equipment	79,000	78,000

	12,283,000	11,853,000

	$20,129,000	$20,526,000

5.	Notes payable:

Bank loan:

In 2010, the Company borrowed $6,000,000 from a Bank. In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement (“Loan Agreement”) pursuant to which the Company refinanced the $2,700,000 remaining balance of the 2010 debt to the Bank and borrowed an additional $3,015,000. The loan bears interest at the annual rate of 3.34% for the first five years. Thereafter, the note will bear interest on either (a) a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25% or (b) a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate, which the Company will select at that time. The loan has a term of ten years with repayments on a 20-year amortization schedule (monthly principal payments of $24,000 plus interest) and a balloon payment due in December 2022 when the loan matures. The Loan Agreement requires the Company to maintain at the Bank unencumbered liquid assets (cash or marketable securities) of $1,000,000. The Loan Agreement further contains customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. As collateral for the loan, the Company granted the Bank a mortgage on Parcels 3S and 5 in the Capital Center.

In June 2014, the Company made a principal prepayment of $1,000,000. As a result of this prepayment, the balloon payment due in December 2022 is $1,863,000

Financing fees totaling $71,000 are being amortized by the straight-line method over the 10-year term of the note (which approximates the effective interest rate method). Amortization of deferred financing fees is included in interest expense on the accompanying consolidated statements of income.

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

Long-term land leases:

As of June 30, 2014, the Company had entered into nine long-term land leases. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. The real property taxes attributable to the Company’s land under these leases totaled $319,000 and $644,000, respectively, for the three and six months ended June 30, 2014, and $324,000 and $648,000, respectively, for the three and six months ended June 30, 2013.

In 2012, the Company entered into three amended and restated leases, each for a portion of the original Parcel 6 (Parcels 6A, 6B and 6C). All three leases have an initial term of approximately 95 years with two renewal terms of fifty years each. With respect to the Parcel 6B and 6C leases, an affiliate of the leasehold mortgagee had guaranteed the payment by the tenants of rent and real property taxes as well as certain other tenant monetary obligations for a two-year period which terminated May 18, 2014. Thereafter, the lessees of Parcels 6B and 6C each has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice. To date, no notice of termination has been received by the Company. The current annual rent on Parcel 6B is $175,000. Rent commences on Parcel 6C on July 1, 2015.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a short-term cancellable lease.

At June 30, 2014, the Company has three tenants occupying 56 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $123,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At June 30, 2014 and December 31, 2013, the excess of straight-line over contractual rentals is $8,000 and $10,000, respectively, which is included in prepaid and other on the accompanying consolidated balance sheets. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045. In 2013, Lamar converted billboards at two locations to electronic billboards, which conversions extended the term of the lease for a total of twelve years. The Lamar lease also provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2014 and 2013, the percentage rents totaled $173,000 and $105,000, respectively, which amounts are included in leasing revenues on the accompanying statements of income for the three and six months ended June 30, 2014 and 2013.

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

Effective May 1, 2013, the Company became responsible for all real property taxes on the Facility, which totaled $287,000 for 2013. During the term of its lease, Global had paid a portion of such taxes. In 2013, Global paid $60,000, its proportionate share of the 2013 taxes. The tax reimbursements are included in petroleum storage facility revenue on the accompanying consolidated statements of income for the three and six months ended June 30, 2013.

On June 14, 2013, the Company severed four employees of the Facility and paid to such employees, for varying periods depending on each employee’s years of service, severance consisting of salary continuation and provision of medical benefits. The severed employees were subject to call back should the Facility reopen. If an employee failed to return, he forfeited the balance of his severance payment. All severed employees returned to work in August 2013.

Effective September 1, 2013, the Company entered into a through-put lease with ATMI for 425,000 shell barrels for a term of eight months which terminated on April 30, 2014.

Sprague petroleum storage services agreement:

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

Sprague also had the right to terminate the Agreement on six months’ notice if the State of Rhode Island (“the State”) adopted any law or regulation prohibiting the storage of non-conforming distillates unless the effectiveness of such law or regulation was enjoined or the law or regulation was repealed or rescinded during the notice period. Effective June 24, 2014, the State amended its existing air quality regulations to prohibit the sale of high sulfur content distillates but has allowed for Fuel Oil Terminals to receive and store, but not offer for sale, sell or deliver for use in Rhode Island, high sulfur content distillates. The Company’s Facility meets the definition of Fuel Oil Terminals under the regulations and will be permitted to receive non-conforming product.

For the six months ended June 30, 2014, the Company was not reimbursed for any real property taxes. Commencing May 1, 2015, Sprague will reimburse the Company for any real property taxes in excess of $290,000. The Agreement contains other customary terms and conditions.

The Company incurred $108,000 in fees in connection with the execution of the Agreement, which amounts are being amortized on the straight-line method over the three-year non-cancellable portion of the term of the Agreement and are included in petroleum storage facility expenses on the accompanying consolidated statements of income for the three and six months ended June 30, 2014.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	June 30, 2014	December 31, 2013
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,118,000	$5,243,000
Insurance premiums and accrued leasing revenues	94,000	151,000

	5,212,000	5,394,000
Deferred tax assets	(138,000)	(206,000)

	$5,074,000	$5,188,000

9.	Operating segment disclosures:

The Company operates in two segments, leasing and petroleum storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Leasing:
Revenues:
Long-term land leases:
Contractual	$878,000	$881,000	$1,753,000	$1,711,000
Contingent	200,000	130,000	225,000	149,000
Short-term leases	210,000	199,000	419,000	414,000

Total revenues	$1,288,000	$1,210,000	$2,397,000	$2,274,000

Property tax expense	$100,000	$52,000	$210,000	$209,000

Depreciation	$54,000	$49,000	$107,000	$100,000

Income before income taxes	$1,087,000	$1,061,000	$1,970,000	$1,842,000

Assets	$9,825,000	$9,963,000	$9,825,000	$9,963,000

Properties and equipment, additions	$—	$—	$—	$—

Petroleum storage:
Revenues, contractual	$732,000	$340,000	$1,304,000	$1,339,000

Property tax expense	$70,000	$77,000	$145,000	$143,000

Depreciation	$161,000	$162,000	$322,000	$323,000

Income (loss) before income taxes	$89,000	$(173,000)	$(176,000)	$165,000

Assets	$11,354,000	$12,553,000	$11,354,000	$12,553,000

Properties and equipment, additions	$33,000	$—	$33,000	$—

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenues for operating segments:
Leasing	$1,288,000	$1,210,000	$2,397,000	$2,274,000
Petroleum storage	732,000	340,000	1,304,000	1,339,000

Total consolidated revenues	$2,020,000	$1,550,000	$3,701,000	$3,613,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$100,000	$52,000	$210,000	$209,000
Petroleum storage	70,000	77,000	145,000	143,000

	170,000	129,000	355,000	352,000
Unallocated corporate property tax expense	1,000	1,000	2,000	2,000

Total consolidated property tax expense	$171,000	$130,000	$357,000	$354,000

Depreciation:
Depreciation for operating segments:
Leasing	$54,000	$49,000	$107,000	$100,000
Petroleum storage segment:	161,000	162,000	322,000	323,000

	215,000	211,000	429,000	423,000
Unallocated corporate depreciation	—	2,000	1,000	3,000

Total consolidated depreciation	$215,000	$213,000	$430,000	$426,000

Income (loss) before income taxes:
Income (loss) before income taxes for operating segments:
Leasing	$1,087,000	$1,061,000	$1,970,000	$1,842,000
Petroleum storage	89,000	(173,000)	(176,000)	165,000

	1,176,000	888,000	1,794,000	2,007,000
Unallocated corporate expenses	(243,000)	(279,000)	(539,000)	(634,000)
Interest expense	(192,000)	(194,000)	(387,000)	(395,000)

Total consolidated income before income taxes	$741,000	$415,000	$868,000	$978,000

Assets:
Assets for operating segments:
Leasing	$9,825,000	$9,963,000	$9,825,000	$9,963,000
Petroleum storage	11,354,000	12,553,000	11,354,000	12,553,000

	21,179,000	22,516,000	21,179,000	22,516,000
Corporate cash	2,688,000	1,987,000	2,688,000	1,987,000
Other unallocated amounts	32,000	220,000	32,000	220,000

Total consolidated assets	$23,899,000	$24,723,000	$23,899,000	$24,723,000

Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$—	$—	$—	$—
Petroleum storage	33,000	—	33,000	—

Total consolidated additions	$33,000	$—	$33,000	$—

10.	Fair value of financial instruments:

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

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases and the early termination of the Parcel 6B and Parcel 6C land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the right of the new tenant of the petroleum storage facility to terminate the agreement after three years upon giving one year’s notice; and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

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

The petroleum storage segment consists of operating the petroleum storage terminal (the “Terminal”) containing 1,004,000 shell barrels and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island. For the first four months of 2013, the Company operated the Facility for Global Companies, LLC (“Global”) under a lease which expired April 30, 2013. Effective September 1, 2013, the Company entered into a through-put lease with Atlantic Trading & Marketing, Inc. (“ATMI”) for 425,000 shell barrels for a term of eight months with automatic three-month extensions unless terminated by either party. ATMI’s lease terminated on April 30, 2014 and, on the same day, it vacated the Facility.

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

As a result of the issuance of dividend notes and the refinancing of the bank loan in late December 2012, the Company’s financial position has changed significantly. Additionally, the expiration of the Global lease on April 30, 2013 impacted the operating cash generated by the petroleum storage segment; however, the impact was mitigated by the eight-month through-put lease with ATMI which terminated April 30, 2014 and the new Agreement with Sprague which commenced May 1, 2014.

Bank loan:

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement pursuant to which the Company refinanced the $2,700,000 balance of the 2010 debt to the Bank and borrowed an additional $3,025,000, which was used to pay part of an extraordinary dividend of $2.25 per share to shareholders. (See below). The existing note to the Bank was amended and now bears interest at an annual rate of 3.34% for the first five years. Thereafter, the note will bear interest on either (a) a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25% or (b) a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate, which the Company will select at that time. The loan has a term of ten years with repayments on a 20-year amortization schedule (monthly payments of $24,000 plus interest) and a balloon payment in December 2022 when it matures. The note further contains the customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. Parcels 3S and 5 in the Capital Center continue to serve as collateral for the loan.

In June 2014, the Company made a principal prepayment of $1,000,000. As a result of this prepayment, the balloon payment due in December 2022 is $1,863,000.

Despite the $3,025,000 increase in the bank loan in 2012, the principal and interest payments on an annual basis have remained approximately the same due to a reduction in the interest rate. Interest payments will be further reduced due to the prepayment

Dividend notes:

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

On June 14, 2013, the Company severed four employees of the Facility and paid to such employees, for varying periods depending on each employee’s years of service, severance consisting of salary continuation and provision of medical benefits. The severed employees were subject to call back should the Facility reopen. If an employee failed to return, he forfeited the balance of his severance payment. All severed employees returned to work in August 2013.

Effective September 1, 2013, the Company entered into a through-put lease with ATMI for 425,000 shell barrels for a term of eight months which terminated on April 30, 2014.

On April 18, 2014, the Company entered into the Agreement with Sprague for its entire storage capacity of 1,004,000 barrels for five years commencing May 1, 2014. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. In addition, the Company will receive an additional $.15 for each barrel of throughput at the facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). Commencing May 1, 2015, Sprague will reimburse the Company for any real estate taxes in excess of $290,000.

During the first six months of 2014, the Company’s operating activities provided $871,000 of cash which was $362,000 more than the cash provided by operating activities for the six months ended June 30, 2013. The increase in cash flows from operations was principally due to the fact that the Company had overpaid its 2013 estimated federal and state income taxes, which overpayments were applied to its 2014 income taxes, thereby requiring minimal estimated payments in the first six months of 2014. Cash and cash equivalents at June 30, 2014 decreased $305,000 from year end principally due to the $1,000,000 prepayment made on its bank note in June 2014.

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At June 30, 2014, the Company had cash of $3,000,000. Effective January 1, 2013, the Federal Deposit Insurance Corporation (“FDIC”) reduced the insurance on all non-interest bearing bank accounts to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held. In connection with the December 2012 Amended and Restated Loan Agreement, the Company is required to maintain unencumbered liquid assets (cash and marketable securities) of $1,000,000 at the Bank.

Under the terms of three long-term land leases, the scheduled annual contractual rent will increase in 2014 as follows: (1) on July 1, 2014, the rent on Parcel 6A increased $34,000; (2) on July 1, 2014, the rent on Parcel 6B increased $20,000; and (3) on October 1, 2014, the rent on Parcel 3S will increase $133,000.

At June 30, 2014, the Company has three tenants in a portion of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $123,000. The Company is currently marketing the remaining portions of the building for lease.

In June 2014, the Company prepaid $1,000,000 on its bank loan payable. Further prepayments will depend on the Company’s level of available cash.

In light of the extraordinary dividend paid in December 2012, at each of the quarterly Board meetings held in 2013 and 2014, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended June 30, 2014 compared to three months ended June 30, 2013:

Leasing segment:

	2014	2013	Difference
Leasing revenues	$1,288,000	$1,210,000	$78,000
Leasing expense	201,000	149,000	$52,000

	$1,087,000	$1,061,000

Leasing revenue increased principally due to an increase in the percentage rent under the Lamar lease. For the first quarter of 2013, the Company accrued real property taxes on its downtown Providence parcels based upon the 2012 tax level. In June 2013, the tax bills received from the City of Providence reflected a reduction in the assessed valuation of the downtown Providence parcels, resulting in a reversal in part of the first quarter 2013 property tax accrual. Exclusive of this reversal, leasing expenses for 2014 remained at the 2013 level.

Petroleum storage segment:

	2014	2013	Difference
Petroleum storage facility revenues	$732,000	$340,000	$392,000
Petroleum storage facility expense	643,000	513,000	$130,000

	$89,000	$(173,000)

Petroleum storage facility revenues increased in 2014. The Global lease expired on April 30, 2013. From September 1, 2013 to April 30, 2014, the Company had an interim lease with ATMI for a portion of the storage capacity of the Facility. Effective May 1, 2014, the Company entered into a five-year agreement with Sprague for the entire storage capacity of the Facility. In June 2013, the Company received $96,000 from Global for reimbursement for costs incurred in a prior year in connection with the appraisal of the Facility in accordance with the Global Option Agreement (see Note 7 to notes to consolidated financial statements herein). Exclusive of this amount, petroleum storage facility expense increased $34,000 due to an increase in repairs and maintenance.

General:

For the three months ended June 30, 2014, general and administrative expense decreased $36,000 as compared to the same period in 2013 due to lower costs for professional fees.

Interest expense:

For the three months ended June 30, 2014, interest expense, bank loan is $45,000 as compared to $50,000 for the three months ended June 30, 2013.

For the three months ended June 30, 2014 and 2013, interest expense, dividend notes remained at approximately the same level. See Dividend Notes above.

Six months ended June 30, 2014 compared to three months ended June 30, 2013:

Leasing segment:

	2014	2013	Difference
Leasing revenues	$2,397,000	$2,274,000	$123,000
Leasing expense	427,000	432,000	$(5,000)

	$1,970,000	$1,842,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases, increases under short-term leases, and an increase in the percentage rent under the Lamar lease. Leasing expense remained at the same level.

Petroleum storage segment:

	2014	2013	Difference
Petroleum storage facility revenues	$1,304,000	$1,339,000	$(35,000)
Petroleum storage facility expense	1,480,000	1,174,000	$306,000

	$(176,000)	$165,000

Petroleum storage facility revenues decreased in 2014. The Global lease expired on April 30, 2013. From September 1, 2013 to April 30, 2014, the Company had an interim lease with ATMI for a portion of the storage capacity of the Facility. Effective May 1, 2014, the Company entered into a five-year agreement with Sprague for the entire storage capacity of the Facility. In June 2013, the Company received $96,000 from Global for reimbursement for costs incurred in a prior year in connection with the appraisal of the Facility in accordance with the Global Option Agreement (see Note 7 of notes to the consolidated financial statements herein). Exclusive of this amount, petroleum storage facility expense increased $210,000 due to an increase in repairs and maintenance and insurance.

General:

For the six months ended June 30, 2014, general and administrative expense decreased $95,000 as compared to the same period in 2013 due to lower costs for professional fees.

Interest expense:

For the six months ended June 30, 2014 and 2013, interest expense, bank loan is $92,000 and $99,000, respectively.

For the six months ended June 30, 2014 and 2013, interest expense, dividend notes remained at approximately the same level. See Dividend Notes above.

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

(a) Petroleum Storage Services Agreement between Sprague Operating Resources LLC and Company:

(i) Dated April 18, 2014 (incorporated by reference to Exhibit 10(a) to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2014)

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

(i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013

(ii) Consolidated Statements of Income for the Three and Six Months ended June 30, 2014 and 2013

(iii) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013

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

DATED: August 5, 2014