Form 10-Q
period 2014-09-30
CAPITAL PROPERTIES INC /RI/
filed 2014-10-31
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of September 30, 2014, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (unaudited)	December 31, 2013

ASSETS

Properties and equipment (net of accumulated depreciation)	$19,989,000	$20,526,000
Cash	3,860,000	3,305,000
Income taxes receivable	—	389,000
Prepaid and other	567,000	590,000

	$24,416,000	$24,810,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable:
Bank ($288,000 due within one year)	$4,224,000	$5,439,000
Dividend notes	11,787,000	11,787,000
Accounts payable and accrued expenses:
Property taxes	282,000	282,000
Environmental remediation	81,000	81,000
Other	377,000	380,000
Income taxes payable	22,000	—
Deferred income taxes, net	5,015,000	5,188,000

	21,788,000	23,157,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	1,780,000	805,000

	2,628,000	1,653,000

	$24,416,000	$24,810,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Revenues:
Leasing	$1,130,000	$1,111,000	$3,527,000	$3,385,000
Petroleum storage facility	884,000	163,000	2,188,000	1,502,000

	2,014,000	1,274,000	5,715,000	4,887,000

Expenses:
Leasing	216,000	197,000	643,000	629,000
Petroleum storage facility	605,000	764,000	2,085,000	1,938,000
General and administrative	269,000	227,000	808,000	861,000
Interest on notes:
Bank loan	37,000	49,000	129,000	148,000
Dividend notes	147,000	147,000	442,000	443,000

	1,274,000	1,384,000	4,107,000	4,019,000

Income (loss) before income taxes	740,000	(110,000)	1,608,000	868,000

Income tax expense (benefit):
Current	351,000	19,000	806,000	515,000
Deferred	(59,000)	(64,000)	(173,000)	(173,000)

	292,000	(45,000)	633,000	342,000

Net income (loss)	$448,000	$(65,000)	$975,000	$526,000

Basic income (loss) per common share based upon 6,599,912 shares outstanding	$.07	$(.01)	$.15	$.08

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income	$975,000	$526,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	644,000	638,000
Amortization of deferred costs	20,000	5,000
Deferred income taxes	(173,000)	(173,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	383,000	(54,000)

Net cash provided by operating activities	1,849,000	942,000

Cash flows from investing activities:
Payments for properties and equipment	(79,000)	—

Cash flows from financing activities:
Payments on note payable, bank	(1,215,000)	(215,000)

Increase in cash	555,000	727,000
Cash, beginning	3,305,000	2,678,000

Cash, ending	$3,860,000	$3,405,000

Supplemental disclosures:
Cash paid for:
Income taxes	$407,000	$817,000

Interest	$420,000	$418,000

Capital expenditures financed through accounts payable	$28,000	$—

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The petroleum storage segment consists of operating the petroleum storage terminal (the “Terminal”) containing 1,004,000 shell barrels and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island, for Sprague Operating Resources LLC (“Sprague”), a wholly-owned subsidiary of Sprague Resources LP, which stores and distributes petroleum products.

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

The accompanying condensed consolidated balance sheet as of December 31, 2013, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013, and the cash flows for the nine months ended September 30, 2014.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	September 30,	December 31,
	2014	2013
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,545,000	5,545,000

	10,246,000	10,246,000

Petroleum storage facility, on lease:
Land and land improvements	5,606,000	5,561,000
Buildings and structures	1,875,000	1,846,000
Tanks and equipment	14,676,000	14,643,000

	22,157,000	22,050,000

Office equipment	83,000	83,000

	32,486,000	32,379,000

Less accumulated depreciation:
Properties on lease or held for lease	947,000	787,000
Petroleum storage facility, on lease	11,470,000	10,988,000
Office equipment	80,000	78,000

	12,497,000	11,853,000

	$19,989,000	$20,526,000

5.	Notes payable:

Bank loan:

In 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement (“Loan Agreement”) pursuant to which the Company refinanced the $2,700,000 remaining balance of a 2010 debt to the Bank and borrowed an additional $3,015,000. The loan bears interest at the annual rate of 3.34% for the first five years. Thereafter, the note will bear interest on either (a) a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25% or (b) a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate, which the Company will select at that time. The loan has a term of ten years with repayments on a 20-year amortization schedule (monthly principal payments of $24,000 plus interest) and a balloon payment due in December 2022 when the loan matures. The Loan Agreement requires the Company to maintain at the Bank unencumbered liquid assets (cash or marketable securities) of $1,000,000. The Loan Agreement further contains customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. As collateral for the loan, the Company granted the Bank a mortgage on Parcels 3S and 5 in the Capital Center.

In June 2014, the Company made a principal prepayment of $1,000,000. As a result of this prepayment, the balloon payment due in December 2022 is $1,863,000

Financing fees totaling $71,000 are being amortized by the straight-line method over the 10-year term of the note (which approximates the effective interest rate method). Amortization of deferred financing fees is included in interest expense on the accompanying consolidated statements of operations. At September 30, 2014 and December 31, 2013, deferred financing fees are $59,000 and $64,000, respectively, which are included in prepaid and other on the accompanying consolidated balance sheets.

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

Long-term land leases:

As of September 30, 2014, the Company had entered into nine long-term land leases. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of operations. The real property taxes attributable to the Company’s land under these leases totaled $322,000 and $966,000, respectively, for the three and nine months ended September 30, 2014, and $241,000 and $889,000, respectively, for the three and nine months ended September 30, 2013.

In 2012, the Company entered into three amended and restated leases, each for a portion of the original Parcel 6 (Parcels 6A, 6B and 6C). All three leases have an initial term of approximately 95 years with two renewal terms of fifty years each. With respect to the Parcel 6B and 6C leases, an affiliate of the leasehold mortgagee had guaranteed the payment by the tenants of rent and real property taxes as well as certain other tenant monetary obligations for a two-year period which terminated May 18, 2014. Thereafter, the lessees of Parcels 6B and 6C each has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice. To date, no notice of termination has been received by the Company. The current annual rent on Parcel 6B is $194,000. Rent commences on Parcel 6C on July 1, 2015.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a short-term cancellable lease.

At September 30, 2014, the Company has three tenants occupying 56 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $123,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At September 30, 2014 and December 31, 2013, the excess of straight-line over contractual rentals is $7,000 and $10,000, respectively, which is included in prepaid and other on the accompanying consolidated balance sheets. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045. In 2013, Lamar converted billboards at two locations to electronic billboards, which conversions extended the term of the lease for a total of twelve years. The Lamar lease also provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2014 and 2013, the percentage rents totaled $173,000 and $105,000, respectively, which amounts are included in leasing revenues on the accompanying statements of operations for the nine months ended September 30, 2014 and 2013.

7.	Petroleum storage facility and environmental incidents:

Leasing of the Facility:

For the period May 1, 1998 to April 30, 2013, the Company and Global Companies, LLC (“Global”) were parties to a lease agreement pursuant to which the Company operated the entire Facility for Global. The Company was responsible for labor, insurance, a portion of the real property taxes and other operating expenses, as well as certain capital improvements.

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

Effective May 1, 2013, the Company became responsible for all real property taxes on the Facility, which totaled $287,000 for 2013. During the term of its lease, Global had paid a portion of such taxes. In 2013, Global paid $60,000, its proportionate share of the 2013 taxes. The tax reimbursements are included in petroleum storage facility revenue on the accompanying consolidated statements of operations for the nine months ended September 30, 2013.

In June 2013, the Company severed four employees of the Facility and paid to such employees, for varying periods depending on each employee’s years of service, severance consisting of salary continuation and provision of medical benefits. The severed employees were subject to call back should the Facility reopen. If an employee failed to return, he forfeited the balance of his severance payment. All severed employees returned to work in August 2013.

Effective September 1, 2013, the Company entered into a through-put lease with ATMI for 425,000 shell barrels for a term of eight months which terminated on April 30, 2014.

Sprague petroleum storage services agreement:

Effective May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (“the Agreement”) with Sprague for its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. In addition, the Company will receive an additional $.15 for each barrel of throughput at the facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given.

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

For the nine months ended September 30, 2014, the Company was not reimbursed for any real property taxes. Commencing May 1, 2015, Sprague will reimburse the Company for any real property taxes in excess of $290,000. The Agreement contains other customary terms and conditions.

The Company incurred $108,000 in fees in connection with the execution of the Agreement, which amounts are being amortized on the straight-line method over the three-year non-cancellable portion of the term of the Agreement and are included in petroleum storage facility expenses on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014. At September 30, 2014, deferred agreement costs are $93,000, which are included in prepaid and other on the accompanying consolidated balance sheet.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	September 30, 2014	December 31, 2013
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$5,055,000	$5,243,000
Insurance premiums and accrued leasing revenues	91,000	151,000

	5,146,000	5,394,000
Deferred tax assets	(131,000)	(206,000)

	$5,015,000	$5,188,000

9.	Operating segment disclosures:

The Company operates in two segments, leasing and petroleum storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Leasing:
Revenues:
Long-term land leases:
Contractual	$894,000	$885,000	$2,647,000	$2,596,000
Contingent	26,000	22,000	251,000	171,000
Short-term leases	210,000	204,000	629,000	618,000

Total revenues	$1,130,000	$1,111,000	$3,527,000	$3,385,000

Property tax expense	$104,000	$105,000	$314,000	$314,000

Depreciation	$53,000	$50,000	$160,000	$150,000

Income before income taxes	$914,000	$914,000	$2,884,000	$2,756,000

Assets	$9,559,000	$10,091,000	$9,559,000	$10,091,000

Properties and equipment, additions	$—	$—	$—	$—

Petroleum storage:
Revenues, contractual	$884,000	$163,000	$2,188,000	$1,502,000

Property tax expense	$72,000	$72,000	$217,000	$215,000

Depreciation	$160,000	$161,000	$482,000	$484,000

Income (loss) before income taxes	$279,000	$(601,000)	$103,000	$(436,000)

Assets	$11,660,000	$12,070,000	$11,660,000	$12,070,000

Properties and equipment, additions	$74,000	$—	$107,000	$—

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Revenues for operating segments:
Leasing	$1,130,000	$1,111,000	$3,527,000	$3,385,000
Petroleum storage	884,000	163,000	2,188,000	1,502,000

Total consolidated revenues	$2,014,000	$1,274,000	$5,715,000	$4,887,000

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Property tax expense:
Property tax expense for operating segments:
Leasing	$104,000	$105,000	$314,000	$314,000
Petroleum storage	72,000	72,000	217,000	215,000

	176,000	177,000	531,000	529,000
Unallocated corporate property tax expense	—	—	2,000	2,000

Total consolidated property tax expense	$176,000	$177,000	$533,000	$531,000

Depreciation:
Depreciation for operating segments:
Leasing	$53,000	$50,000	$160,000	$150,000
Petroleum storage segment:	160,000	161,000	482,000	484,000

	213,000	211,000	642,000	634,000
Unallocated corporate depreciation	1,000	1,000	2,000	4,000

Total consolidated depreciation	$214,000	$212,000	$644,000	$638,000

Income (loss) before income taxes:
Income (loss) before income taxes for operating segments:
Leasing	$914,000	$914,000	$2,884,000	$2,756,000
Petroleum storage	279,000	(601,000)	103,000	(436,000)

	1,193,000	313,000	2,987,000	2,320,000
Unallocated corporate expenses	(269,000)	(227,000)	(808,000)	(861,000)
Interest expense	(184,000)	(196,000)	(571,000)	(591,000)

Total consolidated income (loss) before income taxes	$740,000	$(110,000)	$1,608,000	$868,000

Assets:
Assets for operating segments:
Leasing	$9,559,000	$10,091,000	$9,559,000	$10,091,000
Petroleum storage	11,660,000	12,070,000	11,660,000	12,070,000

	21,219,000	22,161,000	21,219,000	22,161,000
Corporate cash	3,194,000	2,374,000	3,194,000	2,374,000
Other unallocated amounts	3,000	308,000	3,000	308,000

Total consolidated assets	$24,416,000	$24,843,000	$24,416,000	$24,843,000

Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$—	$—	$—	$—
Petroleum storage	74,000	—	107,000	—

Total consolidated additions	$33,000	$—	$33,000	$—

10.	Fair value of financial instruments:

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

The petroleum storage segment consists of operating the petroleum storage terminal (the “Terminal”) containing 1,004,000 shell barrels and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island, for Sprague Operating Resources LLC (“Sprague”), a wholly-owned subsidiary of Sprague Resources LP, which stores and distributes petroleum products.

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

Bank loan:

In 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement pursuant to which the Company refinanced the $2,700,000 remaining balance of a 2010 debt to the Bank and borrowed an additional $3,015,000, which was used to pay part of an extraordinary dividend of $2.25 per share to shareholders. (See below). The existing note to the Bank was amended and now bears interest at an annual rate of 3.34% for the first five years. Thereafter, the note will bear interest on either (a) a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25% or (b) a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate, which the Company will select at that time. The loan has a term of ten years with repayments on a 20-year amortization schedule (monthly payments of $24,000 plus interest) and a balloon payment in December 2022 when it matures. The note further contains the customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. Parcels 3S and 5 in the Capital Center continue to serve as collateral for the loan.

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

In June 2013, the Company severed four employees of the Facility and paid to such employees, for varying periods depending on each employee’s years of service, severance consisting of salary continuation and provision of medical benefits. The severed employees were subject to call back should the Facility reopen. If an employee failed to return, he forfeited the balance of his severance payment. All severed employees returned to work in August 2013.

Effective September 1, 2013, the Company entered into a through-put lease with ATMI for 425,000 shell barrels for a term of eight months which terminated on April 30, 2014.

Effective May 1, 2014, the Company entered into the Agreement with Sprague for its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. In addition, the Company will receive an additional $.15 for each barrel of throughput at the facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). Commencing May 1, 2015, Sprague will reimburse the Company for any real estate taxes in excess of $290,000.

During the first nine months of 2014, the Company’s operating activities provided $1,877,000 of cash which was $935,000 more than the cash provided by operating activities for the nine months ended September 30, 2013. The increase in cash flows from operations was principally due to the commencement of the Sprague agreement on May 1, 2014 and the fact that the Company had overpaid its 2013 estimated federal and state income taxes, which overpayments were applied to its 2014 income taxes, thereby requiring minimal estimated payments in the first six months of 2014. Cash and cash equivalents at September 30, 2014 increased $555,000 from year end principally due to the commencement of the Sprague agreement.

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At September 30, 2014, the Company had cash of $3,860,000. Effective January 1, 2013, the Federal Deposit Insurance Corporation (“FDIC”) reduced the insurance on all non-interest bearing bank accounts to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held. In connection with the December 2012 Amended and Restated Loan Agreement, the Company is required to maintain unencumbered liquid assets (cash and marketable securities) of $1,000,000 at the Bank.

Under the terms of three long-term land leases, the scheduled annual contractual rent increases in 2014 are as follows: (1) on July 1, 2014, the rent on Parcel 6A increased $34,000; (2) on July 1, 2014, the rent on Parcel 6B increased $20,000; and (3) on October 1, 2014, the rent on Parcel 3S increased $133,000.

At September 30, 2014, the Company has three tenants in a portion of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $123,000. The Company is currently marketing the remaining portions of the building for lease.

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

3.	Results of operations:

Three months ended September 30, 2014 compared to three months ended September 30, 2013:

Leasing segment:

	2014	2013	Difference

Leasing revenues	$1,130,000	$1,111,000	$19,000
Leasing expense	216,000	197,000	$19,000

	$914,000	$914,000

Leasing revenue increased principally due to scheduled increases in rentals under long-term land leases and increases under short-term leases. Leasing expense increased due to an increase in expenses for the Steeple Street Building.

Petroleum storage segment:

	2014	2013	Difference

Petroleum storage facility revenues	$884,000	$163,000	$721,000
Petroleum storage facility expense	599,000	764,000	$(165,000)

	$285,000	$(601,000)

Petroleum storage facility revenues increased due to the commencement of the Sprague agreement on May 1, 2014. Petroleum storage facility expenses decreased. In 2013, the Company incurred professional fees for the marketing of the Terminal, and repairs and maintenance expense was higher in 2013 due to the epoxy coating of two tank bottoms.

General:

For the three months ended September 30, 2014, general and administrative expense increased $42,000 as compared to the same period in 2013 due to an increase in medical claims and an increase in the maximum level of reimbursement allowed under the Company’s medical reimbursement plan.

Interest expense:

For the three months ended September 30, 2014, interest expense, bank loan is $37,000 as compared to $49,000 for the three months ended September 30, 2013. In June 2014, the company made a principal prepayment of $1,000,000, thereby reducing the interest expense.

For the three months ended September 30, 2014 and 2013, interest expense, dividend notes remained at approximately the same level. See Dividend Notes above.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013:

Leasing segment:

	2014	2013	Difference

Leasing revenues	$3,527,000	$3,385,000	$142,000
Leasing expense	643,000	629,000	$14,000

	$2,884,000	$2,756,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases, increases under short-term leases, and an increase in the percentage rent under the Lamar lease. Leasing expense remained approximately at the same level.

Petroleum storage segment:

	2014	2013	Difference

Petroleum storage facility revenues	$2,188,000	$1,502,000	$686,000
Petroleum storage facility expense	2,085,000	1,938,000	$147,000

	$103,000	$(436,000)

Petroleum storage facility revenues increased in 2014. The Global lease expired on April 30, 2013. From September 1, 2013 to April 30, 2014, the Company had an interim lease with ATMI for a portion of the storage capacity of the Facility. Effective May 1, 2014, the Company entered into a five-year agreement with Sprague for the entire storage capacity of the Facility.

In June 2013, the Company received $96,000 from Global for reimbursement for costs incurred in a prior year in connection with the appraisal of the Facility in accordance with the Global Option Agreement (see Note 7 of notes to the consolidated financial statements herein). Exclusive of this amount, petroleum storage facility expense increased $46,000 due to an increase in repairs and maintenance and insurance, offset in part by a decrease in professional fees.

General:

For the nine months ended September 30, 2014, general and administrative expense decreased $53,000 as compared to the same period in 2013 due to lower costs for professional fees offset in part by an increase in medical claims and an increase in the maximum level allowed under the Company’s medical reimbursement plan.

Interest expense:

For the nine months ended September 30, 2014 and 2013, interest expense, bank loan is $129,000 and $148,000, respectively. In June 2014, the Company made a principal prepayment of $1,000,000, thereby reducing the interest expense.

For the nine months ended September 30, 2014 and 2013, interest expense, dividend notes remained at approximately the same level. See Dividend Notes above.

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

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2014, filed with the Securities and Exchange Commission on October 31, 2014, formatted in eXtensible Business Reporting Language:

(i)	Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013

(ii)	Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2014 and 2013

(iii)	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013

(iv)	Notes to Consolidated Financial Statements.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: October 31, 2014