Form 10-K
period 2014-12-31
CAPITAL PROPERTIES INC /RI/
filed 2015-03-13
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $19,501,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of March 2, 2015, the Company had 6,599,912 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on April 28, 2015, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

FORWARD-LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases and the early termination of the Parcel 6B and Parcel 6C land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the right of the petroleum storage facility tenant to terminate the lease of the Facility effective April 30, 2017 and each April 30th thereafter; and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

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

The Company first began offering parcels for lease in the Capital Center area in the late 1980’s. As of December 31, 2014, nine parcels have been leased by the Company under long-term leases of 99 years or more. Of the nine parcels, seven have improvements constructed thereon as follows:

•	13-story office building (235,000 gross square feet)

•	8-story 225-unit residential building (454,000 gross square feet)

•	4-story office building (114,000 gross square feet)

•	10-story office building (210,000 gross square feet)

•	17-story and 19-story residential buildings containing 193 units (307,000 gross square feet) and a 13-story office building (325,000 gross square feet)

•	4-story 96-unit residential building (120,000 gross square feet) and

•	330-car public parking garage.

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

Lamar Lease

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) under a lease which now expires in 2045. All but one of these locations are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and Providence & Worcester Railroad Company, a related company (“Railroad”); the remaining location is leased by the Company from a third party with a remaining term of six months; the Company is currently negotiating an extension of this lease for an additional five years.

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

A summary of the long-term leases which have commenced is as follows:

Parcels in Capital Center Area
Parcel Number	Description of Usage	Term of Lease	Termination Date	Options to Extend Lease	Current Annual Contractual Rental	Contingent Rental	Next Periodic Rental Adjustment	Annual Rent After Next Adjustment and/or Type of Next Adjustment

2	Residential/ Office	103 Yrs.	2108	Two 75-Year	$456,000	None	2018	Cost-of-Living Adjustment

3S	Office	99 Yrs.	2087	None	$618,000	None	2019	Appraisal

5	Residential	149 Yrs.	2142	None	$540,000	1% Gross Revenues	2033	Appraisal

6A	Residential	99 Yrs.	2107	Two 50-Year	$334,000	None	2019	$367,000

6B	Residential/Office	99 Yrs.	2107	Two 50-Year	$195,000	None	2019	$214,000

6C	Residential/Office	99 Yrs.	2107	Two 50-Year	$—	None	2015	$200,000

7A	Garage	99Yrs.	2104	Two 75-Year	$113,000	None	2015	Cost-of-Living Adjustment

8	Office	99 Yrs.	2090	None	$270,000	1% Gross Revenues	2015	Cost-of-Living Adjustment

9	Office	149 Yrs.	2153	None	$360,000	None	2016	$378,000

Lamar
Description of Usage	Term of Lease	Termination Date	Options to Extend Lease	Current Annual Contractual Rental	Contingent Rental	Next Periodic Rental Adjustment	Annual Rent After Next Adjustment and/or Type of Next Adjustment

Billboard	39 Yrs.	2045	See Lamar Lease above	$830,000	See Lamar Lease above	2015	$853,000

Major tenants:

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s leasing segment revenues for the years ended December 31, 2014 and 2013:

	2014		2013
Lamar Outdoor Advertising, LLC	$990,000		$934,000
Metropark, Ltd	636,000		620,000
AvalonBay Communities, Inc.	612,000		557,000
One Citizens Plaza Holdings LLC	518,000		485,000
Waterplace Master Condominium	456,000	*	456,000

	$3,212,000		$3,052,000

*	Amount which does not represent greater than 10 percent in 2014 but is presented for comparative purposes only

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

Global Lease

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

Additionally, Global had the option to purchase the Facility. On April 27, 2012, Global preliminarily exercised the option. The option terminated on June 3, 2013 when Global withdrew its preliminary exercise as a result of failure to reach agreement with the Company on the purchase price.

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

Atlantic Trading & Marketing, Inc.

Effective September 1, 2013, the Company entered into a throughput lease with Atlantic Trading & Marketing, Inc. (“ATMI”) for 425,000 shell barrels for a term of eight months with automatic three-month extensions unless terminated by either party. In addition, the Company granted ATMI a month-to-month option to lease up to 220,000 additional barrels on an as-used basis. Under the terms of the ATMI lease, the Company provided terminaling services related to the receipt, storage and delivery at the Terminal’s loading rack to customers of ATMI’s marketing agent. ATMI vacated the Facility on April 30, 2014.

Sprague Petroleum Storage Services Agreement

Effective May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (the “Agreement”) with Sprague Operating Resources, LLC (“Sprague”) for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. In addition, the Company will receive an additional $.15 for each barrel of throughput at the Facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given. Commencing May 1, 2015, Sprague will reimburse the Company for any real property taxes in excess of $290,000. The Agreement contains other customary terms and conditions.

Environmental

The operation of a petroleum storage facility carries with it the risk of environmental contamination.

Environmental incident (2002):

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the

Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified the Rhode Island Department of Environmental Management (“RIDEM”). RIDEM subsequently identified Power Test Realty Partnership (“Power Test”), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, in October 2008 a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM and remanded the proposed penalty to RIDEM for recalculation. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed penalty. In October 2009, RIDEM issued a recalculated administrative penalty, and, subsequently, the RIDEM Hearing Officer issued a recommended amended decision, which was affirmed as a final decision by the RIDEM Director in December 2009. In January 2010, Power Test appealed that decision to Superior Court. In September 2011, the Superior Court affirmed the decision of the RIDEM director. Power Test has appealed that decision to the Rhode Island Supreme Court. The Supreme Court has not yet decided the appeal.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through 2006, the Company had expended $119,000 and has not incurred any significant costs since then. In 2011, RIDEM notified the Company to proceed with the next phase of the approval process, notifying the abutters of the proposed remediation system even though RIDEM has not yet taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. In 2014, the Company engaged new consultants to work with RIDEM to develop the next phase of the approval process. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring costs in excess of the remaining accrual of $80,000.

The Company manages its exposure to contamination, remediation or similar costs associated with the Facility through adherence to established procedures for operations and equipment maintenance.

Insurance

The Company maintains what management believes to be adequate levels of insurance, including environmental insurance.

Competition

The Facility competes with several other similar facilities located on and adjacent to the Providence Harbor. The Terminal has approximately 48% of the total distillate storage capacity in the Providence area. The current tenant, Sprague, competes with other terminal operators on the basis of price, availability and a willingness to advance credit to local wholesalers. The amount of petroleum throughput at the Terminal is a function of Sprague’s ability to compete effectively in the marketplace and the amount of product Sprague sells at its City of Providence terminal.

Employees

The Terminal employs eight people on a full-time basis.

Item 2.	Properties

The Company owns approximately 18 acres and a historic building in and adjacent to the Capital Center District in Providence, Rhode Island. All of the property and a portion of the building are leased either under long-term leases or short-term leases as more particularly described in Item 1, Leasing Segment. The Company also owns or controls 23 locations on which 44 billboard faces have been constructed. All but one these locations are owned by the Company under permanent easements from a related company, the Railroad; the remaining location is leased from an unrelated third party with a remaining term of six months; the Company is currently negotiating an extension of this lease for an additional five years. The Company owns an approximate 10-acre site in East Providence, Rhode Island on which there are located nine petroleum storage tanks and related distribution racks together with a 3,000 square foot single-story office building which houses the Company’s headquarters and other support operations. In 2006, the Company completed the development of the land currently owned by the Company at the Terminal. In addition, the Company is the owner of the Pier located in East Providence, Rhode Island. The Pier, which has a deep water draft capacity of -40 feet Mean Low Water, can accommodate ships up to 825 feet in length. The Company has a permanent right to use the pipelines connecting the Pier to the Terminal.

Item 3.	Legal Proceedings - None

Item 4.	Mine Safety Disclosure- Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Class A Common Stock is traded on the OTCQX, symbol “CPTP.” The following table shows the high and low trading prices for the Company’s Class A Common Stock during the quarterly periods indicated as obtained from the OTCQX, together with cash dividends paid per share during such periods.

	Trading Prices		Dividends
	High	Low	Paid
2014
1st Quarter	8.75	8.00	—
2nd Quarter	11.50	8.70	—
3rd Quarter	11.50	9.60	—
4th Quarter	12.05	10.93	—

2013
1st Quarter	6.95	6.25	—
2nd Quarter	7.75	6.95	—
3rd Quarter	9.05	7.40	—
4th Quarter	8.33	8.00	—

In January 2013, the Board of Directors of the Company approved submitting to the shareholders at the 2013 annual meeting Amended and Restated Articles of Incorporation which, among other things, eliminated (1) the Class B Common shares and automatically converted all Class B Common shares into an equivalent number of Class A Common shares, (2) all restrictions that existed with respect to the ownership of Class A and Class B Common stock and (3) Excess Stock. In April 2013, the shareholders approved the Amended and Restated Articles of Incorporation.

Information with respect to the high and low trading prices for the Class B Common Stock was not available because the stock was not listed on any exchange, was not quoted by any quotation service, and there was no known market for such Class B Common Stock.

At March 2, 2015, there were 461 holders of record of the Company’s Class A Common Stock.

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

Through December 31, 2014, the receivable on this lease has grown to $22,131,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 31 years away.

In 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases). For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 94th year of the lease. Through December 31, 2014, the receivable on this lease is $24,536,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 83 years away.

In 2006, the Company entered into an Amended and Restated Agreement of its lease with Lamar Outdoor Advertising LLC (“Lamar”). In 2013, the lease was extended to 2045 following the conversion of billboards at two locations to electronic boards, as required by the lease, resulting in a current remaining term of 31 years which provides for fixed percentage increases annually. For this lease, the contractual amount paid by Lamar will not exceed the calculated straight-line amount until the 23rd year of the extended lease. Through December 31, 2014, the receivable on this lease is $1,859,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 15 years away.

Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates are closer.

Although the Company’s other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that certain future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values. Through December 31, 2014, the receivable on these leases is $13,425,000 and management has not been able to conclude that any portion is collectible as the turnaround dates are approximately 46 years away.

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

Effective September 1, 2013, the Company entered into a throughput lease with Atlantic Trading & Marketing, Inc. (“ATMI”) for 425,000 shell barrels for a term of eight months with automatic three-month extensions unless terminated by either party. In addition, the Company granted ATMI a month-to-month option to lease up to 220,000 additional barrels on an as-used basis. Under the terms of the ATMI lease, the Company provided terminaling services related to the receipt, storage and delivery at the Terminal’s loading rack to customers of ATMI’s marketing agent. ATMI vacated the Facility on April 30, 2014.

Effective May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (the “Agreement”) with Sprague Operating Resources, LLC (“Sprague”) for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. In addition, the Company will receive an additional $.15 for each barrel of throughput at the Facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given. Commencing May 1, 2015, Sprague will reimburse the Company for any real property taxes in excess of $290,000. The Agreement contains other customary terms and conditions.

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

As a result of the issuance of Dividend Notes and the refinancing of the bank loan in late December 2012, the Company’s financial position has changed significantly. Additionally, the expiration of the Global lease on April 30, 2013 impacted the operating cash generated by the petroleum storage segment; however, the impact was mitigated by the eight-month throughput lease with ATMI which terminated April 30, 2014 and the new agreement with Sprague which commenced May 1, 2014.

Bank loan:

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement pursuant to which the Company refinanced the $2,700,000 balance of the 2010 debt to the Bank and borrowed an additional $3,025,000, which was used to pay part of an extraordinary dividend of $2.25 per share to shareholders. (See below). The existing note to the Bank was amended and now bears interest at an annual rate of 3.34% for the first five years. Thereafter, the note will bear interest on either (a) a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25% or (b) a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate, which the Company will select at that time. The loan has a term of ten years with repayments on a 20-year amortization schedule (monthly payments of $24,000 plus interest) and a balloon payment for the outstanding balance in December 2022 when it matures. At December 31, 2014, the balloon payment is $563,000. The note further contains the customary covenants, terms and conditions and permits prepayment, in whole or in part, at any time without penalty if the prepayment is made from internally generated funds. Parcels 3S and 5 in the Capital Center continue to serve as collateral for the loan.

Dividend notes:

On December 7, 2012, the Board of Directors of the Company declared an extraordinary dividend of $2.25 per share on its Class A and Class B common stock to shareholders of record on December 17, 2012. On December 27, 2012, the Company paid out $3,063,000 in cash and issued $11,787,000 in principal face amount of 5% dividend notes due December 26, 2022 (the “Dividend Notes”). The Dividend Notes are unsecured general obligations of the Company bearing interest at the annual rate of 5% payable semi-annually on June 15 and December 15 to note holders of record on June 1 and December 1 of each year. The Dividend Notes may be redeemed in whole or in part at any time and from time to time at the option of the Company. The Dividend Notes are subject to mandatory redemption in an amount equal to the Net Proceeds from the sale of any real property owned by the Company or any of its subsidiaries. Net Proceeds is defined as the gross cash received by the Company from any such sale reduced by the sum of (a) costs relating to the sale, (b) federal and state income taxes as a result of the sale, and (c) the amount used by the Company to pay in whole or in part financial institution debts secured by a mortgage of the Company’s or any subsidiary’s real property regardless of whether such mortgage encumbers the property sold. The Company has obligated itself not to grant any mortgages on any of its property located in the Capital Center District in Providence, Rhode Island, other than Parcels 3S and 5, and to cause its subsidiaries not to grant any such mortgages, in each case without the consent of the holders of two-thirds of the outstanding principal face amount of the Dividend Notes. The Dividend Notes contain other customary terms and conditions. The interest payments on an annual basis total $589,000.

Petroleum storage facility:

As reported in Note 6 of the Notes to Consolidated Financial Statements in Item 8 hereof, the Global lease expired April 30, 2013 and the Global Option Agreement terminated on June 3, 2013.

As described above, as of September 1, 2013, ATMI leased 425,000 shell barrels for a term of eight months at a monthly rent of approximately $150,000. ATMI vacated the Facility on April 30, 2014.

Effective May 1, 2014, the Company entered an Agreement with Sprague for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. In addition, the Company will receive an additional $.15 for each barrel of throughput at the Facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). Commencing May 1, 2015, Sprague will reimburse the Company for any real property taxes in excess of $290,000.

During 2014, the Company’s operating activities provided $2,330,000 of cash, which was $1,400,000 more than the cash provided by operating activities in 2013. The increase in cash flows from operations was principally due to the commencement of the Sprague lease on May 1, 2014 and the fact that the Company had overpaid its 2013 estimated federal and state income taxes, which overpayments were applied to its 2014 income taxes, thereby requiring lower estimated payments in 2014. Cash and cash equivalents at December 31, 2014 decreased $378,000 from 2013 mainly due to the additional principal prepayments during 2014 on the bank loan totaling $2,300,000.

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At December 31, 2014, the Company had cash of $2,927,000. Effective January 1, 2013, the Federal Deposit Insurance Corporation (“FDIC”) reduced the insurance on all bank accounts to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held. In connection with the December 2012 Amended and Restated Loan Agreement, the Company is required to maintain unencumbered liquid assets (cash and marketable securities) of $1,000,000 at the Bank.

Under the terms of three long-term land leases, the scheduled annual contractual rent increased in 2014 as follows: (1) on July 1, 2014, the rent on Parcel 6A increased $34,000; (2) on July 1, 2014, the rent on 6B increased $20,000; and (3) on October 1, 2014, the rent on Parcel 3S increased $133,000.

In 2015, the annual contractual rent on two of the Company’s long-term land leases will be increased by a cost-of-living adjustment as follows: (1) on February 1, 2015 for Parcel 8 and (2) on April 1, 2015 for Parcel 7A. On July 1, 2015, the rent commences on Parcel 6C at the annual rate of $200,000.

At December 31, 2014, the Company has three tenants occupying 65 percent of the Steeple Street Building under short-term leases (five years or less) at a current total annual rental of $140,000. The Company is currently marketing the remaining portions of the building for lease.

In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively, on its bank loan payable. Further prepayments will depend on the Company’s level of available cash.

In light of the extraordinary dividend paid in December 2012, at each of the quarterly Board meetings held in 2014, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings and financial performance.

At December 31, 2014, the Company has no non-cancellable contract obligations other than one operating lease for a billboard location for which the rent expense is not material in amount.

3.	Results of operations:

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Leasing segment:

	2014	2013	Difference
Leasing revenues	$4,696,000	$4,498,000	$198,000
Leasing expense	857,000	832,000	$25,000

	$3,839,000	$3,666,000

Leasing revenues increased due to scheduled increases in rentals under long-term land leases, increases under short-term leases and an increase in percentage rent under the Lamar lease. Leasing expense increased due to an increase in repairs and maintenance offset in part by the decrease in rent expense resulting from the cancellation in 2013 of a third-party lease in connection with a billboard easement.

Petroleum storage segment:

	2014	2013	Difference
Petroleum storage facility revenues	$3,063,000	$2,171,000	$892,000
Petroleum storage facility expense	2,732,000	2,766,000	$(34,000)

	$331,000	$(595,000)

Petroleum storage facility revenues increased in 2014. The Global lease expired on April 30, 2013. From September 1, 2013 to April 30, 2014, the Company had an interim lease with ATMI for a portion of the storage capacity of the Facility. Effective May 1, 2014, the Company entered into a five-year agreement with Sprague for the lease of its entire storage capacity of the Facility.

In June 2013, the Company received $96,000 from Global for reimbursement for costs incurred in a prior year in connection with the appraisal of the Facility in connection with the Global option (see Note 6 of notes to consolidated financial statements herein). Exclusive of this amount, petroleum storage facility expense decreased $130,000 due to the following: (1) repairs and maintenance expense decreased because in 2013 the Company incurred costs of $90,000 to epoxy coat three tank bottoms and $60,000 for piping modifications and no similar repairs were undertaken in 2014; and (2) a decrease in professional fees.

General:

For the year ended December 31, 2014, general and administrative expense decreased $31,000 due to lower costs for professional fees, offset in part by an increase in medical claims and an increase in the maximum level allowed under the Company’s medical reimbursement plan.

Interest expense:

For the years ended December 31, 2014 and 2013, interest expense, bank loan is $164,000 and $197,000, respectively. In June and December 2014, the Company made principal prepayments of $1,000,000 and $1,300,000, respectively, thereby reducing the interest expense.

For the years ended December 31, 2014 and 2013, the interest expense on the dividend notes is $589,000 and $596,000, respectively. See Dividend notes above.

Income taxes:

For the years ended December 31, 2014 and 2013, the Company’s effective income tax rate is approximately 40 percent.

Item 8.	Financial Statements and Supplementary Data

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors

Capital Properties, Inc.

East Providence, Rhode Island

We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

March 13, 2015

A Limited Liability Partnership

10 Weybosset Street, Suite 700, Providence, RI 02903 • (p) 401.421.4800 • 1.800.927.LGCD • (f) 401.421.0643 • www.lgcd.com

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

Properties and equipment (net of accumulated depreciation)	$19,789,000	$20,526,000
Cash	2,927,000	3,305,000
Income taxes receivable	—	389,000
Prepaid and other	653,000	590,000

	$23,369,000	$24,810,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable:
Bank ($288,000 due within one year)	$2,852,000	$5,439,000
Dividend notes	11,787,000	11,787,000
Accounts payable and accrued expenses:
Property taxes	282,000	282,000
Environmental remediation	80,000	81,000
Other	261,000	380,000
Income taxes payable	13,000	—
Deferred income taxes, net	5,011,000	5,188,000

	20,286,000	23,157,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	2,235,000	805,000

	3,083,000	1,653,000

	$23,369,000	$24,810,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013

Revenues:
Leasing	$4,696,000	$4,498,000
Petroleum storage facility	3,063,000	2,171,000

	7,759,000	6,669,000

Expenses:
Leasing	857,000	832,000
Petroleum storage facility	2,732,000	2,766,000
General and administrative	1,073,000	1,104,000
Interest on notes:
Bank loan	164,000	197,000
Dividend notes	589,000	596,000

	5,415,000	5,495,000

Income before income taxes	2,344,000	1,174,000

Income tax expense (benefit):
Current	1,091,000	665,000
Deferred	(177,000)	(202,000)

	914,000	463,000

Net income	$1,430,000	$711,000

Basic income per share, based upon 6,599,912 shares outstanding	$.22	$.11

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2014 and 2013
	Class A	Class B		Capital		Total
	Common	Common	Excess	in Excess	Retained	Shareholders’
	Stock	Stock	Stock	of Par	Earnings	Equity
Balance, January 1, 2013	$38,000	$28,000	$—	$782,000	$94,000	$942,000
Conversion of Class B common stock to Class A common stock	28,000	(28,000)	—	—	—	—
Net income for the year	—	—	—	—	711,000	711,000

Balance, December 31, 2013	66,000	—	—	782,000	805,000	1,653,000
Net income for the year	—	—	—	—	1,430,000	1,430,000

Balance, December 31, 2014	$66,000	$—	$—	$782,000	$2,235,000	$3,083,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,430,000	$711,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	859,000	850,000
Amortization of deferred financing fees	31,000	7,000
Deferred income taxes	(177,000)	(202,000)
Changes in assets and liabilities:
Increase in:
Income taxes receivable	—	(389,000)
Prepaid and other	(94,000)	(75,000)
Accounts payable and accrued expenses	—	28,000
Income taxes payable	13,000	—
Decrease in:
Income taxes receivable	389,000	—
Accounts payable and accrued expenses	(121,000)	—

Net cash provided by operating activities	2,330,000	930,000

Cash flows from investing activities:
Purchases of properties and equipment	(122,000)	(17,000)

Cash flows from financing activities:
Principal payments on note payable, bank	(2,586,000)	(286,000)

Increase (decrease) in cash	(378,000)	627,000
Cash, beginning	3,305,000	2,678,000

Cash, ending	$2,927,000	$3,305,000

Supplemental disclosure:
Cash paid for:
Income taxes	$758,000	$1,054,000

Interest	$748,000	$756,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The petroleum storage segment consists of the petroleum storage terminal (the “Terminal”) containing 1,004,000 shell barrels and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island. For the first four months of 2013, the Company operated the Facility for Global Companies, LLC (“Global”) under a lease which expired April 30, 2013.

Effective September 1, 2013, the Company entered into a throughput lease with Atlantic Trading & Marketing, Inc. (“ATMI”) for 425,000 shell barrels for a term of eight months with automatic three-month extensions unless terminated by either party. In addition, the Company granted ATMI a month-to-month option to lease up to 220,000 additional barrels on an as-used basis. ATMI vacated the Facility on April 30, 2014.

Effective May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (the “Agreement”) with Sprague Operating Resources, LLC (“Sprague”) for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. In addition, the Company will receive an additional $.15 for each barrel of throughput at the Facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given. Commencing May 1, 2015, Sprague will reimburse the Company for any real property taxes in excess of $290,000. The Agreement contains other customary terms and conditions.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2014 and 2013, the Company had no cash equivalents. The Company had maintained all of its cash in non-interest bearing checking accounts in one bank which were fully insured by the Federal Deposit Insurance Corporation (“FDIC”). Effective January 1, 2013, the FDIC reduced the insurance on all bank accounts to a maximum of $250,000. The Company has not experienced any losses in such accounts.

Initial direct agreement costs:

Initial direct agreement costs associated with the execution of a rental agreement are capitalized and amortized on a straight-line basis over the non-cancellable portion of the agreement term.

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

Certain of the Company’s long-term land leases, including the outdoor advertising locations, provide for presently known scheduled rent increases over the remaining terms (31 to 139 years). The Company follows GAAP in accounting for leases by recognizing leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as revenue that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.

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

3.	Properties and equipment:

Properties and equipment consist of the following:

	Estimated
	Useful Life	December 31,
	in Years	2014	2013
Properties on lease or held for lease:
Land and land improvements	—	$4,701,000	$4,701,000
Building and improvements, Steeple Street	39	5,545,000	5,545,000

		10,246,000	10,246,000

Petroleum storage facility, on lease:
Land and land improvements	—	5,569,000	5,561,000
Buildings and structures	30	1,867,000	1,846,000
Tanks and equipment	15-20	14,707,000	14,643,000

		22,143,000	22,050,000

Office equipment	5-10	112,000	83,000

		32,501,000	32,379,000

Less accumulated depreciation:
Properties on lease or held for lease		1,000,000	787,000
Petroleum storage facility, on lease		11,631,000	10,988,000
Equipment		81,000	78,000

		12,712,000	11,853,000

		$19,789,000	$20,526,000

4.	Notes payable:

Bank loan:

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement pursuant to which the Company refinanced the $2,700,000 remaining balance of the 2010 debt to the Bank and borrowed an additional $3,025,000, the net proceeds of which were used to pay part of an extraordinary dividend of $2.25 per share to shareholders of record on December 17, 2012 (see Note 8). Pursuant to the Amended and Restated Loan Agreement, the Company amended and restated the then existing note to the Bank, the first mortgage on Parcel 3S and 5 and certain other loan documents. For the first five years, the loan bears interest at the annual rate of 3.34%

and thereafter will bear interest on either a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25%, or a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate (3.34% at December 31, 2014). The loan has a term of ten years with repayment on a 20-year amortization schedule (monthly principal payments of $24,000 plus interest) and a balloon payment for the outstanding balance in December 2022. Pursuant to the Amended and Restated Loan Agreement, the Company is required to maintain a debt service coverage ratio of 1.2 to 1 with respect to the two mortgaged properties and to maintain unencumbered liquid assets (cash or marketable securities) of $1,000,000 at the Bank. The Amended and Restated Loan Agreement and the related loan documents contain other customary terms and conditions.

In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively, on its bank loan payable. At December 31, 2014, the balloon payment is $563,000.

The following is a schedule of principal payments for the remaining term of the note payable:

Year ending December 31,
2015	$288,000
2016	288,000
2017	288,000
2018	288,000
2019	288,000
2020 to 2022	1,412,000

$2,852,000

Financing fees totaling $71,000 are being amortized by the straight-line method over the 10-year term of the note (which approximates the effective interest rate method). Amortization of deferred financing fees is included in interest expense on the accompanying consolidated statements of income. At December 31, 2014 and 2013, deferred financing fees are $57,000 and $64,000, respectively, which are included in prepaid and other on the accompanying consolidated balance sheets.

Dividend notes:

In December 2012, the Company issued $11,787,000 in principal face amount of 5% dividend notes due December 26, 2022 (the “Dividend Notes”). The Dividend Notes are unsecured general obligations of the Company bearing interest at the annual rate of 5% payable semi-annually on June 15 and December 15 to note holders of record on June 1 and December 1 of each year. The Dividend Notes may be redeemed in whole or in part at any time and from time to time at the option of the Company. The Dividend Notes are subject to mandatory redemption in an amount equal to the Net Proceeds from the sale of any real property owned by the Company or any of its subsidiaries. Net Proceeds is defined as the gross cash received by the Company from any such sale reduced by the sum of (a) costs relating to the sale, (b) federal and state income taxes as a result of the sale, and (c) the amount used by the Company to pay in whole or in part financial institution debts secured by a mortgage of the Company’s or any subsidiary’s real property regardless of whether such mortgage encumbers the property sold. The Company has obligated itself not to grant any mortgages on any of its property located in the Capital Center District in Providence, Rhode Island, other than Parcels 3S and 5, and to cause its subsidiaries not to grant any such mortgages, in each case without the consent of the holders of two-thirds of the outstanding principal face amount of the Dividend Notes. The Dividend Notes contain other customary terms and conditions.

5.	Description of leasing arrangements:

Long-term land leases:

As of December 31, 2014, the Company had entered into nine long-term land leases, including the Parcel 6A lease discussed below. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. For the years ended December 31, 2014 and 2013, the real property taxes attributable to the Company’s land under these nine leases were $1,033,000 and $1,286,000, respectively.

Under two of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenants) which totaled $104,000 and $92,000 for the years ended December 31, 2014 and 2013, respectively.

In 2012, the Company entered into three amended and restated leases, each for a portion of the original Parcel 6 (Parcels 6A, 6B and 6C). All three leases have an initial term of approximately 95 years with two renewal terms of fifty years each. The lease for the portion of the parcel on which improvements have been completed (Parcel 6A) has a current annual rent of $334,000. The portions of the parcel on which construction has not commenced (Parcel 6B and Parcel 6C) have different rental terms. With respect to Parcel 6B, the current annual rent is $194,000. As to Parcel 6C, there is no rent until July 1, 2015, at which time the annual rent is $200,000. In all cases, the rent is subject to periodic adjustments. The ground leases are non-recourse to each of the tenants. With respect to the Parcel 6B and 6C leases, an affiliate of the leasehold mortgagee has guaranteed the payment by the tenants of rent and real property taxes as well as certain other tenant monetary obligations for a two-year period which commenced on May 18, 2012. Commencing May 18, 2014, each of the lessees of Parcel 6B and 6C has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice. To date, no notice of termination has been received by the Company.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which now expires in 2045. All but one of these locations are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and Providence & Worcester Railroad Company, a related company (“Railroad”); the remaining location is leased by the Company from a third party with a remaining term of six months; the Company is currently negotiating an extension of this lease for an additional five years.

In 2013, Lamar converted billboards at two locations to electronic billboards, which conversions extended the term of the lease for a total of twelve years. The Lamar lease also provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2014 and 2013, the percentage rents totaled $169,000 and $105,000, respectively, which amounts are included in leasing revenues on the accompanying consolidated statements of income for the years ended December 31, 2014 and 2013. The Lamar lease contains other terms and conditions customary to such instruments.

Minimum future contractual rental payments to be received from non-cancellable long-term leases as of December 31, 2014 are:

Year ending December 31,
2015	$3,809,000
2016	3,924,000
2017	3,951,000
2018	3,975,000
2019	4,035,000
2020 to 2153	795,320,000

$815,014,000

For those leases with presently known scheduled rent increases at December 31, 2014 and 2013, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) and the portion of the excess of straight-line over contractual rentals which management has concluded is realizable when payable over the terms of the leases at December 31, 2014 and 2013 are as follows:

	2014	2013
Cumulative excess of straight-line over contractual rentals	$61,952,000	$57,721,000
Amount management has not been able to conclude is collectible	(61,911,000)	(57,680,000)

Accrued leasing revenues, which are included in prepaid and other on the accompanying consolidated balance sheets	$41,000	$41,000

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

At December 31, 2014, the Company has three tenants occupying 65 percent of the Steeple Street Building under short-term leases of five years or less at a current total annual rental of $140,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At December 31, 2014 and 2013, the excess of straight-line over contractual rentals is $6,000 and $10,000, respectively, which is included in prepaid and other on the accompanying consolidated balance sheets. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

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

Additionally, Global had the option to purchase the Facility. On April 27, 2012, Global preliminarily exercised the option. The option terminated on June 3, 2013 when Global withdrew its preliminary exercise as a result of failure to reach agreement with the Company on the purchase price. Under the terms of the option, in the event Global elected not to purchase the Facility, Global was required to reimburse the Company for the cost of the appraisal which totaled $96,000, which payment was received in July 2013.

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

Effective May 1, 2013, the Company became responsible for all real property taxes on the Facility, which totaled $290,000 and $287,000 for 2014 and 2013, respectively. During the term of its lease, Global had paid a portion of such taxes. In 2013, Global paid $60,000, its proportionate share of the 2013 taxes. The tax reimbursements are included in petroleum storage facility revenue on the accompanying consolidated statement of income for the year ended December 31, 2013.

Effective September 1, 2013, the Company entered into a throughput lease with Atlantic Trading & Marketing, Inc. (“ATMI”) for 425,000 shell barrels for a term of eight months with automatic three-month extensions unless terminated by either party. In addition, the Company granted ATMI a month-to-month option to lease up to 220,000 additional barrels on an as-used basis. Under the terms of the ATMI lease, the Company provided terminaling services related to the receipt, storage and delivery at the Terminal’s loading rack to customers of ATMI’s marketing agent. ATMI vacated the Facility on April 30, 2014.

Sprague Petroleum Storage Services Agreement:

Effective May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (the “Agreement”) with Sprague Operating Resources, LLC (“Sprague”) for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. In addition, the Company will receive an additional $.15 for each barrel of throughput at the Facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given.

For the year ended December 31, 2014, the Company was not reimbursed for any real property taxes. Commencing May 1, 2015, Sprague will reimburse the Company for any real property taxes in excess of $290,000. The Agreement contains other customary terms and conditions.

The Company incurred $108,000 in fees in connection with the execution of the Agreement, which amounts are being amortized on the straight-line method over the three-year non-cancellable portion of the term of the Agreement and are included in petroleum storage facility expenses on the accompanying consolidated statement of income for the year ended December 31, 2014. At December 31, 2014, deferred agreement costs are $84,000, which is included in prepaid and other on the accompanying consolidated balance sheet as of December 31, 2014.

Wilkesbarre Pier:

The Pier is a deep-water pier in East Providence, Rhode Island owned by the Company which is integral to the operation of the Terminal. The Pier and the Terminal are connected by two petroleum pipelines which the Company has a permanent right to use.

Environmental incident (2002):

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified the Rhode Island Department of Environmental Management (“RIDEM”). RIDEM subsequently identified Power Test Realty Partnership (“Power Test”), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, in October 2008 a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM and remanded the proposed penalty to RIDEM for recalculation. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed penalty. In October 2009, RIDEM issued a recalculated administrative penalty, and, subsequently, the RIDEM Hearing Officer issued a recommended amended decision, which was affirmed as a final decision by the RIDEM Director in December 2009. In January 2010, Power Test appealed that decision to the Superior Court. In September 2011, the Superior Court affirmed the decision of the RIDEM director. Power Test has appealed that decision to the Rhode Island Supreme Court. The Supreme Court has not decided the appeal.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through 2006, the Company had expended $119,000 and has not incurred any significant costs since then. In 2011, RIDEM notified the company to proceed with the next phase of the approval process, notifying the abutters of the proposed remediation system even though RIDEM has not yet taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. In 2014, the Company engaged new consultants to work with RIDEM to develop the next phase of the approval process. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring costs in excess of the remaining accrual of $80,000.

7.	Income taxes:

For the years ended December 31, 2014 and 2013, income tax expense (benefit) is comprised of the following components:

	2014	2013
Current:
Federal	$876,000	$530,000
State	215,000	135,000

	1,091,000	665,000

Deferred:
Federal	(142,000)	(162,000)
State	(35,000)	(40,000)

	(177,000)	(202,000)

	$914,000	$463,000

For the years ended December 31, 2014 and 2013, a reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:

	2014	2013
Computed “expected” tax	$797,000	$399,000
Increase in “expected” tax resulting from state income tax, net of federal income tax benefit	117,000	64,000

	$914,000	$463,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2014	2013
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis:
Cost differences	$3,751,000	$3,751,000
Depreciation differences	1,265,000	1,492,000

	5,016,000	5,243,000
Insurance premiums and accrued leasing revenues	143,000	151,000

	5,159,000	5,394,000
Deferred tax assets	(148,000)	(206,000)

	$5,011,000	$5,188,000

The Company’s federal and various state income tax returns for the years subsequent to 2010 remain subject to examination.

The Company follows GAAP when reviewing all its tax positions and has determined that no reserves are required.

8.	Shareholders’ equity:

In November 2008, the Company restated its Articles of Incorporation:

•	To create a new class of common stock of the Company to be designated Class B Common Stock consisting of 3,500,000 shares, $.01 par value per share;

•	To increase the number of authorized shares of Class A Common Stock from 6,000,000 to 10,000,000 shares; and

•	To provide for certain transfer and ownership restrictions as set forth therein.

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

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of the Company’s segments:

	December 31,
	2014	2013
Leasing:
Revenues:
Long-term leases:
Contractual	$3,581,000	$3,478,000
Contingent	274,000	197,000
Short-term leases:
Contractual	842,000	825,000
Non-cash, excess of straight-line over contractual rentals	(1,000)	(2,000)

	$4,696,000	$4,498,000

Property tax expense	$419,000	$419,000

Depreciation	$213,000	$206,000

Income before income taxes	$3,839,000	$3,666,000

Assets	$9,494,000	$9,880,000

Petroleum storage:
Revenues, contractual	$3,063,000	$2,171,000

Property tax expense	$290,000	$287,000

Depreciation	$643,000	$639,000

Income (loss) before income taxes	$331,000	$(595,000)

Assets	$11,400,000	$11,887,000

Properties and equipment, additions	$93,000	$17,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements:

	December 31,
	2014	2013
Revenues for operating segments:
Leasing	$4,696,000	$4,498,000
Petroleum storage	3,063,000	2,171,000

Total consolidated revenues	$7,759,000	$6,669,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$419,000	$419,000
Petroleum storage	290,000	287,000

	709,000	706,000
Unallocated corporate property tax expense	2,000	2,000

Total consolidated property tax expense	$711,000	$708,000

Depreciation:
Depreciation for operating segments:
Leasing	$213,000	$206,000
Petroleum storage	643,000	639,000

	856,000	845,000
Unallocated corporate depreciation	3,000	5,000

Total consolidated depreciation	$859,000	$850,000

	December 31,
	2014	2013
Income (loss) before income taxes:
Income (loss) for operating segments:
Leasing	$3,839,000	$3,666,000
Petroleum storage	331,000	(595,000)

	4,170,000	3,071,000
Unallocated corporate expenses	(1,073,000)	(1,104,000)
Interest expense	(753,000)	(793,000)

Total consolidated income before income taxes	$2,344,000	$1,174,000

Assets:
Assets for operating segments:
Leasing	$9,494,000	$9,880,000
Petroleum storage	11,400,000	11,887,000

	20,894,000	21,767,000
Corporate cash and cash equivalents	2,387,000	2,584,000
Other unallocated amounts	88,000	459,000

Total consolidated assets	$23,369,000	$24,810,000

Properties and equipment, additions:
Properties and equipment for operating segments, petroleum storage	$93,000	$17,000
Unallocated corporate additions to properties and equipment	29,000	—

Total consolidated additions	$122,000	$17,000

The following table sets forth those customers whose revenues exceed 10 percent of the Company’s segment revenues for the years ended December 31, 2014 and 2013:

	2014		2013
Leasing segment:
Lamar Outdoor Advertising, LLC	$990,000		$934,000
Metropark, Ltd	636,000		620,000
AvalonBay Communities, Inc.	612,000		557,000
One Citizens Plaza Holdings LLC	518,000		485,000
Waterplace Master Condominium	456,000	*	456,000

	$3,212,000		$3,052,000

*	Amount which does not represent greater than 10 percent in 2014 but is presented for comparative purposes only

Petroleum storage segment:
Sprague Operating Resources, LLC	$2,333,000	$—
Global Companies, LLC	—	1,339,000
Atlantic Trading & Marketing, Inc.	730,000	832,000

	$3,063,000	$2,171,000

10.	Related party transaction:

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “2013 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2014.

Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2014, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “2013 Internal Control-Integrated Framework.”

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2015 Annual Meeting of Shareholders to be filed with the SEC.

The following are the executive officers of the Registrant:

Name	Age	Office Held	Date of First Election to Office
Robert H. Eder	82	President, Capital Properties, Inc.	1995
Barbara J. Dreyer	76	Treasurer, Capital Properties, Inc.	1997
Stephen J. Carlotti	72	Secretary, Capital Properties, Inc.	1998
Todd D. Turcotte	43	Vice President, Capital Properties, Inc.	2008

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

The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

20.1	Map of the Company’s parcels in Downtown Providence, Rhode Island

20.2	Map of the Company’s petroleum storage facility in East Providence, Rhode Island

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015, formatted in eXtensible Business Reporting Language:

(i)	Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013

(ii)	Consolidated Statements of Income for the Years ended December 31, 2014 and 2013

(iii)	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2014 and 2013

(iv)	Consolidated Statements of Cash Flows for the Years ended December 31, 2014 and 2013

(v)	Notes to Consolidated Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

DATED: March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	March 13, 2015
Robert H. Eder
President and Director Principal Executive Officer

/s/ Barbara J. Dreyer	March 13, 2015
Barbara J. Dreyer
Treasurer, Principal Financial Officer and Principal Accounting Officer

/s/ Alfred J. Corso	March 13, 2015
Alfred J. Corso, Director

/s/ Harris N. Rosen	March 13, 2015
Harris N. Rosen, Director