Form 10-Q
period 2015-03-31
CAPITAL PROPERTIES INC /RI/
filed 2015-05-01
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of March 31, 2015, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014

ASSETS

Properties and equipment (net of accumulated depreciation)	$19,639,000	$19,789,000
Cash	3,695,000	2,927,000
Prepaid and other	534,000	653,000

	$23,868,000	$23,369,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable:
Bank ($288,000 due within one year)	$2,781,000	$2,852,000
Dividend notes	11,787,000	11,787,000
Accounts payable and accrued expenses:
Property taxes	287,000	282,000
Environmental remediation	80,000	80,000
Other	355,000	261,000
Income taxes payable	184,000	13,000
Deferred income taxes, net	4,911,000	5,011,000

	20,385,000	20,286,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	2,635,000	2,235,000

	3,483,000	3,083,000

	$23,868,000	$23,369,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	2015	2014

Revenues:
Leasing	$1,180,000	$1,109,000
Petroleum storage facility	875,000	572,000

	2,055,000	1,681,000

Expenses:
Leasing	225,000	226,000
Petroleum storage facility	683,000	837,000
General and administrative	320,000	296,000
Interest on notes:
Bank	25,000	47,000
Dividend notes	148,000	148,000

	1,401,000	1,554,000

Income before income taxes	654,000	127,000

Income tax expense (benefit):
Current	354,000	77,000
Deferred	(100,000)	(27,000)

	254,000	50,000

Net income	$400,000	77,000

Basic income per share based upon 6,599,912 shares outstanding	$.06	$.01

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income	$400,000	$77,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	218,000	215,000
Amortization of deferred costs	11,000	1,000
Deferred income taxes	(100,000)	(27,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	378,000	169,000

Net cash provided by operating activities	907,000	435,000

Cash flows from investing activities:
Purchases of properties and equipment	(68,000)	—

Cash flows from financing activities:
Principal payments on note payable, bank	(71,000)	(72,000)

Increase in cash	768,000	363,000
Cash, beginning	2,927,000	3,305,000

Cash, ending	$3,695,000	$3,668,000

Supplemental disclosures:
Cash paid for:
Income taxes	$183,000	$2,000

Interest	$24,000	$45,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

The petroleum storage segment consists of operating the petroleum storage terminal (the “Terminal”) containing 1,004,000 shell barrels and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island for Sprague Operating Resources LLC (“Sprague”), a wholly-owned subsidiary of Sprague Resources LP, which stores and distributes petroleum products.

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

The accompanying condensed consolidated balance sheet as of December 31, 2014, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for the three months ended March 31, 2015 and 2014.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	March 31, 2015	December 31, 2014
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,552,000	5,545,000

	10,253,000	10,246,000

Petroleum storage facility, on lease:
Land and land improvements	5,569,000	5,569,000
Buildings and structures	1,867,000	1,867,000
Tanks and equipment	14,768,000	14,707,000

	22,204,000	22,143,000

Office equipment	112,000	112,000

	32,569,000	32,501,000

Less accumulated depreciation:
Properties on lease or held for lease	1,054,000	1,000,000
Petroleum storage facility, on lease	11,793,000	11,631,000
Office equipment	83,000	81,000

	12,930,000	12,712,000

	$19,639,000	$19,789,000

5.	Notes payable:

Bank loan:

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement (“Loan Agreement”) pursuant to which the Company refinanced the $2,700,000 remaining balance of the 2010 debt to the Bank and borrowed an additional $3,025,000. Pursuant to the Loan Agreement, the Company amended and restated the then existing note to the Bank, the first mortgage on Parcels 3S and 5 and certain other loan agreements. For the first five years, the loan bears interest at the annual rate of 3.34% and thereafter will bear interest on either a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25% or a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate (3.34% at March 31, 2015). The loan has a term of ten years with repayments on a 20-year amortization schedule (monthly principal payments of $24,000 plus interest) and a balloon payment for the outstanding balance in December 2022. The Loan Agreement requires the Company to maintain at the Bank unencumbered liquid assets (cash or marketable securities) of $1,000,000. The Loan Agreement contains other customary terms and conditions.

In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively, on its bank loan payable. At March 31, 2015, the balloon payment is $563,000.

Financing fees totaling $71,000 are being amortized by the straight-line method over the 10-year term of the note (which approximates the effective interest rate method). Amortization of deferred financing fees is included in interest expense on the accompanying consolidated statements of income. At March 31, 2015 and December 31, 2014, unamortized deferred financing fees are $55,000 and $57,000, respectively, which are included in prepaid and other on the accompanying consolidated balance sheets.

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

Long-term land leases:

As of March 31, 2015, the Company had entered into nine long-term land leases. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. For the three months ended March 31, 2015 and 2014, the real property taxes attributable to the Company’s land under these leases totaled $308,000 and $325,000, respectively,

In 2012, the Company entered into three amended and restated leases, each for a portion of the original Parcel 6 (Parcels 6A, 6B and 6C). All three leases have an initial term of approximately 95 years with two renewal terms of fifty years each. With respect to the Parcel 6B and 6C leases, an affiliate of the leasehold mortgagee has guaranteed the payment by the tenants of rent and real property taxes as well as certain other tenant monetary obligations for a two-year period which terminated May 18, 2014. Commencing May 18, 2014, each of the lessees of Parcels 6B and 6C has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice. To date, no notice of termination has been received by the Company. The current annual rent on Parcel B is $194,000. On July 1, 2015, rent commences on Parcel 6C at the annual rent of $200,000.

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

At March 31, 2015, the Company has three tenants occupying 65 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $140,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At March 31, 2015 and December 31, 2014, the excess of straight-line over contractual rentals is $5,000 and $6,000, respectively, which is included in prepaid and other on the accompanying consolidated balance sheets. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

7.	Petroleum storage facility and environmental incidents:

Leasing of the Facility:

For the first four months of 2014, the Company leased a portion of the Facility (425,000 shell barrels) to Atlantic Trading & Marketing, Inc. (“ATMI”) who vacated the Facility on April 30, 2014.

Effective May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (“the Agreement”) with Sprague Operating Resources, LLC (“Sprague”) for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. In addition, the Company will receive an additional $.15 for each barrel of throughput at the facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given.

Commencing May 1, 2015, Sprague will reimburse the Company for any real property taxes in excess of $290,000.

The Company incurred $108,000 in fees in connection with the execution of the Agreement, which amounts are being amortized on the straight-line method over the three-year non-cancellable portion of the term of the Agreement and are included in petroleum storage facility expenses on the accompanying consolidated statements of income for the three months ended March 31, 2015. At March 31, 2015 and December 31, 2014, unamortized deferred agreement costs were $75,000 and $84,000, respectively, which are included in prepaid and other on the accompanying consolidated balance sheets.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	March 31, 2015	December 31, 2014
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$4,951,000	$5,016,000
Insurance premiums and accrued leasing revenues	90,000	143,000

	5,041,000	5,159,000
Deferred tax assets	(130,000)	(148,000)

	$4,911,000	$5,011,000

9.	Operating segment disclosures:

The Company operates in two segments, leasing and petroleum storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three months ended March 31, 2015 and 2014:

	2015	2014
Leasing:
Revenues:
Long-term leases:
Contractual	$935,000	$875,000
Contingent	25,000	25,000
Short-term leases	220,000	209,000

Total revenues	$1,180,000	$1,109,000

Property tax expense	$108,000	$110,000

Depreciation	$54,000	$53,000

Income before income taxes	$955,000	$883,000

Assets	$9,408,000	$9,764,000

Petroleum storage:
Revenues, contractual	$875,000	$572,000

Property tax expense	$75,000	$75,000

Depreciation	$162,000	$161,000

Income (loss) before income taxes	$192,000	$(265,000)

Assets	$11,158,000	$11,543,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2015 and 2014:

	2015	2014
Revenues for operating segments:
Leasing	$1,180,000	$1,109,000
Petroleum storage	875,000	572,000

Total consolidated revenues	$2,055,000	$1,681,000

Property tax expense for operating segments:
Leasing	$108,000	$110,000
Petroleum storage	75,000	75,000

	183,000	185,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$184,000	$186,000

Depreciation:
Depreciation for operating segments:
Leasing	$54,000	$53,000
Petroleum storage segment:	162,000	161,000

	216,000	214,000
Unallocated corporate depreciation	2,000	1,000

Total consolidated depreciation	$218,000	$215,000

Income before income taxes:
Income (loss) before income taxes for operating segments:
Leasing	$955,000	$883,000
Petroleum storage	192,000	(265,000)

	1,147,000	618,000
Unallocated corporate expenses	(320,000)	(296,000)
Interest expense	(173,000)	(195,000)

Total consolidated income before income taxes	$654,000	$127,000

	2015	2014
Assets:
Assets for operating segments:
Leasing	$9,408,000	$9,764,000
Petroleum storage	11,158,000	11,543,000

	20,566,000	21,307,000
Corporate cash	3,273,000	3,186,000
Other unallocated amounts	29,000	319,000

Total consolidated assets	$23,868,000	$24,812,000

10.	Fair value of financial instruments:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases and the early termination of the Parcel 6B and Parcel 6C land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the right of the petroleum storage facility tenant to terminate the lease of the Facility effective April 30, 2017 and each April 30th thereafter;: and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

1.	Overview:

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2014. There have been no changes to the application of this accounting policy since December 31, 2014.

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

The petroleum storage segment consists of operating the petroleum storage terminal (the “Terminal”) containing 1,004,000 shell barrels and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island for Sprague Operating Resources LLC (“Sprague”), a wholly-owned subsidiary of Sprague Resources LP, which stores and distributes petroleum products.

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

Bank loan:

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement (“Loan Agreement”) pursuant to which the Company refinanced the $2,700,000 remaining balance of the 2010 debt to the Bank and borrowed an additional $3,025,000. Pursuant to the Loan Agreement, the Company amended and restated the then existing note to the Bank, the first mortgage on Parcels 3S and 5 and certain other loan agreements. For the first five years, the loan bears interest at the annual rate of 3.34% and thereafter will bear interest on either a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25% or a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate (3.34% at March 31, 2015). The loan has a term of ten years with repayments on a 20-year amortization schedule (monthly principal payments of $24,000 plus interest) and a balloon payment for the outstanding balance in December 2022. The Loan Agreement requires the Company to maintain at the Bank unencumbered liquid assets (cash or marketable securities) of $1,000,000. The Loan Agreement contains other customary terms and conditions.

In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively, on its bank loan payable. At March 31, 2015, the balloon payment is $563,000.

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

Petroleum storage facility:

For the first four months of 2014, the Company leased a portion of the Facility (425,000 shell barrels) to Atlantic Trading & Marketing, Inc. (“ATMI”) who vacated the Facility on April 30, 2014.

Effective May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (“the Agreement”) with Sprague Operating Resources, LLC (“Sprague”) for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. In addition, the Company will receive an additional $.15 for each barrel of throughput at the facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given.

Commencing May 1, 2015, Sprague will reimburse the Company for any real property taxes in excess of $290,000.

During the first three months of 2015, the Company’s operating activities provided $907,000 of cash which was $473,000 more than the cash provided by operating activities for the three months ended March 31, 2014. Cash and cash equivalents at March 31, 2015 increased $768,000 from year end. The increase in cash flows from operations and cash and cash equivalents was principally due to the commencement of the Sprague agreement on May 1, 2014 and scheduled increases in rentals under long-term land leases and increases under short-term leases.

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At March 31, 2015, the Company had cash of $3,695,000. The Federal Deposit Insurance Corporation (“FDIC”) insures the Company’s bank accounts to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held. In connection with the December 2012 Amended and Restated Loan Agreement, the Company is required to maintain unencumbered liquid assets (cash and marketable securities) of $1,000,000 at the Bank.

Under the terms of two long-term land leases, the scheduled annual contractual rent increased in 2015 as follows: (1) on February 1, 2015, the rent on Parcel 8 increased $20,000 and (2) on April 1, 2014, the rent on Parcel 7A increased $9,000. On July 1, 2015, the rent commences on Parcel 6C at the annual rate of $200,000.

At March 31, 2015, the Company has three tenants occupying 65 percent of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $140,000. The Company is currently marketing the remaining portions of the building for lease.

In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively on the bank loan payable. Future prepayments will depend on the Company’s level of available cash.

In light of the extraordinary dividend paid in December 2012, at each of the quarterly Board meetings held in 2014 and 2015, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended March 31, 2015 compared to three months ended March 31, 2014:

Leasing segment:

	2015	2014	Difference

Leasing revenues	$1,180,000	$1,109,000	$71,000
Leasing expense	225,000	226,000	$(1,000)

	$955,000	$883,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases and increases under short-term leases. Leasing expense remained at the same level.

Petroleum storage segment:

	2014	2013	Difference

Petroleum storage facility revenues	$875,000	$572,000	$303,000
Petroleum storage facility expense	683,000	837,000	$(154,000)

	$192,000	$(265,000)

Petroleum storage facility revenues increased in 2015 due to Sprague leasing the entire Facility. During the first quarter of 2014, the Company had leased to ATMI a portion of the storage capacity of the Facility. Petroleum storage facility expense decreased due to decrease in repairs and maintenance, insurance and professional fees, offset in part by an increase in payroll and related costs.

General:

For the three months ended March 31, 2015, general and administrative expense increased $24,000 due to an increase in payroll and related costs.

Interest expense:

For the three months ended March 31, 2015 and 2014, the interest expense, bank loan was $25,000 and $47,000, respectively. In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively, on its bank loan payable. For the three months ended March 31, 2015 and 2014, the interest expense, dividend notes remained at the same level.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

(b)	Exhibits:

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s report on Form 8-K filed on April 24, 2013).

3.2	By-laws, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007).

10	Material contracts:

	(a)	Petroleum Storage Services Agreement between Sprague Operating Resources LLC and Company:

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

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 1, 2015, formatted in eXtensible Business Reporting Language:

	(i)	Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014

	(ii)	Consolidated Statements of Income for the Three Months ended March 31, 2015 and 2014

	(iii)	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014

	(iv)	Notes to Consolidated Financial Statements.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: May 1, 2015