Form 10-Q
period 2015-06-30
CAPITAL PROPERTIES INC /RI/
filed 2015-08-05
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I

Item 1. Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014

ASSETS

Properties and equipment (net of accumulated depreciation)	$19,681,000	$19,789,000
Cash	2,755,000	2,927,000
Prepaid and other	662,000	653,000

	$23,098,000	$23,369,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable:
Bank ($288,000 due within one year)	$1,709,000	$2,852,000
Dividend notes	11,787,000	11,787,000
Accounts payable and accrued expenses:
Property taxes	283,000	282,000
Environmental remediation	79,000	80,000
Other	283,000	261,000
Income taxes payable	60,000	13,000
Deferred income taxes, net	4,840,000	5,011,000

	19,041,000	20,286,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	3,209,000	2,235,000

	4,057,000	3,083,000

	$23,098,000	$23,369,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenues:
Leasing	$1,334,000	$1,288,000	$2,514,000	$2,397,000
Petroleum storage facility	880,000	732,000	1,755,000	1,304,000

	2,214,000	2,020,000	4,269,000	3,701,000

Expenses:
Leasing	221,000	201,000	446,000	427,000
Petroleum storage facility	621,000	643,000	1,304,000	1,480,000
General and administrative	253,000	243,000	573,000	539,000
Interest on notes:
Bank loan	23,000	45,000	48,000	92,000
Dividend notes	147,000	147,000	295,000	295,000

	1,265,000	1,279,000	2,666,000	2,833,000

Income before income taxes	949,000	741,000	1,603,000	868,000

Income tax expense (benefit):
Current	446,000	378,000	800,000	455,000
Deferred	(71,000)	(87,000)	(171,000)	(114,000)

	375,000	291,000	629,000	341,000

Net income	$574,000	$450,000	$974,000	$527,000

Basic income per common share based upon 6,599,912 shares outstanding	$.09	$.07	$.15	$.08

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income	$974,000	$527,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	436,000	430,000
Amortization of deferred costs	23,000	7,000
Deferred income taxes	(171,000)	(114,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	(61,000)	21,000

Net cash provided by operating activities	1,201,000	871,000

Cash flows from investing activities:
Purchases of properties and equipment	(230,000)	(33,000)

Cash flows from financing activities:
Principal payments on note payable, bank	(1,143,000)	(1,143,000)

Decrease in cash	(172,000)	(305,000)
Cash, beginning	2,927,000	3,305,000

Cash, ending	$2,755,000	$3,000,000

Supplemental disclosures:
Cash paid for:
Income taxes	$753,000	$105,000

Interest	$339,000	$384,000

Non-cash investing and financing activities, capital expenditures financed through accounts payable	$98,000	$—

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon. In the petroleum storage segment, the Company is responsible for the operating and maintenance expenditures and real estate taxes up to $290,000 as well as capital improvements at the Facility.

2.     Principles of consolidation and basis of presentation:

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2014, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014, and the cash flows for the six months ended June 30, 2015 and 2014.

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

4.     Properties and equipment:

Properties and equipment consists of the following:

	June 30, 2015	December 31, 2014
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,802,000	5,545,000

	10,503,000	10,246,000

Petroleum storage facility, on lease:
Land and land improvements	5,577,000	5,569,000
Buildings and structures	1,867,000	1,867,000
Tanks and equipment	14,770,000	14,707,000

	22,214,000	22,143,000

Office equipment	112,000	112,000

	32,829,000	32,501,000

Less accumulated depreciation:
Properties on lease or held for lease	1,107,000	1,000,000
Petroleum storage facility, on lease	11,957,000	11,631,000
Office equipment	84,000	81,000

	13,148,000	12,712,000

	$19,681,000	$19,789,000

5.     Notes payable:

Bank loan:

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement (“Loan Agreement”) pursuant to which the Company refinanced the $2,700,000 remaining balance of the 2010 debt to the Bank and borrowed an additional $3,025,000. Pursuant to the Loan Agreement, the Company amended and restated the then existing note to the Bank, the first mortgage on Parcels 3S and 5 and certain other loan agreements. For the first five years, the loan bears interest at the annual rate of 3.34% and thereafter will bear interest on either a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25% or a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate (3.34% at June 30, 2015). The loan has a term of ten years with repayments on a 20-year amortization schedule (monthly principal payments of $24,000 plus interest) and had a balloon payment for the outstanding balance in December 2022.

In May 2015, the Company prepaid $1,000,000. As a result of this prepayment, the balloon payment was eliminated and the loan will be fully paid in June 2021 based on making payments required under the existing amortization schedule. In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively.

The Loan Agreement requires the Company to maintain at the Bank unencumbered liquid assets (cash or marketable securities) of $1,000,000 and contains other customary terms and conditions.

Financing fees totaling $71,000 are being amortized by the straight-line method over the 10-year term of the note (which approximates the effective interest rate method). Amortization of deferred financing fees is included in interest expense on the accompanying consolidated statements of income. At June 30, 2015 and December 31, 2014, unamortized deferred financing fees are $54,000 and $57,000, respectively, which are included in prepaid and other on the accompanying consolidated balance sheets.

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

6.     Description of leasing arrangements:

Long-term land leases:

As of June 30, 2015, the Company had entered into nine long-term land leases. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. The real property taxes attributable to the Company’s land under these leases totaled $307,000 and $615,000, respectively, for the three and six months ended June 30, 2015, and $319,000 and $644,000, respectively, for the three and six months ended June 30, 2014.

In 2012, the Company entered into three amended and restated leases, each for a portion of the original Parcel 6 (Parcels 6A, 6B and 6C). All three leases have an initial term of approximately 95 years with two renewal terms of fifty years each. With respect to the Parcel 6B and 6C leases, an affiliate of the leasehold mortgagee guaranteed the payment by the tenants of rent and real property taxes as well as certain other tenant monetary obligations for a two-year period which terminated May 18, 2014. Commencing May 18, 2014, each of the lessees of Parcels 6B and 6C has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice. To date, no notice of termination has been received by the Company. The current annual rent on Parcel B is $194,000. On July 1, 2015, rent commenced on Parcel 6C at the annual rate of $200,000.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045. The Lamar lease provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2015 and 2014, the percentage rent totaled $149,000 and $173,000, respectively, which amounts are included in leasing revenues of the accompanying consolidated statements of income for the three and six months ended June 30, 2015 and 2014.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a short-term cancellable lease.

At June 30, 2015, the Company has three tenants occupying 65 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rent of $140,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At June 30, 2015 and December 31, 2014, the excess of straight-line over contractual rentals is $4,000 and $6,000, respectively, which is included in prepaid and other on the accompanying consolidated balance sheets. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. On July 1, 2015, the Company leased an additional 10 percent of the building to a new tenant under a five-year lease at an annual rent of $21,000. The Company is currently marketing for lease the remaining unoccupied portions of the building.

7.     Petroleum storage facility and environmental incidents:

Leasing of the Facility:

For the first four months of 2014, the Company leased a portion of the Facility (425,000 shell barrels) to Atlantic Trading & Marketing, Inc. (“ATMI”) who vacated the Facility on April 30, 2014.

Effective May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (“the Agreement”) with Sprague Operating Resources, LLC (“Sprague”) for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. There was no change in the base rent on May 1, 2015 because the cost-of-living decreased from May 1, 2014. In addition, the Company will receive an additional $.15 for each barrel of throughput at the facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). The total throughput for the year ending April 30, 2015 did not exceed 3,500,000 barrels. Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given.

Commencing May 1, 2015, Sprague is obligated to reimburse the Company for any real property taxes in excess of $290,000. There was no increase in the assessment or tax rate for the year 2015 and therefore no additional payment was due from Sprague.

The Company incurred $108,000 in fees in connection with the execution of the Agreement, which amounts are being amortized on the straight-line method over the three-year non-cancellable portion of the term of the Agreement and are included in petroleum storage facility expenses on the accompanying consolidated statements of income for the three and six months ended June 30, 2015. At June 30, 2015 and December 31, 2014, unamortized deferred agreement costs were $64,000 and $84,000, respectively, which are included in prepaid and other on the accompanying consolidated balance sheets.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through 2006, the Company had expended $119,000 and has not incurred any significant costs since then. In 2011, RIDEM notified the company to proceed with the next phase of the approval process, notifying the abutters of the proposed remediation system even though RIDEM has not yet taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. In 2014, the Company engaged new consultants to work with RIDEM to develop the next phase of the approval process. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring costs in excess of the remaining accrual of $79,000.

8.     Income taxes:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	June 30, 2015	December 31, 2014
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$4,890,000	$5,016,000
Insurance premiums and accrued leasing revenues	83,000	143,000

	4,973,000	5,159,000
Deferred tax assets	(133,000)	(148,000)

	$4,840,000	$5,011,000

9.     Operating segment disclosures:

The Company operates in two segments, leasing and petroleum storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Leasing:
Revenues:
Long-term land leases:
Contractual	$940,000	$878,000	$1,875,000	$1,753,000
Contingent	175,000	200,000	200,000	225,000
Short-term leases	219,000	210,000	439,000	419,000

Total revenues	$1,334,000	$1,288,000	$2,514,000	$2,397,000

Property tax expense	$102,000	$100,000	$210,000	$210,000

Depreciation	$53,000	$54,000	$107,000	$107,000

Income before income taxes	$1,113,000	$1,087,000	$2,068,000	$1,970,000

Assets	$9,810,000	$9,825,000	$9,810,000	$9,825,000

Properties and equipment, additions	$257,000	$—	$257,000	$—

Petroleum storage:
Revenues, contractual	$880,000	$732,000	$1,755,000	$1,304,000

Property tax expense	$69,000	$70,000	$144,000	$145,000

Depreciation	$164,000	$161,000	$326,000	$322,000

Income (loss) before income taxes	$259,000	$89,000	$451,000	$(176,000)

Assets	$10,960,000	$11,354,000	$10,960,000	$11,354,000

Properties and equipment, additions	$71,000	$33,000	$71,000	$33,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenues for operating segments:
Leasing	$1,334,000	$1,288,000	$2,514,000	$2,397,000
Petroleum storage	880,000	732,000	1,755,000	1,304,000

Total consolidated revenues	$2,214,000	$2,020,000	$4,269,000	$3,701,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$102,000	$100,000	$210,000	$210,000
Petroleum storage	69,000	70,000	144,000	145,000

	171,000	170,000	354,000	355,000
Unallocated corporate property tax expense	1,000	1,000	2,000	2,000

Total consolidated property tax expense	$172,000	$171,000	$356,000	$357,000

Depreciation:
Depreciation for operating segments:
Leasing	$53,000	$54,000	$107,000	$107,000
Petroleum storage segment:	164,000	161,000	326,000	322,000

	217,000	215,000	433,000	429,000
Unallocated corporate depreciation	1,000	—	3,000	1,000

Total consolidated depreciation	$218,000	$215,000	$436,000	$430,000

Income (loss) before income taxes:
Income (loss) before income taxes for operating segments:
Leasing	$1,113,000	$1,087,000	$2,068,000	$1,970,000
Petroleum storage	259,000	89,000	451,000	(176,000)

	1,372,000	1,176,000	2,519,000	1,794,000
Unallocated corporate expenses	(253,000)	(243,000)	(573,000)	(539,000)
Interest expense	(170,000)	(192,000)	(343,000)	(387,000)

Total consolidated income before income taxes	$949,000	$741,000	$1,603,000	$868,000

Assets:
Assets for operating segments:
Leasing	$9,810,000	$9,825,000	$9,810,000	$9,825,000
Petroleum storage	10,960,000	11,354,000	10,960,000	11,354,000

	20,770,000	21,179,000	20,770,000	21,179,000
Corporate cash	2,299,000	2,688,000	2,299,000	2,688,000
Other unallocated amounts	29,000	32,000	29,000	32,000

Total consolidated assets	$23,098,000	$23,899,000	$23,098,000	$23,899,000

Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$257,000	$—	$257,000	$—
Petroleum storage	71,000	33,000	71,000	33,000

Total consolidated additions	$328,000	$33,000	$328,000	$33,000

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

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon. In the petroleum storage segment, the Company is responsible for the operating and maintenance expenditures and real estate taxes up to $290,000 as well as capital improvements at the Facility.

2.     Liquidity and capital resources:

Bank loan:

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement (“Loan Agreement”) pursuant to which the Company refinanced the $2,700,000 remaining balance of the 2010 debt to the Bank and borrowed an additional $3,025,000. Pursuant to the Loan Agreement, the Company amended and restated the then existing note to the Bank, the first mortgage on Parcels 3S and 5 and certain other loan agreements. For the first five years, the loan bears interest at the annual rate of 3.34% and thereafter will bear interest on either a floating rate basis at LIBOR plus 215 basis points with a floor of 3.25% or a fixed rate of 225 basis points over the five-year Federal Home Loan Bank of Boston Classic Advance Rate (3.34% at June 30, 2015). The loan has a term of ten years with repayments on a 20-year amortization schedule (monthly principal payments of $24,000 plus interest) and had a balloon payment for the outstanding balance in December 2022.

In May 2015, the Company prepaid $1,000,000. As a result of this prepayment, the balloon payment was eliminated and the loan will be fully paid in June 2021 based on making payments required under the existing amortization schedule. In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively.

The Loan Agreement requires the Company to maintain at the Bank unencumbered liquid assets (cash or marketable securities) of $1,000,000 and contains other customary terms and conditions.

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

Effective May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (“the Agreement”) with Sprague Operating Resources, LLC (“Sprague”) for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. There was no change in the base rent on May 1, 2015 because the cost-of-living decreased from May 1, 2014. In addition, the Company will receive an additional $.15 for each barrel of throughput at the facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). The total throughput for the year ending April 30, 2015 did not exceed 3,500,000 barrels. Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given.

Commencing May 1, 2015, Sprague is obligated to reimburse the Company for any real property taxes in excess of $290,000. There was no increase in the assessment or tax rate for the year 2015 and therefore no additional payment was due from Sprague.

During the first six months of 2015, the Company’s operating activities provided $1,201,000 of cash which was $330,000 more than the cash provided by operating activities for the six months ended June 30, 2014. Cash and cash equivalents at June 30, 2015 decreased $172,000 from year end. The increase in cash flows from operations and cash and cash equivalents was principally due to the commencement of the Sprague agreement on May 1, 2014 and scheduled increases in rentals under long-term land leases and increases under short-term leases.

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At June 30, 2015, the Company had cash of $2,755,000. The Federal Deposit Insurance Corporation (“FDIC”) insures the Company’s bank accounts to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held. In connection with the December 2012 Amended and Restated Loan Agreement, the Company is required to maintain unencumbered liquid assets (cash and marketable securities) of $1,000,000 at the Bank.

Under the terms of two long-term land leases, the scheduled annual contractual rent increased in 2015 as follows: (1) on February 1, 2015, the rent on Parcel 8 increased $20,000 and (2) on April 1, 2014, the rent on Parcel 7A increased $9,000. On July 1, 2015, the rent commenced on Parcel 6C at the annual rate of $200,000.

At June 30, 2015, the Company has three tenants occupying 65 percent of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $140,000. On July 1, 2015, the Company leased an additional 10 percent of the building to a new tenant under a five-year lease at an annual rental of $21,000. The Company is currently marketing for lease the remaining unoccupied portions of the building.

In May 2015, the Company prepaid $1,000,000 on the bank loan payable. In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively, on the bank loan payable. Future prepayments will depend on the Company’s level of available cash.

In light of the extraordinary dividend paid in December 2012, at each of the quarterly Board meetings held in 2014 and 2015, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended June 30, 2015 compared to three months ended June 30, 2014:

Leasing segment:

	2015	2014	Difference
Leasing revenues	$1,334,000	$1,288,000	$46,000
Leasing expense	221,000	201,000	$20,000

	$1,113,000	$1,087,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases and increases under short-term leases, offset in part by a decrease in 2015 in the percentage rent under the Lamar lease. Leasing expense increased due to an increase in repairs and maintenance at the Steeple Street Building.

Petroleum storage segment:

	2015	2014	Difference
Petroleum storage facility revenues	$880,000	$732,000	$148,000
Petroleum storage facility expense	621,000	643,000	$(22,000)

	$259,000	$89,000

Petroleum storage facility revenues increased in 2015 due to Sprague leasing the entire Facility. Under a lease that terminated on April 30, 2014, the Company had leased to ATMI a portion of the storage capacity of the Facility. Petroleum storage facility expense decreased due to a decrease in insurance, offset in part by an increase in payroll and related costs.

General:

For the three months ended June 30, 2015, general and administrative expense increased $10,000 due to an increase in payroll and related costs.

Interest expense:

For the three months ended June 30, 2015 and 2014, interest expense, bank loan is $23,000 and $45,000, respectively. In May 2015, the Company prepaid $1,000,000 on the bank loan. In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively, on the bank loan. For the three months ended June 30, 2015 and 2014, interest expense, dividend notes remained at the same level.

Six months ended June 30, 2015 compared to six months ended June 30, 2014:

Leasing segment:

	2015	2014	Difference
Leasing revenues	$2,514,000	$2,397,000	$117,000
Leasing expense	446,000	427,000	$19,000

	$2,068,000	$1,970,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases and increases under short-term leases, offset in part by a decrease in 2015 in the percentage rent under the Lamar lease. Leasing expense increased due to an increase in repairs and maintenance at the Steeple Street Building.

Petroleum storage segment:

	2015	2014	Difference
Petroleum storage facility revenues	$1,755,000	$1,304,000	$451,000
Petroleum storage facility expense	1,304,000	1,480,000	$(176,000)

	$451,000	$(176,000)

Petroleum storage facility revenues increased in 2015 due to Sprague leasing the entire Facility. Under a lease that terminated on April 30, 2014, the Company had leased to ATMI a portion of the storage capacity of the Facility. Petroleum storage facility expense decreased due to a decrease in repairs and maintenance, insurance and professional fees, offset in part by an increase in payroll and related costs.

General:

For the six months ended June 30, 2014, general and administrative expense increased $34,000 due to an increase in payroll and related costs.

Interest expense:

For the six months ended June 30, 2015 and 2014, interest expense, bank loan is $48,000 and $92,000, respectively. In May 2015, the Company prepaid $1,000,000 on the bank loan. In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively, on the bank loan. For the six months ended June 30, 2015 and 2014, interest expense, dividend notes remained at the same level.

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

	31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

	31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

	32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 5, 2015, formatted in eXtensible Business Reporting Language:
		(i)	Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014
		(ii)	Consolidated Statements of Income for the Three and Six Months ended June 30, 2015 and 2014
		(iii)	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2015 and 2014
		(iv)	Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder President and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer Treasurer and Principal Financial Officer

DATED: August 5, 2015