Form 10-Q
period 2015-09-30
CAPITAL PROPERTIES INC /RI/
filed 2015-10-30
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of September 30, 2015, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Properties and equipment (net of accumulated depreciation)	$19,532,000	$19,789,000
Cash	2,278,000	2,927,000
Prepaid and other	843,000	653,000

	$22,653,000	$23,369,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable:
Bank ($288,000 due within one year)	$638,000	$2,852,000
Dividend notes	11,787,000	11,787,000
Accounts payable and accrued expenses:
Property taxes	282,000	282,000
Environmental remediation	79,000	80,000
Other	367,000	261,000
Income taxes payable	—	13,000
Deferred income taxes, net	4,867,000	5,011,000

	18,020,000	20,286,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	3,785,000	2,235,000

	4,633,000	3,083,000

	$22,653,000	$23,369,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenues:
Leasing	$1,249,000	$1,130,000	$3,763,000	$3,527,000
Petroleum storage facility	883,000	884,000	2,638,000	2,188,000

	2,132,000	2,014,000	6,401,000	5,715,000

Expenses:
Leasing	207,000	216,000	653,000	643,000
Petroleum storage facility	561,000	605,000	1,865,000	2,085,000
General and administrative	255,000	269,000	828,000	808,000
Interest on notes:
Bank loan	14,000	37,000	62,000	129,000
Dividend notes	147,000	147,000	442,000	442,000

	1,184,000	1,274,000	3,850,000	4,107,000

Income before income taxes	948,000	740,000	2,551,000	1,608,000

Income tax expense (benefit):
Current	345,000	351,000	1,145,000	806,000
Deferred	27,000	(59,000)	(144,000)	(173,000)

	372,000	292,000	1,001,000	633,000

Net income	$576,000	$448,000	$1,550,000	$975,000

Basic income per common share based upon 6,599,912 shares outstanding	$.08	$.07	$.23	$.15

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$1,550,000	$975,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	606,000	644,000
Amortization of deferred costs	33,000	20,000
Deferred income taxes	(144,000)	(173,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	(131,000)	383,000

Net cash provided by operating activities	1,914,000	1,849,000

Cash flows from investing activities:
Purchases of properties and equipment	(349,000)	(79,000)

Cash flows from financing activities:
Principal payments on note payable, bank	(2,214,000)	(1,215,000)

Increase (decrease) in cash	(649,000)	555,000
Cash, beginning	2,927,000	3,305,000

Cash, ending	$2,278,000	$3,860,000

Supplemental disclosures:
Cash paid for:
Income taxes	$1,158,000	$407,000

Interest	$350,000	$420,000

Non-cash investing and financing activities, capital expenditures financed through accounts payable	$—	$28,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

The accompanying condensed consolidated balance sheet as of December 31, 2014, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014, and the cash flows for the nine months ended September 30, 2015 and 2014.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	September 30, 2015	December 31, 2014
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,808,000	5,545,000

	10,509,000	10,246,000

Petroleum storage facility, on lease:
Land and land improvements	5,592,000	5,569,000
Buildings and structures	1,867,000	1,867,000
Tanks and equipment	14,770,000	14,707,000

	22,229,000	22,143,000

Office equipment	112,000	112,000

	32,850,000	32,501,000

Less accumulated depreciation:
Properties on lease or held for lease	1,151,000	1,000,000
Petroleum storage facility, on lease	12,081,000	11,631,000
Office equipment	86,000	81,000

	13,318,000	12,712,000

	$19,532,000	$19,789,000

5.	Notes payable:

Bank loan:

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement (“Loan Agreement”) pursuant to which the Company refinanced the $2,700,000 remaining balance of the 2010 debt to the Bank and borrowed an additional $3,025,000. Pursuant to the Loan Agreement, the Company amended and restated the then existing note to the Bank, the first mortgage on Parcels 3S and 5 and certain other loan agreements. For the first five years, the loan bears interest at the annual rate of 3.34%

The Company prepaid $1,000,000 in both May and August 2015 on the bank loan. In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively. Assuming no further prepayments by the Company, based on current required principal payments of $24,000 per month, the loan will be completely paid in December 2017.

The Loan Agreement requires the Company to maintain at the Bank unencumbered liquid assets (cash or marketable securities) of $1,000,000 and contains other customary terms and conditions.

Financing fees are being amortized over the remaining term of the note, which amount is included in interest expense on the accompanying consolidated statements of income. At September 30, 2015 and December 31, 2014, unamortized deferred financing fees are $51,000 and $57,000, respectively, which are included in prepaid and other on the accompanying consolidated balance sheets.

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

Long-term land leases:

As of September 30, 2015, the Company had entered into nine long-term land leases. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. The real property taxes attributable to the Company’s land under these leases totaled $308,000 and $923,000, respectively, for the three and nine months ended September 30, 2015, and $322,000 and $966,000, respectively, for the three and nine months ended September 30, 2014.

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

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045. The Lamar lease provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2015 and 2014, the percentage rent totaled $155,000 and $173,000, respectively, which amounts are included in leasing revenues of the accompanying consolidated statements of income for the nine months ended September 30, 2015 and 2014.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a short-term cancellable lease.

At September 30, 2015, the Company has four tenants occupying 75 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rent of $161,000. The Company recognizes the revenue from these leases on a straight-line basis over the terms of the leases. At September 30, 2015 and December 31, 2014, the excess of straight-line over contractual rentals is $2,000 and $6,000, respectively, which is included in prepaid and other on the accompanying consolidated balance sheets. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing for lease the remaining unoccupied portions of the building.

7.	Petroleum storage facility and environmental incidents:

Leasing of the Facility:

For the first four months of 2014, the Company leased a portion of the Facility (425,000 shell barrels) to Atlantic Trading & Marketing, Inc. (“ATMI”) which vacated the Facility on April 30, 2014.

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

The Company incurred $108,000 in fees in connection with the execution of the Agreement, which amounts are being amortized on the straight-line method over the three-year non-cancellable portion of the term of the Agreement and are included in petroleum storage facility expenses on the accompanying consolidated statements of income for the three and nine months ended September 30, 2015. At September 30, 2015 and December 31, 2014, unamortized deferred agreement costs were $57,000 and $84,000, respectively, which are included in prepaid and other on the accompanying consolidated balance sheets.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	September 30, 2015	December 31, 2014
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$4,846,000	$5,016,000
Insurance premiums and accrued leasing revenues	170,000	143,000

	5,016,000	5,159,000
Deferred tax assets	(149,000)	(148,000)

	$4,867,000	$5,011,000

9.	Operating segment disclosures:

The Company operates in two segments, leasing and petroleum storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Leasing:
Revenues:
Long-term land leases:
Contractual	$993,000	$894,000	$2,868,000	$2,647,000
Contingent	32,000	26,000	232,000	251,000
Short-term leases	224,000	210,000	663,000	629,000

Total revenues	$1,249,000	$1,130,000	$3,763,000	$3,527,000

Property tax expense	$106,000	$104,000	$316,000	$314,000

Depreciation	$44,000	$53,000	$151,000	$160,000

Income before income taxes	$1,042,000	$914,000	$3,110,000	$2,884,000

Assets	$9,670,000	$9,559,000	$9,670,000	$9,559,000

Properties and equipment, additions	$6,000	$—	$263,000	$—

Petroleum storage:
Revenues, contractual	$883,000	$884,000	$2,638,000	$2,188,000

Property tax expense	$73,000	$72,000	$217,000	$217,000

Depreciation	$124,000	$160,000	$450,000	$482,000

Income before income taxes	$322,000	$279,000	$773,000	$103,000

Assets	$11,071,000	$11,660,000	$11,071,000	$11,660,000

Properties and equipment, additions	$15,000	$74,000	$86,000	$107,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenues for operating segments:
Leasing	$1,249,000	$1,130,000	$3,763,000	$3,527,000
Petroleum storage	883,000	884,000	2,638,000	2,188,000

Total consolidated revenues	$2,132,000	$2,014,000	$6,401,000	$5,715,000

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Property tax expense:
Property tax expense for operating segments:
Leasing	$106,000	$104,000	$316,000	$314,000
Petroleum storage	73,000	72,000	217,000	217,000

	179,000	176,000	533,000	531,000
Unallocated corporate property tax expense	—	—	2,000	2,000

Total consolidated property tax expense	$179,000	$176,000	$535,000	$533,000

Depreciation:
Depreciation for operating segments:
Leasing	$44,000	$53,000	$151,000	$160,000
Petroleum storage segment:	124,000	160,000	450,000	482,000

	168,000	213,000	601,000	642,000
Unallocated corporate depreciation	2,000	1,000	5,000	2,000

Total consolidated depreciation	$170,000	$214,000	$606,000	$644,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$1,042,000	$914,000	$3,110,000	$2,884,000
Petroleum storage	322,000	279,000	773,000	103,000

	1,364,000	1,193,000	3,883,000	2,987,000
Unallocated corporate expenses	(255,000)	(269,000)	(828,000)	(808,000)
Interest expense	(161,000)	(184,000)	(504,000)	(571,000)

Total consolidated income before income taxes	$948,000	$740,000	$2,551,000	$1,608,000

Assets:
Assets for operating segments:
Leasing	$9,670,000	$9,559,000	$9,670,000	$9,559,000
Petroleum storage	11,071,000	11,660,000	11,071,000	11,660,000

	20,741,000	21,219,000	20,741,000	21,219,000
Corporate cash	1,885,000	3,194,000	1,885,000	3,194,000
Other unallocated amounts	27,000	3,000	27,000	3,000

Total consolidated assets	$22,653,000	$24,416,000	$22,653,000	$24,416,000

Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$6,000	$—	$263,000	$—
Petroleum storage	15,000	74,000	86,000	107,000

Total consolidated additions	$21,000	$74,000	$349,000	$107,000

10.	Fair value of financial instruments:

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

Bank loan:

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement (“Loan Agreement”) pursuant to which the Company refinanced the $2,700,000 remaining balance of the 2010 debt to the Bank and borrowed an additional $3,025,000. Pursuant to the Loan Agreement, the Company amended and restated the then existing note to the Bank, the first mortgage on Parcels 3S and 5 and certain other loan agreements. For the first five years, the loan bears interest at the annual rate of 3.34%

The Company prepaid $1,000,000 in both May and August 2015 on the bank loan. In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively. Assuming no further prepayments by the Company, based on current required principal payments of $24,000 per month, the loan will be completely paid in December 2017.

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

During the first nine months of 2015, the Company’s operating activities provided $1,914,000 of cash which was $38,000 more than the cash provided by operating activities for the nine months ended September 30, 2014. Cash and cash equivalents at September 30, 2015 decreased $649,000 from year end principally due to the prepayments on the bank note.

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At September 30, 2015, the Company had cash of $2,278,000. The Federal Deposit Insurance Corporation (“FDIC”) insures the Company’s bank accounts to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held. In connection with the December 2012 Amended and Restated Loan Agreement, the Company is required to maintain unencumbered liquid assets (cash and marketable securities) of $1,000,000 at the Bank.

Under the terms of two long-term land leases, the scheduled annual contractual rent increased in 2015 as follows: (1) on February 1, 2015, the rent on Parcel 8 increased $20,000 and (2) on April 1, 2015, the rent on Parcel 7A increased $9,000. On July 1, 2015, the rent commenced on Parcel 6C at the annual rate of $200,000.

At September 30, 2015, the Company has four tenants occupying 75 percent of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $161,000. The Company is currently marketing for lease the remaining unoccupied portions of the building.

The Company prepaid $1,000,000 in both May and August 2015 on the bank loan payable. In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively. Future prepayments will depend on the Company’s level of available cash.

In light of the extraordinary dividend paid in December 2012, at each of the quarterly Board meetings held in 2014 and 2015, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended September 30, 2015 compared to three months ended September 30, 2014:

Leasing segment:

	2015	2014	Difference
Leasing revenues	$1,249,000	$1,130,000	$119,000
Leasing expense	207,000	216,000	$(9,000)

	$1,042,000	$914,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases and increases under short-term leases, offset in part by a decrease in 2015 in the percentage rent under the Lamar lease. Leasing expense decreased due to lower depreciation expense; certain assets became fully depreciated in 2015.

Petroleum storage segment:

	2015	2014	Difference
Petroleum storage facility revenues	$883,000	$884,000	$(1,000)
Petroleum storage facility expense	561,000	605,000	$(44,000)

	$322,000	$279,000

Petroleum storage facility revenues remained at the same level. Petroleum storage facility expense decreased due to lower depreciation expense due to certain assets becoming fully depreciated in 2015 and a decrease in repairs and maintenance, offset in part by an increase in payroll and related costs.

General:

For the three months ended September 30, 2015, general and administrative expense decreased $14,000 due to a decrease in payroll and related costs. For the three months ended September 30, 2014, the increase was due to a rise in the amount of medical claims and an increase in the maximum level allowed under the Company’s medical reimbursement plan.

Interest expense:

For the three months ended September 30, 2015 and 2014, interest expense, bank loan is $14,000 and $37,000, respectively. In both May and August, 2015, the Company prepaid $1,000,000 on the bank loan. In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively, on the bank loan. For the three months ended September 30, 2015 and 2014, interest expense, dividend notes remained at the same level.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014:

Leasing segment:

	2015	2014	Difference
Leasing revenues	$3,763,000	$3,527,000	$236,000
Leasing expense	653,000	643,000	$10,000

	$3,110,000	$2,884,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases and increases under short-term leases, offset in part by a decrease in 2015 in the percentage rent under the Lamar lease. Leasing expense increased due to an increase in repairs and maintenance at the Steeple Street Building, offset in part by a decrease in depreciation expense due to certain assets becoming fully depreciated in 2015

Petroleum storage segment:

	2015	2014	Difference
Petroleum storage facility revenues	$2,638,000	$2,188,000	$450,000
Petroleum storage facility expense	1,865,000	2,085,000	$(220,000)

	$773,000	$103,000

Petroleum storage facility revenues increased in 2015 due to Sprague leasing the entire Facility. Under a lease that terminated on April 30, 2014, the Company leased to ATMI a portion of the storage capacity of the Facility. Petroleum storage facility expense decreased due to a decrease in repairs and maintenance, insurance, professional fees and depreciation expense due to certain assets becoming fully depreciated in 2015, offset in part by an increase in payroll and related costs.

General:

For the nine months ended September 30, 2014, general and administrative expense increased $20,000 due to an increase in payroll and related costs.

Interest expense:

For the nine months ended September 30, 2015 and 2014, interest expense, bank loan is $62,000 and $129,000, respectively. In both May and August, 2015, the Company prepaid $1,000,000 on the bank loan. In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively, on the bank loan. For the nine months ended September 30, 2015 and 2014, interest expense, dividend notes remained at the same level.

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

	31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

	31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

	32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2015, filed with the Securities and Exchange Commission on October 30, 2015, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014
(ii) Consolidated Statements of Income for the Three and Nine Months ended September 30, 2015 and 2014
(iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014
(iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: October 30, 2015