Form 10-K
period 2015-12-31
CAPITAL PROPERTIES INC /RI/
filed 2016-03-15
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $21,366,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of March 1, 2016, the Company had 6,599,912 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on April 26, 2016, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

The Company first began offering parcels for lease in the Capital Center area in the late 1980’s. As of December 31, 2015, nine parcels have been leased by the Company under long-term leases of 99 years or more. Of the nine parcels, seven have improvements constructed thereon as follows:

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

Parcel 20 Adjacent to the Capital Center

Since the 1980’s, the Company has owned an undeveloped parcel of land adjacent to the Capital Center, which is leased out for public parking purposes on a short-term basis. In 2007, the Company purchased the adjacent parcel containing a three/four-story 18,000 square foot building (the “Steeple Street Building”) and related land for $2,329,000, which, together with the previously-owned land, now comprises Parcel 20, containing 26,600 square feet. The Steeple Street Building is on the State Registry of Historic Buildings. During 2010-11, the Company substantially rehabilitated the Building. The Building has four commercial tenants with additional space available for lease.

All of the properties described above are shown on a map contained in Exhibit 20.1.

Lamar Lease

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) under a lease which now expires in 2045. All but one of these locations are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and Providence & Worcester Railroad Company, a related company (“Railroad”); the remaining location is leased by the Company from a third party with a remaining term of four years.

Although no new locations have been added since 2002, in 2013 Lamar converted billboards at two locations to electronic boards, which conversions extended the term of the lease for a total of twelve years to 2045. Lamar has a right of first refusal for additional billboard location sites acquired by the Company in New England and Metropolitan New York City.

The lease with Lamar provides, among other things, for the following: (1) the base rent increases annually at the rate of 2.75% for each leased billboard location commencing June 1, 2006 and on each June 1 thereafter; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period. The Lamar lease contains other terms and conditions customary to such instruments.

The Company has the right to require the Railroad to grant to it additional permanent easements for the location of billboards along the Railroad’s right-of-way on commercially reasonable terms.

A summary of the long-term leases which have commenced is as follows:

Parcels in Capital Center Area
Parcel Number	Description of Usage	Term of Lease	Termination Date	Options to Extend Lease	Current Annual Contractual Rental	Contingent Rental	Next Periodic Rental Adjustment	Annual Rent After Next Adjustment and/or Type of Next Adjustment

2	Residential/ Office	103 Yrs.	2108	Two 75-Year	$456,000	None	2018	Cost-of-Living Adjustment

3S	Office	99 Yrs.	2087	None	$618,000	None	2019	Appraisal

5	Residential	149 Yrs.	2142	None	$540,000	1% Gross Revenues	2033	Appraisal

6A	Residential	99 Yrs.	2107	Two 50-Year	$334,000	None	2019	$367,000

6B	Residential/Office	99 Yrs.	2107	Two 50-Year	$195,000	None	2019	$214,000

6C	Residential/Office	99 Yrs.	2107	Two 50-Year	$200,000	None	2019	$220,000

7A	Garage	99Yrs.	2104	Two 75-Year	$122,000	None	2017	Appraisal

8	Office	99 Yrs.	2090	None	$290,000	1% Gross Revenues	2020	Appraisal

9	Office	149 Yrs.	2153	None	$360,000	None	2016	$378,000

Lamar
Description of Usage	Term of Lease	Termination Date	Options to Extend Lease	Current Annual Contractual Rental	Contingent Rental	Next Periodic Rental Adjustment	Annual Rent After Next Adjustment and/or Type of Next Adjustment

Billboard	39 Yrs.	2045	See Lamar Lease above	$853,000	See Lamar Lease above	2016	$876,000

Major tenants:

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s leasing segment revenues for the years ended December 31, 2015 and 2014:

	2015	2014
Lamar Outdoor Advertising, LLC	$999,000	$990,000
Metropark, Ltd	647,000	636,000
One Citizens Plaza Holdings LLC	618,000	518,000
AvalonBay Communities, Inc.	612,000	612,000

	$2,876,000	$2,756,000

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

Leasing of the Facility

For the first four months of 2014, the Company leased a portion of the Facility (425,000 shell barrels) to Atlantic Trading & Marketing, Inc. which vacated the Facility on April 30, 2014.

On May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (the “Agreement”) with Sprague Operating Resources, LLC (“Sprague”) for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. In addition, the Company will receive an additional $.15 for each barrel of throughput at the Facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given. Commencing May 1, 2015, Sprague will reimburse the Company for any real property taxes in excess of $290,000. The Agreement contains other customary terms and conditions.

Environmental

The operation of a petroleum storage facility carries with it the risk of environmental contamination.

Environmental incident (2002)

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified the Rhode Island Department of Environmental Management (“RIDEM”). RIDEM subsequently identified Power Test Realty Partnership (“Power Test”), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, in October 2008 a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM and remanded the proposed penalty to RIDEM for recalculation. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed penalty. In October 2009, RIDEM issued a recalculated administrative penalty, and, subsequently, the RIDEM Hearing Officer issued a recommended amended decision, which was affirmed as a final decision by the RIDEM Director in December 2009. In January 2010, Power Test appealed that decision to Superior Court. In September 2011, the Superior Court affirmed the decision of the RIDEM director. Power Test has appealed that decision to the Rhode Island Supreme Court. On March 4, 2016 the Supreme Court affirmed the decision of the Superior Court and the 2009 decision of the RIDEM Director.

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

The parties have agreed to stay the litigation pending a determination by the Rhode Island Supreme Court on the Power Test appeal. The Company is in the process of evaluating its position in the light of the Rhode Island Supreme Court decision referred to above.

Since January 2003, the Company has not incurred significant costs in connection with this matter, other than ongoing litigation costs, and is unable to determine the costs it might incur to remedy the situation, as well as any costs to investigate, defend and seek reimbursement from the responsible party with respect to this contamination.

Environmental remediation (1994)

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

The Company owns approximately 18 acres and a historic building in and adjacent to the Capital Center District in Providence, Rhode Island. All of the property and a portion of the building are leased either under long-term leases or short-term leases as more particularly described in Item 1, Leasing Segment. The Company also owns or controls 23 locations on which 44 billboard faces have been constructed. All but one these locations are owned by the Company under permanent easements from a related company, the Railroad; the remaining location is leased from an unrelated third party with a remaining term of four years. The Company owns an approximate 10-acre site in East

Providence, Rhode Island on which there are located nine petroleum storage tanks and related distribution racks together with a 3,000 square foot single-story office building which houses the Company’s headquarters and other support operations. In 2006, the Company completed the development of the land currently owned by the Company at the Terminal. In addition, the Company is the owner of the Pier located in East Providence, Rhode Island. The Pier, which has a deep water draft capacity of -40 feet Mean Low Water, can accommodate ships up to 825 feet in length. The Company has a permanent right to use the pipelines connecting the Pier to the Terminal.

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

	Trading Prices		Dividends
	High	Low	Paid
2015
1st Quarter	12.60	11.00	—
2nd Quarter	13.00	12.00	—
3rd Quarter	12.50	11.33	—
4th Quarter	12.75	11.05	—

2014
1st Quarter	8.75	8.00	—
2nd Quarter	11.50	8.70	—
3rd Quarter	11.50	9.60	—
4th Quarter	12.05	10.93	—

Information with respect to the high and low trading prices for the Class B Common Stock was not available because the stock was not listed on any exchange, was not quoted by any quotation service, and there was no known market for such Class B Common Stock.

At March 1, 2016, there were 450 holders of record of the Company’s Class A Common Stock.

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

Through December 31, 2015, the receivable on this lease has grown to $22,716,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 30 years away.

In 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases). For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 94th year of the lease. Through December 31, 2015, the receivable on this lease is $26,650,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 82 years away.

In 2006, the Company entered into an Amended and Restated Agreement of its lease with Lamar Outdoor Advertising LLC (“Lamar”). In 2013, the lease was extended to 2045 following the conversion of billboards at two locations to electronic boards, as required by the lease, resulting in a current remaining term of 30 years which provides for fixed percentage increases annually. For this lease, the contractual amount paid by Lamar will not exceed the calculated straight-line amount until the 23rd year of the extended lease. Through December 31, 2015, the receivable on this lease is $2,190,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 14 years away.

Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates are closer. Although the Company’s other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that certain future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values. Through December 31, 2015, the receivable on these leases is $14,389,000 and management has not been able to conclude that any portion is collectible as the turnaround dates are approximately 45 years away.

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

The petroleum storage segment consists of operating the petroleum storage terminal (the “Terminal”) containing 1,004,000 shell barrels and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island for Sprague Operating Resources, LLC (“Sprague”), a wholly-owned subsidiary of Sprague Resources LP, which stores and distributes petroleum products.

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon. In the petroleum storage segment, the Company is responsible for the operating and maintenance expenditures and real estate taxes up to $290,000, as well as capital improvements at the Facility.

2.	Liquidity and capital resources:

Bank loan:

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement pursuant to which the Company refinanced the $2,700,000 balance of the 2010 debt to the Bank and borrowed an additional $3,025,000. In November 2015, the loan was paid in full.

Dividend notes:

On December 7, 2012, the Board of Directors of the Company declared an extraordinary dividend of $2.25 per share on its Class A and Class B common stock to shareholders of record on December 17, 2012. On December 27, 2012, the Company paid out $3,063,000 in cash and issued $11,787,000 in principal face amount of 5% dividend notes due December 26, 2022 (the “Dividend Notes”). The Dividend Notes are unsecured general obligations of the Company bearing interest at the annual rate of 5% payable semi-annually on June 15 and December 15 to note holders of record on June 1 and December 1 of each year. The Dividend Notes may be redeemed in whole or in part at any time and from time to time at the option of the Company. The Dividend Notes are subject to mandatory redemption in an amount equal to the Net Proceeds from the sale of any real property owned by the Company or any of its subsidiaries. Net Proceeds is defined as the gross cash received by the Company from any such sale reduced by the sum of (a) costs relating to the sale, (b) federal and state income taxes as a result of the sale, and (c) the amount used by the Company to pay in whole or in part financial institution debts secured by a mortgage of the Company’s or any subsidiary’s real property regardless of whether such mortgage encumbers the property sold. The Company has obligated itself not to grant any mortgages on any of its property located in the Capital Center District in Providence, Rhode Island and to cause its subsidiaries not to grant any such mortgages, in each case without the consent of the holders of two-thirds of the outstanding principal face amount of the Dividend Notes. The Dividend Notes contain other customary terms and conditions. The interest payments on an annual basis total $589,000.

Petroleum storage facility:

For the first four months of 2014, the Company leased a portion of the Facility (425,000 shell barrels) to Atlantic Trading & Marketing, Inc. (“ATMI”) which vacated the Facility on April 30, 2014.

On May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (the “Agreement”) with Sprague Operating Resources, LLC (“Sprague”) for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. There was no change in the base rent on May 1, 2015 because the cost-of-living decreased from May 1, 2014. In addition, the Company will receive an additional $.15 for each barrel of throughput at the Facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). The total throughput for the year ended April 30, 2015 did not exceed 3,500,000 barrels. Commencing May 1, 2015, Sprague will reimburse the Company for any real property taxes in excess of $290,000. There was no increase in the assessment or tax rate for the year 2015 and therefore no additional payment was due from Sprague.

During 2015, the Company’s operating activities provided $2,820,000 of cash, which was $490,000 more than the cash provided by operating activities in 2014. The increase in cash flows from operations was principally due to the commencement of the Sprague lease on May 1, 2014. Cash at December 31, 2015 decreased $702,000 from 2014 due in large part to the repayment in full of the bank loan.

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At December 31, 2015, the Company had cash of $2,225,000. The Company and its three subsidiary companies each maintain a checking account in the same bank, each of which accounts is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held.

Under the terms of two long-term land leases, the scheduled annual contractual rent increased in 2015 as follows: on February 1, 2015, the rent on Parcel 8 increased $20,000, and on April 1, 2015, the rent on Parcel 7A increased $9,000. On July 1, 2015, rent commenced on Parcel 6C at the annual rate of $200,000.

On April 1, 2016, under the terms of the long-term land lease on Parcel 9, the scheduled annual contractual rent will increase $18,000.

At December 31, 2015, the Company has four tenants occupying 75 percent of the Steeple Street Building under short-term leases (five years or less) at a current total annual rental of $160,000. The Company is currently marketing the remaining portions of the building for lease.

In light of the extraordinary dividend paid in December 2012, at each of the quarterly Board meetings held in 2015, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings and financial performance.

At December 31, 2015, the Company has no non-cancellable contract obligations other than one operating lease for a billboard location for which the rent expense is not material in amount.

3.	Results of operations:

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Leasing segment:

	2015	2014	Difference
Leasing revenues	$5,016,000	$4,696,000	$320,000
Leasing expense	872,000	857,000	$15,000

	$4,144,000	$3,839,000

Leasing revenues increased due to scheduled increases in rentals under long-term land leases and increases under short-term leases, offset in part by a decrease in percentage rent under the Lamar lease. Leasing expense increased due to an increase in repairs and maintenance at the Steeple Street Building.

Petroleum storage segment:

	2015	2014	Difference
Petroleum storage facility revenues	$3,520,000	$3,063,000	$457,000
Petroleum storage facility expense	2,569,000	2,732,000	$(163,000)

	$951,000	$331,000

Petroleum storage facility revenues increased in 2015 due to Sprague leasing the entire Facility. Under a lease that terminated on April 30, 2014, the Company leased to ATMI a portion of the storage capacity of the Facility. Petroleum storage facility expense decreased due to a decrease in insurance, professional fees and depreciation expense due to certain assets becoming fully depreciated in 2015, offset in part by an increase in payroll and related costs.

General:

For the year ended December 31, 2015, general and administrative expense increased $31,000 due to an increase in payroll and related costs.

Interest expense:

For the years ended December 31, 2015 and 2014, interest expense, bank loan was $113,000 and $164,000, respectively. Although the interest expense paid on the bank loan was lower due to principal prepayments in both 2014 and 2015, when the Company paid the bank loan in full in November 2015, the remaining deferred financing fees of $49,000 were written off and are included in interest expense for 2015. Total deferred financing fees amortized to interest expense for the year ended December 31, 2015 were $57,000.

For the years ended December 31, 2015 and 2014, the interest expense on the dividend notes remained at the same level.

Income taxes:

For the year ended December 31, 2014, the Company’s effective income tax rate was approximately 40 percent. For the year ended December 31, 2015, the Company’s effective tax rate dropped to approximately 34 percent due to a change in the Rhode Island state corporate tax rate from 9 percent to 7 percent effective January 1, 2015. As described in Note 7 of Notes to Consolidated Financial Statements for the year ended December 31, 2015, during 2015 the Company determined that a change in the Rhode Island corporate income tax enacted in 2014 and effective January 1, 2015 was not properly reflected in computing the Company’s deferred tax liability as of December 31, 2014. The Company has determined that the amount ($163,000) is not material to its 2014 consolidated financial statements. The Company has elected to reflect the adjustment in its deferred tax liability in its 2015 consolidated financial statements which resulted in a lowering of its effective tax rate for 2015 from 39 percent to 34 percent. Had the Company reflected the adjustment in its 2014 consolidated financial statements, its effective tax rate would have been 32 percent as compared to the 39 percent reported. The effective tax rate in the quarterly consolidated financial statements for each year would have been similarly affected. The aggregate amount of the adjustment is $163,000, or basic income per share of $0.02.

Item 8.	Financial Statements and Supplementary Data

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors

Capital Properties, Inc.

East Providence, Rhode Island

We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income and retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

March 15, 2016

A Limited Liability Partnership

10 Weybosset Street, Suite 700, Providence, RI 02903 • (p) 401.421.4800 • 1.800.927.LGCD • (f) 401.421.0643 • www.lgcd.com

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

Properties and equipment (net of accumulated depreciation)	$19,833,000	$19,789,000
Cash	2,225,000	2,927,000
Prepaid and other	623,000	653,000

	$22,681,000	$23,369,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable:
Bank	$—	$2,852,000
Dividend notes	11,787,000	11,787,000
Accounts payable and accrued expenses:
Property taxes	282,000	282,000
Environmental remediation	79,000	80,000
Other	501,000	261,000
Income taxes payable	66,000	13,000
Deferred income taxes, net	4,720,000	5,011,000

	17,435,000	20,286,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	4,398,000	2,235,000

	5,246,000	3,083,000

	$22,681,000	$23,369,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Years Ended December 31,
	2015	2014
Revenues:
Leasing	$5,016,000	$4,696,000
Petroleum storage facility	3,520,000	3,063,000

	8,536,000	7,759,000

Expenses:
Leasing	872,000	857,000
Petroleum storage facility	2,569,000	2,732,000
General and administrative	1,104,000	1,073,000
Interest on notes:
Bank loan	113,000	164,000
Dividend notes	589,000	589,000

	5,247,000	5,415,000

Income before income taxes	3,289,000	2,344,000

Income tax expense (benefit):
Current	1,417,000	1,091,000
Deferred	(291,000)	(177,000)

	1,126,000	914,000

Net income	2,163,000	1,430,000
Retained earnings, beginning	2,235,000	805,000

Retained earnings, ending	$4,398,000	$2,235,000

Basic income per share, based upon 6,599,912 shares outstanding	$.33	$.22

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,163,000	$1,430,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	789,000	859,000
Amortization of deferred costs	93,000	31,000
Deferred income taxes	(291,000)	(177,000)
Changes in assets and liabilities:
Increase in:
Prepaid and other	(62,000)	(94,000)
Accounts payable and accrued expenses	75,000	—
Income taxes payable	53,000	13,000
Decrease in:
Income taxes receivable	—	389,000
Accounts payable and accrued expenses	—	(121,000)

Net cash provided by operating activities	2,820,000	2,330,000

Cash flows from investing activities:
Purchases of properties and equipment	(670,000)	(122,000)

Cash flows from financing activities:
Principal payments on note payable, bank	(2,852,000)	(2,586,000)

Decrease in cash	(702,000)	(378,000)
Cash, beginning	2,927,000	3,305,000

Cash, ending	$2,225,000	$2,927,000

Supplemental disclosures:
Cash paid for:
Income taxes	$1,363,000	$758,000

Interest	$648,000	$748,000

Capital expenditures financed through accounts payable	$163,000	$—

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The petroleum storage segment consists of operating the petroleum storage terminal (the “Terminal”) containing 1,004,000 shell barrels and the Wilkesbarre Pier (the “Pier”), both of which are owned by the Company and are collectively referred to as the “Facility,” located in East Providence, Rhode Island, for Sprague Operating Resources, LLC (“Sprague”), a wholly-owned subsidiary of Sprague Resources, LP, which stores and distributes petroleum products.

The principal difference between the two segments relates to the nature of the operations. In the leasing segment, the tenants under long-term land leases incur substantially all of the development and operating costs of the assets constructed on the Company’s land, including the payment of real property taxes on both the land and any improvements constructed thereon. In the petroleum storage segment, the Company is responsible for the operating and maintenance expenditures and real estate taxes up to $290,000, as well as capital improvements at the Facility.

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

Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash, receivables and payables, approximate their respective book values because of their short-term nature. Upon review of current market conditions and other factors, the Company believes that the fair value of the dividend notes payable approximates their book value. The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2015 and 2014, the Company had no cash equivalents. The Company and its three subsidiary companies each maintain a checking account in the same bank, each of which accounts is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company has not experienced any losses in such accounts.

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

Certain of the Company’s long-term land leases, including the outdoor advertising locations, provide for presently known scheduled rent increases over the remaining terms (30 to 138 years). The Company follows GAAP in accounting for leases by recognizing leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as revenue that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.

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

3.	Properties and equipment:

Properties and equipment consist of the following:

	Estimated
	Useful Life	December 31,
	in Years	2015	2014
Properties on lease or held for lease:
Land and land improvements	—	$4,701,000	$4,701,000
Building and improvements, Steeple Street	39	5,808,000	5,545,000

		10,509,000	10,246,000

Petroleum storage facility, on lease:
Land and land improvements	—	6,076,000	5,569,000
Buildings and structures	30	1,867,000	1,867,000
Tanks and equipment	15-20	14,770,000	14,707,000

		22,713,000	22,143,000

Office equipment	5-10	112,000	112,000

		33,334,000	32,501,000

Less accumulated depreciation:
Properties on lease or held for lease		1,214,000	1,000,000
Petroleum storage facility, on lease		12,199,000	11,631,000
Equipment		88,000	81,000

		13,501,000	12,712,000

		$19,833,000	$19,789,000

4.	Notes payable:

Bank loan:

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement (“the Agreement”) pursuant to which the Company refinanced the $2,700,000 remaining balance of the 2010 debt to the Bank and borrowed an additional $3,025,000, the net proceeds of which were used to pay part of an extraordinary dividend of $2.25 per share to shareholders of record on December 17, 2012 (see Note 8). Pursuant to the Agreement, the Company amended and restated the then existing note to the Bank, the first mortgage on Parcels 3S and 5 and certain other loan documents. The Company was required to maintain a debt service coverage ratio of 1.2 to 1 with respect to the two mortgaged properties and to maintain unencumbered liquid assets (cash or marketable securities) of $1,000,000 at the Bank.

In June and December 2014, the Company prepaid $1,000,000 and $1,300,000, respectively, on its bank loan payable. In 2015, the Company prepaid $1,000,000 in both May and August on the bank loan and in November paid the bank loan in full.

Financing fees totaling $71,000 were being amortized by the straight-line method over the 10-year term of the note. At December 31, 2014, deferred financing fees were $57,000, which are included in prepaid and other on the accompanying balance sheet. Upon the payment of the bank note in full in November 2015, the remaining financing fees were written off. For the years ended December 31, 2015 and 2014, amortization of deferred financing fees included in interest expense on the accompanying consolidated statements of income and retained earnings total $57,000 and $7,000, respectively.

Dividend notes:

In December 2012, the Company issued $11,787,000 in principal face amount of 5% dividend notes due December 26, 2022 (the “Dividend Notes”). The Dividend Notes are unsecured general obligations of the Company bearing interest at the annual rate of 5% payable semi-annually on June 15 and December 15 to note holders of record on June 1 and December 1 of each year. The Dividend Notes may be redeemed in whole or in part at any time and from time to time at the option of the Company. The Dividend Notes are subject to mandatory redemption in an amount equal to the Net Proceeds from the sale of any real property owned by the Company or any of its subsidiaries. Net

Proceeds is defined as the gross cash received by the Company from any such sale reduced by the sum of (a) costs relating to the sale, (b) federal and state income taxes as a result of the sale, and (c) the amount used by the Company to pay in whole or in part financial institution debts secured by a mortgage of the Company’s or any subsidiary’s real property regardless of whether such mortgage encumbers the property sold. The Company has obligated itself not to grant any mortgages on any of its property located in the Capital Center District in Providence, Rhode Island, and to cause its subsidiaries not to grant any such mortgages, in each case without the consent of the holders of two-thirds of the outstanding principal face amount of the Dividend Notes. The Dividend Notes contain other customary terms and conditions.

5.	Description of leasing arrangements:

Long-term land leases:

As of December 31, 2015, the Company had entered into nine long-term land leases. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. For the years ended December 31, 2015 and 2014, the real property taxes attributable to the Company’s land under these nine leases were $951,000 and $1,033,000, respectively.

Under two of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenants) which totaled $104,000 for both years ended December 31, 2015 and 2014.

With respect to the Parcel 6B and 6C leases, each lessee has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice. To date, no notice of termination has been received by the Company. The current annual rents on Parcels 6B and 6C are $195,000 and $200,000, respectively.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045. All but one of these locations are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and Providence & Worcester Railroad Company, a related company (“Railroad”); the remaining location is leased by the Company from a third party with a remaining term of four years.

In 2013, Lamar converted billboards at two locations to electronic billboards, which conversions extended the term of the lease for a total of twelve years. The Lamar lease also provides, among other things, for the following: (1) the base rent increases annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2015 and 2014, the percentage rents totaled $155,000 and $169,000, respectively, which amounts are included in leasing revenues on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2015 and 2014. The Lamar lease contains other terms and conditions customary to such instruments.

Minimum future contractual rental payments to be received from non-cancellable long-term leases as of December 31, 2015 are:

Year ending December 31,
2016	$3,995,000
2017	4,023,000
2018	4,048,000
2019	4,110,000
2020	4,148,000
2021 to 2153	793,388,000

$813,712,000

For those leases with presently known scheduled rent increases at December 31, 2015 and 2014, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) and the portion of the excess of straight-line over contractual rentals which management has concluded is realizable when payable over the terms of the leases at December 31, 2015 and 2014 are as follows:

	2015	2014
Cumulative excess of straight-line over contractual rentals	$65,944,000	$61,952,000
Amount management has not been able to conclude is collectible	(65,903,000)	(61,911,000)

Accrued leasing revenues, which are included in prepaid and other on the accompanying consolidated balance sheets	$41,000	$41,000

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

At December 31, 2015, the Company has four tenants occupying 75 percent of the Steeple Street Building under short-term leases of five years or less at a current total annual rental of $160,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At December 31, 2015 and 2014, the excess of straight-line over contractual rentals is $1,000 and $6,000, respectively, which is included in prepaid and other on the accompanying consolidated balance sheets. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

6.	Petroleum storage facility and environmental incidents:

Leasing of the Facility:

For the first four months of 2014, the Company leased a portion of the Facility (425,000 barrels) to Atlantic Trading & Marketing, Inc., which vacated the Facility on April 30, 2014.

On May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (the “Agreement”) with Sprague Operating Resources, LLC (“Sprague”) for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. There was no change in the base rent on May 1, 2015 because the cost-of-living decreased from May 1, 2014. In addition, the Company will receive an additional $.15 for each barrel of throughput at the Facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). The total throughput for the year ended April 30, 2015 did not exceed 3,500,000 barrels. Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given.

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

The Company incurred $108,000 in fees in connection with the execution of the Agreement, which amounts are being amortized on the straight-line method over the three-year non-cancellable portion of the term of the Agreement and are included in petroleum storage facility expenses on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2015 and 2014. At December 31, 2015 and 2014, unamortized deferred agreement costs were $48,000 and $84,000, respectively, which are included in prepaid and other on the accompanying consolidated balance sheets.

Wilkesbarre Pier:

The Pier is a deep-water pier in East Providence, Rhode Island owned by the Company which is integral to the operation of the Terminal. The Pier and the Terminal are connected by two petroleum pipelines which the Company has a permanent right to use.

Environmental incident (2002):

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified the Rhode Island Department of Environmental Management (“RIDEM”). RIDEM subsequently identified Power Test Realty Partnership (“Power Test”), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, in October 2008 a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM and remanded the proposed penalty to RIDEM for recalculation. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court. In addition, in November 2008, Power Test sought, and received, a stay of the Decision and Order of the Hearing Officer pending a clarification by RIDEM of the amount of the proposed penalty. In October 2009, RIDEM issued a recalculated administrative penalty, and, subsequently, the RIDEM Hearing Officer issued a recommended amended decision, which was affirmed as a final decision by the RIDEM Director in December 2009. In January 2010, Power Test appealed that decision to the Superior Court. In September 2011, the Superior Court affirmed the decision of the RIDEM director. Power Test has appealed that decision to the Rhode Island Supreme Court. On March 4, 2016, the Supreme Court affirmed the decision of the Superior Court and the 2009 decision of the RIDEM Director.

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

The parties have agreed to stay the litigation pending a determination by the Rhode Island Supreme Court on the Power Test appeal. The Company is evaluating its position in light of the decision of the Supreme Court referred to above.

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

7.	Income taxes:

In 2014, Rhode Island changed the tax rate for corporate taxpayers from 9 percent to 7 percent effective January 1, 2015. The Company failed to adjust its deferred tax liability as reported in its consolidated financial statements for December 31, 2014 to reflect the downward adjustment in the rate. Had the Company properly reflected the rate adjustment, it would have reported a decrease of the deferred tax liability and an increase in shareholders’ equity, the deferred tax benefit and net income of $163,000. The adjustment would have increased basic income per share by $0.02. The Company has determined that the effect of this error in its consolidated financial statements at and for the year ended December 31, 2014 was not material. The Company recorded the adjustment in its consolidated financial statements for the year ended December 31, 2015, which decreased the deferred tax liability and increased shareholders’ equity, the deferred tax benefit and net income by $163,000 and its effective tax rate from 39 percent to 34 percent. The effective tax rate in the quarterly consolidated financial statements would have been similarly affected.

For the years ended December 31, 2015 and 2014, income tax expense (benefit) is comprised of the following components:

	2015	2014
Current:
Federal	$1,134,000	$876,000
State	283,000	215,000

	1,417,000	1,091,000

Deferred:
Federal	(14,000)	(142,000)
State	(277,000)	(35,000)

	(291,000)	(177,000)

	$1,126,000	$914,000

For the years ended December 31, 2015 and 2014, a reconciliation of the income tax provision as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:

	2015	2014
Computed “expected” tax	$1,118,000	$797,000
Increase in “expected” tax resulting from state income tax, net of federal income tax benefit	8,000	117,000

	$1,126,000	$914,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2015	2014
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis:
Cost differences	$3,622,000	$3,751,000
Depreciation differences	1,103,000	1,265,000

	4,725,000	5,016,000
Insurance premiums and accrued leasing revenues	137,000	143,000

	4,862,000	5,159,000
Deferred tax assets	(142,000)	(148,000)

	$4,720,000	$5,011,000

The Company follows GAAP when reviewing all its tax positions and has determined that no reserves are required.

8.	Operating segment disclosures:

The Company operates in two segments: (1) Leasing and (2) Petroleum Storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of the Company’s segments:

	December 31,
	2015	2014
Leasing:
Revenues:
Long-term leases:
Contractual	$3,862,000	$3,581,000
Contingent	259,000	274,000
Short-term leases:
Contractual	900,000	842,000
Non-cash, excess of straight-line over contractual rentals	(5,000)	(1,000)

	$5,016,000	$4,696,000

Property tax expense	$419,000	$419,000

Depreciation	$214,000	$213,000

Income before income taxes	$4,144,000	$3,839,000

Assets	$9,519,000	$9,494,000

Properties and equipment, additions	$263,000`	$—

Petroleum storage:
Revenues, contractual	$3,520,000	$3,063,000

Property tax expense	$290,000	$290,000

Depreciation	$568,000	$643,000

Income before income taxes	$951,000	$331,000

Assets	$11,397,000	$11,400,000

Properties and equipment, additions	$570,000	$93,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements:

	December 31,
	2015	2014
Revenues for operating segments:
Leasing	$5,016,000	$4,696,000
Petroleum storage	3,520,000	3,063,000

Total consolidated revenues	$8,536,000	$7,759,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$419,000	$419,000
Petroleum storage	290,000	290,000

	709,000	709,000
Unallocated corporate property tax expense	1,000	2,000

Total consolidated property tax expense	$710,000	$711,000

	December 31,
	2015	2014
Depreciation:
Depreciation for operating segments:
Leasing	$214,000	$213,000
Petroleum storage	568,000	643,000

	782,000	856,000
Unallocated corporate depreciation	7,000	3,000

Total consolidated depreciation	$789,000	$859,000

Income before income taxes:
Income for operating segments:
Leasing	$4,144,000	$3,839,000
Petroleum storage	951,000	331,000

	5,095,000	4,170,000
Unallocated corporate expenses	(1,104,000)	(1,073,000)
Interest expense	(702,000)	(753,000)

Total consolidated income before income taxes	$3,289,000	$2,344,000

Assets:
Assets for operating segments:
Leasing	$9,519,000	$9,494,000
Petroleum storage	11,397,000	11,400,000

	20,916,000	20,894,000
Corporate cash and cash equivalents	1,742,000	2,387,000
Other unallocated amounts	23,000	88,000

Total consolidated assets	$22,681,000	$23,369,000

Properties and equipment, additions:
Leasing	$263,000	$—
Petroleum storage	570,000	93,000

	833,000	93,000
Unallocated corporate additions to properties and equipment	—	29,000

Total consolidated additions	$833,000	$122,000

The following table sets forth those customers whose revenues exceed 10 percent of the Company’s segment revenues for the years ended December 31, 2015 and 2014:

	2015	2014
Leasing segment:
Lamar Outdoor Advertising, LLC	$999,000	$990,000
Metropark, Ltd	647,000	636,000
One Citizens Plaza Holdings LLC	618,000	518,000
AvalonBay Communities, Inc.	612,000	612,000

	$2,876,000	$2,756,000

Petroleum storage segment, Sprague Operating Resources, LLC	$3,520,000	$2,333,000

9.	Related party transaction:

The Company and Providence and Worcester Railroad Company (“the Railroad”) have a common controlling shareholder. The Company has the right to use certain pipelines located in the right of way of the Railroad which were constructed by Getty Oil Company (Eastern Operations), Inc.

In May 2012, the Company and Railroad entered into a License Agreement licensing to the Company track facilities which may be installed in connection with a railcar-loading/unloading facility upon Railroad’s right-of-way. The License Agreement continues through December 31, 2015, and thereafter is extended for additional three-year periods unless cancelled by the Company upon thirty days’ written notice prior to termination. The Company did not cancel the License Agreement and it is therefore extended to December 31, 2018.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “2013 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2015. During 2015, the Company did not properly reflect the decrease of the Rhode Island corporate tax rate into its calculation of the deferred tax liability in its consolidated financial statements for the years ended December 31, 2014 or 2015. The Company utilizes a third-party professional firm to review the tax provision as a control over the accuracy of the tax calculation; however, the control did not detect the error. The Company has evaluated this control deficiency using guidance issued by the Securities and Exchange Commission and the Public Company Accounting Oversight Board and determined it was a significant deficiency. The Company has revised the control procedure applied by the third-party professional firm to include a second level of review.

Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2015, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “2013 Internal Control-Integrated Framework.”

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2016 Annual Meeting of Shareholders to be filed with the SEC.

The following are the executive officers of the Registrant:

Name	Age	Office Held	Date of First Election to Office
Robert H. Eder	83	President, Capital Properties, Inc.	1995
Barbara J. Dreyer	77	Treasurer, Capital Properties, Inc.	1997
Stephen J. Carlotti	73	Secretary, Capital Properties, Inc.	1998
Todd D. Turcotte	44	Vice President, Capital Properties, Inc.	2008

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

The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Company and Providence and Worcester Railroad Company (“the Railroad”) have a common controlling shareholder.

In May 2012, the Company and Railroad entered into a License Agreement licensing to the Company track facilities which may be installed in connection with a railcar-loading/unloading facility upon Railroad’s right-of-way. The License Agreement continues through December 31, 2015, and thereafter is extended for additional three-year periods unless cancelled by the Company upon thirty days’ written notice prior to termination. The Company did not cancel the License Agreement and it is therefore extended to December 31, 2018.

The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

(a) Petroleum Storage Services Agreement between Sprague Operating Resources, LLC and Company:

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

20.1	Map of the Company’s parcels in Downtown Providence, Rhode Island

20.2	Map of the Company’s petroleum storage facility in East Providence, Rhode Island

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 15, 2016, formatted in eXtensible Business Reporting Language:

(i)	Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014

(ii)	Consolidated Statements of Income and Retained Earnings for the Years ended December 31, 2015 and 2014

(iii)	Consolidated Statements of Cash Flows for the Years ended December 31, 2015 and 2014

(iv)	Notes to Consolidated Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

DATED: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	March 15, 2016
Robert H. Eder
President and Director Principal Executive Officer

/s/ Barbara J. Dreyer	March 15, 2016
Barbara J. Dreyer
Treasurer, Principal Financial Officer and Principal Accounting Officer

/s/ Alfred J. Corso	March 15, 2016
Alfred J. Corso, Director

/s/ Harris N. Rosen	March 15, 2016
Harris N. Rosen, Director