Form 10-Q
period 2016-03-31
CAPITAL PROPERTIES INC /RI/
filed 2016-05-10
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS

Properties and equipment (net of accumulated depreciation)	$19,676,000	$19,833,000
Cash	3,037,000	2,225,000
Prepaid and other	532,000	623,000

	$23,245,000	$22,681,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Dividend notes payable	$11,787,000	$11,787,000
Accounts payable and accrued expenses:
Property taxes	285,000	282,000
Environmental remediation	79,000	79,000
Other	350,000	501,000
Income taxes payable	317,000	66,000
Deferred income taxes, net	4,645,000	4,720,000

	17,463,000	17,435,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	4,934,000	4,398,000

	5,782,000	5,246,000

	$23,245,000	$22,681,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	2016	2015
Revenues:
Leasing	$1,251,000	$1,180,000
Petroleum storage facility	882,000	875,000

	2,133,000	2,055,000

Expenses:
Leasing	214,000	225,000
Petroleum storage facility	578,000	683,000
General and administrative	316,000	320,000
Interest on notes:
Bank	—	25,000
Dividend notes	147,000	148,000

	1,255,000	1,401,000

Income before income taxes	878,000	654,000

Income tax expense (benefit):
Current	418,000	354,000
Deferred	(75,000)	(100,000)

	343,000	254,000

Net income	$535,000	$400,000

Basic income per share based upon 6,599,912 shares outstanding	$.08	$.06

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$535,000	$400,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	173,000	218,000
Amortization of deferred costs	9,000	11,000
Deferred income taxes	(75,000)	(100,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and current income taxes	186,000	378,000

Net cash provided by operating activities	828,000	907,000

Cash flows from investing activities:
Purchases of properties and equipment	(16,000)	(68,000)

Cash flows from financing activities:
Principal payments on note payable, bank	—	(71,000)

Increase in cash	812,000	768,000
Cash, beginning	2,225,000	2,927,000

Cash, ending	$3,037,000	$3,695,000

Supplemental disclosures:
Cash paid for:
Income taxes	$167,000	$183,000

Interest	$—	$24,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

The accompanying condensed consolidated balance sheet as of December 31, 2015, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2016 and 2015.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	March 31, 2016	December 31, 2015
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,819,000	5,808,000

	10,520,000	10,509,000

Petroleum storage facility, on lease:
Land and land improvements	6,081,000	6,076,000
Buildings and structures	1,867,000	1,867,000
Tanks and equipment	14,770,000	14,770,000

	22,718,000	22,713,000

Office equipment	112,000	112,000

	33,350,000	33,334,000

Less accumulated depreciation:
Properties on lease or held for lease	1,268,000	1,214,000
Petroleum storage facility, on lease	12,316,000	12,199,000
Office equipment	90,000	88,000

	13,674,000	13,501,000

	$19,676,000	$19,833,000

5.	Notes payable:

Dividend notes:

In 2012, the Company issued $11,787,000 in principal face amount of 5% dividend notes due December 26, 2022 (the “Dividend Notes”). The Dividend Notes are unsecured general obligations of the Company bearing interest at the annual rate of 5% payable semi-annually on June 15 and December 15 to note holders of record on June 1 and December 1 of each year. The Dividend Notes may be redeemed in whole or in part at any time and from time to time at the option of the Company. The Dividend Notes are subject to mandatory redemption in an amount equal to the Net Proceeds from the sale of any real property owned by the Company or any of its subsidiaries. Net Proceeds is defined as the gross cash received by the Company from any such sale reduced by the sum of (a) costs relating to the sale, (b) federal and state income taxes as a result of the sale, and (c) the amount used by the Company to pay in whole or in part financial institution debts secured by a mortgage of the Company’s or any subsidiary’s real property regardless of whether such mortgage encumbers the property sold. The Company has obligated itself not to grant any mortgages on any of its property located in the Capitol Center District in Providence, Rhode Island, and to cause its subsidiaries not to grant any such mortgages, in each case without the consent of the holders of two-thirds of the outstanding principal face amount of the Dividend Notes. The Dividend Notes contain other customary terms and conditions.

6.	Description of leasing arrangements:

Long-term land leases:

As of March 31, 2016, the Company had entered into nine long-term land leases. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. For the three months ended March 31, 2016 and 2015, the real property taxes attributable to the Company’s land under these leases totaled $238,000 and $308,000, respectively,

With respect to the Parcel 6B and 6C leases, each lessee has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice. To date, no notice of termination has been received by the Company. The current annual rent on Parcel 6B and 6C are $195,000 and $200,000, respectively.

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

At March 31, 2016, the Company has four tenants occupying 65 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $149,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At March 31, 2016, there was no excess of straight-line over contractual rentals; at December 31, 2015, the excess of straight-line over contractual rentals was $1,000, which is included in prepaid and other on the accompanying consolidated balance sheet. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

7.	Petroleum storage facility and environmental incidents:

Leasing of the Facility:

On May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (“the Agreement”) with Sprague Operating Resources, LLC (“Sprague”) for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. There was no change in the base rent on May 1, 2015 because the cost-of-living decreased from May 1, 2014. In addition, the Company will receive an additional $.15 for each barrel of throughput at the facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). The total throughput for the year ended April 30, 2015 did not exceed 3,500,000 barrels. Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given. On April 28, 2016, the Company received notice from Sprague that, effective April 30, 2017, Sprague is terminating the Agreement.

Commencing May 1, 2015, Sprague is obligated to reimburse the Company for any real property taxes in excess of $290,000. There was no increase in the assessment or tax rate for the year 2015 and therefore no additional payment was due from Sprague.

The Company incurred $108,000 in fees in connection with the execution of the Agreement, which amounts are being amortized on the straight-line method over the three-year non-cancellable portion of the term of the Agreement and are included in petroleum storage facility expenses on the accompanying consolidated statements of income for the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015, unamortized deferred agreement costs were $39,000 and $48,000, respectively, which are included in prepaid and other on the accompanying consolidated balance sheets.

Wilkesbarre Pier:

The Pier is a deep-water pier in East Providence, Rhode Island owned by the Company which is integral to the operation of the Terminal. The Pier and the Terminal are connected by two petroleum pipelines which the Company has a permanent right to use.

Environmental incident (2002):

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified the Rhode Island Department of Environmental Management (“RIDEM”). RIDEM subsequently identified Power Test Realty Partnership (“Power Test”), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, in October 2008 a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM. In November 2008, Power Test appealed the decision. In March 2016, the Rhode Island Supreme Court affirmed the RIDEM decision.

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

The parties agreed to stay the litigation pending a determination by the Rhode Island Supreme Court on the Power Test appeal. The Company and Power Test are currently negotiating resolution of the litigation in light of the decision of the Supreme Court referred to above.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	March 31, 2016	December 31, 2015
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$4,692,000	$4,725,000
Insurance premiums and accrued leasing revenues	80,000	137,000

	4,772,000	4,862,000
Deferred tax assets	(127,000)	(142,000)

	$4,645,000	$4,720,000

9.	Operating segment disclosures:

The Company operates in two segments, leasing and petroleum storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three months ended March 31, 2016 and 2015:

	2016	2015
Leasing:
Revenues:
Long-term leases:
Contractual	$993,000	$935,000
Contingent	27,000	25,000
Short-term leases	231,000	220,000

Total revenues	$1,251,000	$1,180,000

Property tax expense	$107,000	$108,000

Depreciation	$54,000	$54,000

Income before income taxes	$1,037,000	$955,000

Assets	$9,680,000	$9,408,000

Petroleum storage:
Revenues, contractual	$882,000	$875,000

Property tax expense	$74,000	$75,000

Depreciation	$117,000	$162,000

Income before income taxes	$304,000	$192,000

Assets	$10,983,000	$11,158,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three months ended March 31, 2016 and 2015:

	2016	2015
Revenues for operating segments:
Leasing	$1,251,000	$1,180,000
Petroleum storage	882,000	875,000

Total consolidated revenues	$2,133,000	$2,055,000

Property tax expense for operating segments:
Leasing	$107,000	$108,000
Petroleum storage	74,000	75,000

	181,000	183,000
Unallocated corporate property tax expense	1,000	1,000

Total consolidated property tax expense	$182,000	$184,000

Depreciation:
Depreciation for operating segments:
Leasing	$54,000	$54,000
Petroleum storage segment:	117,000	162,000

	171,000	216,000
Unallocated corporate depreciation	2,000	2,000

Total consolidated depreciation	$173,000	$218,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$1,037,000	$955,000
Petroleum storage	304,000	192,000

	1,341,000	1,147,000
Unallocated corporate expenses	(316,000)	(320,000)
Interest expense	(147,000)	(173,000)

Total consolidated income before income taxes	$878,000	$654,000

Assets:
Assets for operating segments:
Leasing	$9,680,000	$9,408,000
Petroleum storage	10,983,000	11,158,000

	20,663,000	20,566,000
Corporate cash	2,561,000	3,273,000
Other unallocated amounts	21,000	29,000

Total consolidated assets	$23,245,000	$23,868,000

10.	Fair value of financial instruments:

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

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2015. There have been no changes to the application of this accounting policy since December 31, 2015.

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

Petroleum storage facility:

On May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (“the Agreement”) with Sprague Operating Resources, LLC (“Sprague”) for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. There was no change in the base rent on May 1, 2015 because the cost-of-living decreased from May 1, 2014. In addition, the Company will receive an additional $.15 for each barrel of throughput at the facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). The total throughput for the year ended April 30, 2015 did not exceed 3,500,000 barrels. Sprague has the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days has the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given. On April 28, 2016, the Company received notice from Sprague that, effective April 30, 2017, Sprague is terminating the Agreement.

Commencing May 1, 2015, Sprague is obligated to reimburse the Company for any real property taxes in excess of $290,000. There was no increase in the assessment or tax rate for the year 2015 and therefore no additional payment was due from Sprague.

During the first three months of 2016, the Company’s operating activities provided $828,000 of cash which was $79,000 less than the cash provided by operating activities for the three months ended March 31, 2015. Cash and cash equivalents at March 31, 2016 increased $812,000 from year end which was $44,000 more than the increase in cash at March 31, 2015. The increase in cash is principally due to fewer purchases of property and equipment during the quarter and no payments made on the note payable, bank because it was paid in full in November 2015.

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At March 31, 2016, the Company had cash of $3,037,000. The Company and its three subsidiary companies each maintain a checking account in the same bank, each of which accounts is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held.

On April 1, 2016, under the terms of the long-term land lease on Parcel 9, the scheduled annual contractual rent increased $18,000.

At March 31, 2016, the Company has four tenants occupying 65 percent of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $149,000. The Company is currently marketing the remaining portions of the building for lease.

In light of the extraordinary dividend paid in December 2012, at each of the quarterly Board meetings held in 2015 and 2016, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended March 31, 2016 compared to three months ended March 31, 2015:

Leasing segment:

	2016	2015	Difference
Leasing revenues	$1,251,000	$1,180,000	$71,000
Leasing expense	214,000	225,000	$(11,000)

	$1,037,000	$955,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases. Leasing expense decreased due to lower maintenance costs at the Steeple Street Building.

Petroleum storage segment:

	2016	2015	Difference
Petroleum storage facility revenues	$882,000	$875,000	$7,000
Petroleum storage facility expense	578,000	683,000	$(105,000)

	$304,000	$192,000

Petroleum storage facility revenues remained approximately at the same level. Petroleum storage facility expense decreased due to lower depreciation expense due to certain assets becoming fully depreciated in 2015 and a decrease in repairs and maintenance.

General:

For the three months ended March 31, 2016, general and administrative expense remained approximately at the same level.

Interest expense:

For the three months ended March 31, 2016 and 2015, the interest expense, dividend notes remained at the same level. In November 2015, the Company paid the bank loan in full. The interest expense, bank loan for the three months ended March 31, 2015 was $25,000.

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

Except as disclosed in Item 9A of the Company’s Form 10-K for the Year ended December 31, 2015, there was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation. Management discusses with and discloses these matters to the Audit Committee of the Board of Directors and the Company’s auditors.

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

	31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

	31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

	32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 10, 2016, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015
(ii) Consolidated Statements of Income for the Three Months ended March 31, 2016 and 2015
(iii) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2016 and 2015
(iv) Notes to Consolidated Financial Statements.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: May 10, 2016