Form 10-Q
period 2016-06-30
CAPITAL PROPERTIES INC /RI/
filed 2016-07-29
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I

Item 1. Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31, 2015
	2016
	(unaudited)
ASSETS
Properties and equipment (net of accumulated depreciation)	$19,503,000	$19,833,000
Cash	1,972,000	2,225,000
Income taxes receivable	126,000	—
Prepaid and other	599,000	623,000

	$22,200,000	$22,681,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Dividend notes payable	$10,608,000	$11,787,000
Accounts payable and accrued expenses:
Property taxes	295,000	282,000
Environmental remediation	79,000	79,000
Other	252,000	501,000
Income taxes payable	—	66,000
Deferred income taxes, net	4,602,000	4,720,000

	15,836,000	17,435,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	5,516,000	4,398,000

	6,364,000	5,246,000

	$22,200,000	$22,681,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenues:
Leasing	$1,367,000	$1,334,000	$2,618,000	$2,514,000
Petroleum storage facility	890,000	880,000	1,772,000	1,755,000

	2,257,000	2,214,000	4,390,000	4,269,000

Expenses:
Leasing	215,000	221,000	429,000	446,000
Petroleum storage facility	588,000	621,000	1,166,000	1,304,000
General and administrative	331,000	253,000	647,000	573,000
Interest on notes:
Bank loan	—	23,000	—	48,000
Dividend notes	166,000	147,000	313,000	295,000

	1,300,000	1,265,000	2,555,000	2,666,000

Income before income taxes	957,000	949,000	1,835,000	1,603,000

Income tax expense (benefit):
Current	417,000	446,000	835,000	800,000
Deferred	(43,000)	(71,000)	(118,000)	(171,000)

	374,000	375,000	717,000	629,000

Net income	$583,000	$574,000	$1,118,000	$974,000

Basic income per common share based upon 6,599,912 shares outstanding	$.09	$.09	$.17	$.15

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$1,118,000	$974,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	347,000	436,000
Amortization of deferred costs	18,000	23,000
Deferred income taxes	(118,000)	(171,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and`current income taxes	(422,000)	(61,000)

Net cash provided by operating activities	943,000	1,201,000

Cash flows from investing activities:
Purchases of properties and equipment	(17,000)	(230,000)

Cash flows from financing activities:
Partial redemption of dividend notes payable	(1,179,000)	—
Principal payments on note payable, bank	—	(1,143,000)

Cash used in financing activities	(1,179,000)	(1,143,000)

Decrease in cash	(253,000)	(172,000)
Cash, beginning	2,225,000	2,927,000

Cash, ending	$1,972,000	$2,755,000

Supplemental disclosures:
Cash paid for:
Income taxes	$1,027,000	$753,000

Interest	$295,000	$339,000

Non-cash investing and financing activities, capital expenditures financed through accounts payable	$—	$98,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

The accompanying condensed consolidated balance sheet as of December 31, 2015, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and the cash flows for the six months ended June 30, 2016 and 2015.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	June 30,	December 31,
	2016	2015
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,820,000	5,808,000

	10,521,000	10,509,000

Petroleum storage facility, on lease:
Land and land improvements	6,081,000	6,076,000
Buildings and structures	1,867,000	1,867,000
Tanks and equipment	14,770,000	14,770,000

	22,718,000	22,713,000

Office equipment	112,000	112,000

	33,351,000	33,334,000

Less accumulated depreciation:
Properties on lease or held for lease	1,323,000	1,214,000
Petroleum storage facility, on lease	12,434,000	12,199,000
Office equipment	91,000	88,000

	13,848,000	13,501,000

	$19,503,000	$19,833,000

5.	Notes payable:

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

On June 15, 2016, the Company redeemed 10 percent of the face value of its outstanding Dividend Notes ($1,179,000) to note holders of record on June 2, 2016. At June 30, 2016, the remaining balance is $10,608,000.

6.	Description of leasing arrangements:

Long-term land leases:

As of June 30, 2016, the Company had entered into nine long-term land leases. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. Real property taxes attributable to the Company’s land under these leases totaled $367,000 and $605,000, respectively, for the three and six months ended June 30, 2016, and $307,000 and $615,000, respectively, for the three and six months ended June 30, 2015.

With respect to the Parcel 6B and 6C leases, each lessee has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice. To date, no notice of termination has been received by the Company. The current annual rent on Parcel 6B and 6C are $195,000 and $200,000, respectively.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045. The Lamar lease provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2016 and 2015, the percentage rent totaled $118,000 and $155,000, respectively, which amounts are included in leasing revenues on the accompanying consolidated statements of income for the three and six months ended June 30, 2016 and 2015.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a short-term cancellable lease.

At June 30, 2016, the Company has three tenants occupying 54 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $125,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At June 30, 2016, there was no excess of straight-line over contractual rentals; at December 31, 2015, the excess of straight-line over contractual rentals was $1,000, which is included in prepaid and other on the accompanying consolidated balance sheet. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

7.	Petroleum storage facility and environmental incidents:

Leasing of the Facility:

On May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (“the Agreement”) with Sprague Operating Resources, LLC (“Sprague”) for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. On May 1, 2016, the annual rent increased $39,000. There was no change in the base rent on May 1, 2015 because the cost-of-living decreased from May 1, 2014. In addition, the Company will receive an additional $.15 for each barrel of throughput at the facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). The total throughput for the years ended April 30, 2016 and 2015 did not exceed 3,500,000 barrels. Sprague had the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days had the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given. On April 28, 2016, the Company received notice from Sprague that, effective April 30, 2017, Sprague is terminating the Agreement. The Company is reviewing its options for the petroleum storage facility upon termination of the Sprague lease.

Commencing May 1, 2015, Sprague is obligated to reimburse the Company for any real property taxes in excess of $290,000. For the year 2016, there was an increase in the assessment but a decrease in the tax rate, resulting in no additional payment being due from Sprague. For the year 2015, there was no increase in the assessment or tax rate and therefore no additional payment was due from Sprague.

The Company incurred $108,000 in fees in connection with the execution of the Agreement, which amounts are being amortized on the straight-line method over the three-year non-cancellable portion of the term of the Agreement and are included in petroleum storage facility expenses on the accompanying consolidated statements of income for the three and six months ended June 30, 2016 and 2015. At June 30, 2016 and December 31, 2015, unamortized deferred agreement costs were $30,000 and $48,000, respectively, which are included in prepaid and other on the accompanying consolidated balance sheets.

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

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	June 30,	December 31,
	2016	2015
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$4,659,000	$4,725,000
Insurance premiums and accrued leasing revenues	80,000	137,000

	4,739,000	4,862,000
Deferred tax assets	(137,000)	(142,000)

	$4,602,000	$4,720,000

9.	Operating segment disclosures:

The Company operates in two segments, leasing and petroleum storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Leasing:
Revenues:
Long-term land leases:
Contractual	$1,000,000	$940,000	$1,993,000	$1,875,000
Contingent	142,000	175,000	169,000	200,000
Short-term leases	225,000	219,000	456,000	439,000

Total revenues	$1,367,000	$1,334,000	$2,618,000	$2,514,000

Property tax expense	$117,000	$102,000	$224,000	$210,000

Depreciation	$55,000	$53,000	$109,000	$107,000

Income before income taxes	$1,152,000	$1,113,000	$2,189,000	$2,068,000

Assets	$9,487,000	$9,810,000	$9,487,000	$9,810,000

Properties and equipment, additions	$1,000	$257,000	$12,000	$257,000

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Petroleum storage:
Revenues, contractual	$890,000	$880,000	$1,772,000	$1,755,000

Property tax expense	$67,000	$69,000	$141,000	$144,000

Depreciation	$118,000	$164,000	$235,000	$326,000

Income (loss) before income taxes	$302,000	$259,000	$606,000	$451,000

Assets	$10,901,000	$10,960,000	$10,901,000	$10,960,000

Properties and equipment, additions	$—	$71,000	$5,000	$71,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Revenues for operating segments:
Leasing	$1,367,000	$1,334,000	$2,618,000	$2,514,000
Petroleum storage	890,000	880,000	1,772,000	1,755,000

Total consolidated revenues	$2,257,000	$2,214,000	$4,390,000	$4,269,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$117,000	$102,000	$224,000	$210,000
Petroleum storage	67,000	69,000	141,000	144,000

	184,000	171,000	365,000	354,000
Unallocated corporate property tax expense	1,000	1,000	2,000	2,000

Total consolidated property tax expense	$185,000	$172,000	$367,000	$356,000

Depreciation:
Depreciation for operating segments:
Leasing	$55,000	$53,000	$109,000	$107,000
Petroleum storage segment:	118,000	164,000	235,000	326,000

	173,000	217,000	344,000	433,000
Unallocated corporate depreciation	1,000	1,000	3,000	3,000

Total consolidated depreciation	$174,000	$218,000	$347,000	$436,000

Income (loss) before income taxes:
Income (loss) before income taxes for operating segments:
Leasing	$1,152,000	$1,113,000	$2,189,000	$2,068,000
Petroleum storage	302,000	259,000	606,000	451,000

	1,454,000	1,372,000	2,795,000	2,519,000
Unallocated corporate expenses	(331,000)	(253,000)	(647,000)	(573,000)
Interest expense	(166,000)	(170,000)	(313,000)	(343,000)

Total consolidated income before income taxes	$957,000	$949,000	$1,835,000	$1,603,000

Assets:
Assets for operating segments:
Leasing	$9,487,000	$9,810,000	$9,487,000	$9,810,000
Petroleum storage	10,901,000	10,960,000	10,901,000	10,960,000

	20,388,000	20,770,000	20,388,000	20,770,000
Corporate cash	1,665,000	2,299,000	1,665,000	2,299,000
Other unallocated amounts	147,000	29,000	147,000	29,000

Total consolidated assets	$22,200,000	$23,098,000	$22,200,000	$23,098,000

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$1,000	$257,000	$12,000	$257,000
Petroleum storage	—	71,000	5,000	71,000

Total consolidated additions	$1,000	$328,000	$17,000	$328,000

10.	Fair value of financial instruments:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectibility of the accrued leasing revenues when due over the terms of the long-term land leases and the early termination of the Parcel 6B and Parcel 6C land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the marketing of the petroleum terminal for lease; and exposure to contamination, remediation or similar costs associated with the operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

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

Dividend notes:

On December 7, 2012, the Board of Directors of the Company declared an extraordinary dividend of $2.25 per share on its Class A and Class B common stock to shareholders of record on December 17, 2012. On December 27, 2012, the Company paid out $3,063,000 in cash and issued $11,787,000 in principal face amount of 5% dividend notes due December 26, 2022 (the “Dividend Notes”). The Dividend Notes are unsecured general obligations of the Company bearing interest at the annual rate of 5% payable semi-annually on June 15 and December 15 to note holders of record on June 1 and December 1 of each year. The Dividend Notes may be redeemed in whole or in part at any time and from time to time at the option of the Company. The Dividend Notes are subject to mandatory redemption in an amount equal to the Net Proceeds from the sale of any real property owned by the Company or any of its subsidiaries. Net Proceeds means the gross cash received by the Company from any such sale reduced by the sum of (a) costs relating to the sale, (b) federal and state income taxes as a result of the sale, and (c) the amount used by the Company to pay in whole or in part financial institution debts secured by a mortgage of the Company’s or any subsidiary’s real property regardless of whether such mortgage encumbers the property sold. The Company has obligated itself not to grant any mortgages on any of its property located in the Capitol Center District in Providence, Rhode Island, other than Parcels 3S and 5, and to cause its subsidiaries not to grant any such mortgages, in each case without the consent of the holders of two-thirds of the outstanding principal face amount of the Dividend Notes. The Dividend Notes contain other customary terms and conditions. On June 15, 2016, the Company redeemed 10 percent of the face value of its outstanding Dividend Notes ($1,179,000) to note holders of record on June 2, 2016. At June 30, 2016, the remaining balance is $10,608,000. Interest payments on an annual basis after the partial redemption total $530,000.

Petroleum storage facility:

On May 1, 2014, the Company entered into a Petroleum Storage Services Agreement (“the Agreement”) with Sprague Operating Resources, LLC (“Sprague”) for the lease of its entire storage capacity of 1,004,000 barrels for a term of five years. The base rent is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. On May 1, 2016, the annual rent increased $39,000. In addition, the Company will receive an additional $.15 for each barrel of throughput at the facility in excess of 3,500,000 barrels in any contract year (May 1 to April 30). The total throughput for the years ended April 30, 2016 and 2015 did not exceed 3,500,000 barrels. Sprague had the right to extend the Agreement for two additional terms of five years each, provided that Sprague gives at least twelve months’ notice prior to the expiration of the initial or the extension term, as applicable. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term, either party during the following thirty days had the right to terminate the Agreement as of April 30 of the year next following the year in which notice of termination is given. On April 28, 2016, the Company received notice from Sprague that, effective April 30, 2017, Sprague is terminating the Agreement. The Company is reviewing its options for the petroleum storage facility upon termination of the Sprague lease.

Commencing May 1, 2015, Sprague is obligated to reimburse the Company for any real property taxes in excess of $290,000. For the year 2016, there was an increase in the assessment and a decrease in the rate, resulting in no additional payment being due from Sprague. There was no increase in the assessment or tax rate for the year 2015 and therefore no additional payment was due from Sprague.

During the first six months of 2016, the Company’s operating activities provided $943,000 of cash which was $258,000 less than the cash provided by operating activities for the six months ended June 30, 2015. At June 30, 2016, cash decreased $253,000 from yearend due substantially to the partial redemption payment on the Dividend Notes.

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At June 30, 2016, the Company had cash of $1,972,000. The Company and its three subsidiary companies each maintain a checking account in the same bank, each of which accounts is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held.

On April 1, 2016, under the terms of the long-term land lease on Parcel 9, the scheduled annual contractual rent increased $18,000. On May 1, 2016, under the terms of the Agreement with Sprague, the annual rent increased $39,000.

At June 30, 2016, the Company has three tenants occupying 54 percent of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $125,000. The Company is currently marketing the remaining portions of the building for lease.

In light of the extraordinary dividend paid in December 2012, at each of the quarterly Board meetings held in 2015 and 2016, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended June 30, 2016 compared to three months ended June 30, 2015:

Leasing segment:

	2016	2015	Difference
Leasing revenues	$1,367,000	$1,334,000	$33,000
Leasing expense	215,000	221,000	$(6,000)

	$1,152,000	$1,113,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases and increases under short-term leases, offset in part by a decrease in the percentage rent under the Lamar lease. Leasing expense remained at approximately the same level. However, a decrease in repairs and maintenance at the Steeple Street Building was offset in part by an increase in the City of Providence real estate taxes.

Petroleum storage segment:

	2016	2015	Difference
Petroleum storage facility revenues	$890,000	$880,000	$10,000
Petroleum storage facility expense	588,000	621,000	$(33,000)

	$302,000	$259,000

Petroleum storage facility revenues increased due to a scheduled cost-of-living rent adjustment under the Sprague lease effective May 1, 2016. Petroleum storage facility expense decreased due to lower depreciation expense due to certain assets becoming fully depreciated in 2015 and a decrease in insurance premiums.

General:

For the three months ended June 30, 2016, general and administrative expense increased $78,000 due to an increase in legal fees and costs associated with the partial redemption payment on the Dividend Notes.

Interest expense:

For the three months ended June 30, 2016 and 2015, the interest expense, dividend notes was $166,000 and $147,000, respectively. In November 2015, the Company paid the bank loan in full. The interest expense, bank loan for the three months ended June 30, 2015 was $23,000.

Six months ended June 30, 2016 compared to six months ended June 30, 2015:

Leasing segment:

	2016	2015	Difference
Leasing revenues	$2,618,000	$2,514,000	$104,000
Leasing expense	429,000	446,000	$(17,000)

	$2,189,000	$2,068,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases and increases under short-term leases, offset in part by a decrease in the percentage rent under the Lamar lease. Leasing expense decreased due to a decrease in repairs and maintenance at the Steeple Street Building and insurance offset in part by an increase in the City of Providence real estate taxes.

Petroleum storage segment:

	2016	2015	Difference
Petroleum storage facility revenues	$1,772,000	$1,755,000	$17,000
Petroleum storage facility expense	1,166,000	1,304,000	$(138,000)

	$606,000	$451,000

Petroleum storage facility revenues increased due to a scheduled cost-of-living rent adjustment under the Sprague lease effective May 1, 2016 and miscellaneous reimbursements. Petroleum storage facility expense decreased due to lower depreciation expense due to certain assets becoming fully depreciated in 2015 and a decrease in insurance premiums.

General:

For the six months ended June 30, 2016, general and administrative expense increased $74,000 due to an increase in legal fees and costs associated with the partial redemption payment on the Dividend Notes.

Interest expense:

For the six months ended June 30, 2016 and 2015, the interest expense, dividend notes was $313,000 and $295,000, respectively. In November 2015, the Company paid the bank loan in full. The interest expense, bank loan for the six months ended June 30, 2015 was $48,000.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

(b)	Exhibits:

	3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s report on Form 8-K filed on April 24, 2013).

	3.2	By-laws, as amended, April 26, 2016

	10	Material contracts:

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

	31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

	31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

	32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016, filed with the Securities and Exchange Commission on July 29, 2016, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015

(ii) Consolidated Statements of Income for the Three Months and Six Months ended June 30, 2016 and 2015

(iii) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2016 and 2015

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

DATED: July 29, 2016