Form 10-Q
period 2016-09-30
CAPITAL PROPERTIES INC /RI/
filed 2016-11-08
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I

Item 1. Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Properties and equipment (net of accumulated depreciation)	$19,343,000	$19,833,000
Cash	2,971,000	2,225,000
Income taxes receivable	92,000	—
Prepaid and other	517,000	623,000

	$22,923,000	$22,681,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Dividend notes payable	$10,608,000	$11,787,000
Accounts payable and accrued expenses:
Property taxes	295,000	282,000
Environmental remediation	77,000	79,000
Other	453,000	501,000
Income taxes payable	—	66,000
Deferred income taxes, net	4,597,000	4,720,000

	16,030,000	17,435,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,045,000	4,398,000

	6,893,000	5,246,000

	$22,923,000	$22,681,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Revenues:
Leasing	$1,242,000	$1,249,000	$3,860,000	$3,763,000
Petroleum storage facility	892,000	883,000	2,664,000	2,638,000

	2,134,000	2,132,000	6,524,000	6,401,000

Expenses:
Leasing	193,000	207,000	622,000	653,000
Petroleum storage facility	648,000	561,000	1,814,000	1,865,000
General and administrative	294,000	255,000	941,000	828,000
Interest on notes:
Bank loan	—	14,000	—	62,000
Dividend notes	132,000	147,000	445,000	442,000

	1,267,000	1,184,000	3,822,000	3,850,000

Income before income taxes	867,000	948,000	2,702,000	2,551,000

Income tax expense (benefit):
Current	343,000	345,000	1,178,000	1,145,000
Deferred	(5,000)	27,000	(123,000)	(144,000)

	338,000	372,000	1,055,000	1,001,000

Net income	$529,000	$576,000	$1,647,000	$1,550,000

Basic income per common share based upon 6,599,912 shares outstanding	$.08	$.08	$.25	$.23

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$1,647,000	$1,550,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	507,000	606,000
Amortization of deferred costs	28,000	33,000
Deferred income taxes	(123,000)	(144,000)
Other, principally net changes in prepaids, accounts payable, accrued expenses and’ current income taxes	(117,000)	(131,000)

Net cash provided by operating activities	1,942,000	1,914,000

Cash flows from investing activities:
Purchases of properties and equipment	(17,000)	(349,000)

Cash flows from financing activities:
Partial redemption of dividend notes payable	(1,179,000)	—
Principal payments on note payable, bank	—	(2,214,000)

Cash used in financing activities	(1,179,000)	(2,214,000)

Increase (decrease) in cash	746,000	(649,000)
Cash, beginning	2,225,000	2,927,000

Cash, ending	$2,971,000	$2,278,000

Supplemental disclosures:
Cash paid for:
Income taxes	$1,336,000	$1,158,000

Interest	$295,000	$350,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

The accompanying condensed consolidated balance sheet as of December 31, 2015, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, and the cash flows for the nine months ended September 30, 2016 and 2015.

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

4.	Properties and equipment:

Properties and equipment consists of the following:

	September 30,	December 31,
	2016	2015
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,820,000	5,808,000

	10,521,000	10,509,000

Petroleum storage facility, on lease:
Land and land improvements	6,081,000	6,076,000
Buildings and structures	1,867,000	1,867,000
Tanks and equipment	14,770,000	14,770,000

	22,718,000	22,713,000

Office equipment	112,000	112,000

	33,351,000	33,334,000

Less accumulated depreciation:
Properties on lease or held for lease	1,365,000	1,214,000
Petroleum storage facility, on lease	12,550,000	12,199,000
Office equipment	93,000	88,000

	14,008,000	13,501,000

	$19,343,000	$19,833,000

5.	Notes payable:

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

On June 15, 2016, the Company redeemed 10 percent of the face value of its outstanding Dividend Notes ($1,179,000) to note holders of record on June 2, 2016. At September 30, 2016, the remaining balance is $10,608,000.

6.	Description of leasing arrangements:

Long-term land leases:

As of September 30, 2016, the Company had entered into nine long-term land leases. Of the nine parcels, seven have had improvements constructed thereon.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. Real property taxes attributable to the Company’s land under these leases totaled $305,000 and $910,000, respectively, for the three and nine months ended September 30, 2016, and $308,000 and $923,000, respectively, for the three and nine months ended September 30, 2015.

With respect to the Parcel 6B and 6C leases, each lessee has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice. To date, no notice of termination has been received by the Company. The current annual rent on Parcel 6B and 6C are $195,000 and $200,000, respectively.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045. The Lamar lease provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2016 and 2015, the percentage rent totaled $118,000 and $155,000, respectively, which amounts are included in leasing revenues on the accompanying consolidated statements of income for the nine months ended September 30, 2016 and 2015.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a short-term cancellable lease.

At September 30, 2016, the Company has three tenants occupying 54 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $125,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At September 30, 2016, there was no excess of straight-line over contractual rentals; at December 31, 2015, the excess of straight-line over contractual rentals was $1,000, which is included in prepaid and other on the accompanying consolidated balance sheet. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

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

The Company incurred $108,000 in fees in connection with the execution of the Agreement, which amounts are being amortized on the straight-line method over the three-year non-cancellable portion of the term of the Agreement and are included in petroleum storage facility expenses on the accompanying consolidated statements of income for the three and nine months ended September 30, 2016 and 2015. At September 30, 2016 and December 31, 2015, unamortized deferred agreement costs were $20,000 and $48,000, respectively, which are included in prepaid and other on the accompanying consolidated balance sheets.

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

The parties agreed to stay the litigation pending a determination by the Rhode Island Supreme Court on the Power Test appeal. On September 12, 2016, the parties entered into a Tolling Agreement under which the statute of limitations is tolled to not later than sixty days following implementation by Power Test of the RIDEM approved remediation plan. On September 19, 2016, the parties dismissed the litigation without prejudice.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through 2006, the Company had expended $119,000 and has not incurred any significant costs since then. In 2011, RIDEM notified the company to proceed with the next phase of the approval process, notifying the abutters of the proposed remediation system even though RIDEM has not yet taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. In 2014, the Company engaged new consultants to work with RIDEM to develop the next phase of the approval process. While the Company and its consulting engineers believe that the proposed active remediation system will correct the situation, it is possible that RIDEM could require the Company to expand remediation efforts, which could result in the Company incurring costs in excess of the remaining accrual of $77,000.

8.	Income taxes:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	September 30,	December 31,
	2016	2015
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$4,633,000	$4,725,000
Insurance premiums and accrued leasing revenues	92,000	137,000

	4,725,000	4,862,000
Deferred tax assets	(128,000)	(142,000)

	$4,597,000	$4,720,000

9.	Operating segment disclosures:

The Company operates in two segments, leasing and petroleum storage.

The Company makes decisions relative to the allocation of resources and evaluates performance based on each segment’s respective income before income taxes, excluding interest expense and certain corporate expenses.

Inter-segment revenues are immaterial in amount.

The following financial information is used for making operating decisions and assessing performance of each of the Company’s segments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Leasing:
Revenues:
Long-term land leases:
Contractual	$1,003,000	$993,000	$2,996,000	$2,868,000
Contingent	25,000	32,000	194,000	232,000
Short-term leases	214,000	224,000	670,000	663,000

Total revenues	$1,242,000	$1,249,000	$3,860,000	$3,763,000

Property tax expense	$112,000	$106,000	$336,000	$316,000

Depreciation	$42,000	$44,000	$151,000	$151,000

Income before income taxes	$1,049,000	$1,042,000	$3,238,000	$3,110,000

Assets	$9,656,000	$9,670,000	$9,656,000	$9,670,000

Properties and equipment, additions	$—	$6,000	$12,000	$263,000

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Petroleum storage:
Revenues, contractual	$892,000	$883,000	$2,664,000	$2,638,000

Property tax expense	$73,000	$73,000	$214,000	$217,000

Depreciation	$116,000	$124,000	$351,000	$450,000

Income (loss) before income taxes	$244,000	$322,000	$850,000	$773,000

Assets	$11,214,000	$11,071,000	$11,214,000	$11,071,000

Properties and equipment, additions	$—	$15,000	$5,000	$86,000

The following is a reconciliation of the segment information to the amounts reported in the accompanying consolidated financial statements for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Revenues for operating segments:
Leasing	$1,242,000	$1,249,000	$3,860,000	$3,763,000
Petroleum storage	892,000	883,000	2,664,000	2,638,000

Total consolidated revenues	$2,134,000	$2,132,000	$6,524,000	$6,401,000

Property tax expense:
Property tax expense for operating segments:
Leasing	$112,000	$106,000	$336,000	$316,000
Petroleum storage	73,000	73,000	214,000	217,000

	185,000	179,000	550,000	533,000
Unallocated corporate property tax expense	—	—	2,000	2,000

Total consolidated property tax expense	$185,000	$179,000	$552,000	$535,000

Depreciation:
Depreciation for operating segments:
Leasing	$42,000	$44,000	$151,000	$151,000
Petroleum storage segment:	116,000	124,000	351,000	450,000

	158,000	168,000	502,000	601,000
Unallocated corporate depreciation	2,000	2,000	5,000	5,000

Total consolidated depreciation	$160,000	$170,000	$507,000	$606,000

Income before income taxes:
Income before income taxes for operating segments:
Leasing	$1,049,000	$1,042,000	$3,238,000	$3,110,000
Petroleum storage	244,000	322,000	850,000	773,000

	1,293,000	1,364,000	4,088,000	3,883,000
Unallocated corporate expenses	(294,000)	(255,000)	(941,000)	(828,000)
Interest expense	(132,000)	(161,000)	(445,000)	(504,000)

Total consolidated income before income taxes	$867,000	$948,000	$2,702,000	$2,551,000

Assets:
Assets for operating segments:
Leasing	$9,656,000	$9,670,000	$9,656,000	$9,670,000
Petroleum storage	11,214,000	11,071,000	11,214,000	11,071,000

	20,870,000	20,741,000	20,870,000	20,741,000
Corporate cash	1,942,000	1,885,000	1,942,000	1,885,000
Other unallocated amounts	111,000	27,000	111,000	27,000

Total consolidated assets	$22,923,000	$22,653,000	$22,923,000	$22,653,000

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Properties and equipment:
Additions to properties and equipment for operating segments:
Leasing	$—	$6,000	$12,000	$263,000
Petroleum storage	—	15,000	5,000	86,000

Total consolidated additions	$—	$21,000	$17,000	$349,000

10.	Fair value of financial instruments:

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

Dividend notes:

On December 7, 2012, the Board of Directors of the Company declared an extraordinary dividend of $2.25 per share on its Class A and Class B common stock to shareholders of record on December 17, 2012. On December 27, 2012, the Company paid out $3,063,000 in cash and issued $11,787,000 in principal face amount of 5% dividend notes due December 26, 2022 (the “Dividend Notes”). The Dividend Notes are unsecured general obligations of the Company bearing interest at the annual rate of 5% payable semi-annually on June 15 and December 15 to note holders of record on June 1 and December 1 of each year. The Dividend Notes may be redeemed in whole or in part at any time and from time to time at the option of the Company. The Dividend Notes are subject to mandatory redemption in an amount equal to the Net Proceeds from the sale of any real property owned by the Company or any of its subsidiaries. Net Proceeds means the gross cash received by the Company from any such sale reduced by the sum of (a) costs relating to the sale, (b) federal and state income taxes as a result of the sale, and (c) the amount used by the Company to pay in whole or in part financial institution debts secured by a mortgage of the Company’s or any subsidiary’s real property regardless of whether such mortgage encumbers the property sold. The Company has obligated itself not to grant any mortgages on any of its property located in the Capitol Center District in Providence, Rhode Island, other than Parcels 3S and 5, and to cause its subsidiaries not to grant any such mortgages, in each case without the consent of the holders of two-thirds of the outstanding principal face amount of the Dividend Notes. The Dividend Notes contain other customary terms and conditions. On June 15, 2016, the Company redeemed 10 percent of the face value of its outstanding Dividend Notes ($1,179,000) to note holders of record on June 2, 2016. At September 30, 2016, the remaining balance is $10,608,000. Interest payments on an annual basis after the partial redemption total $530,000.

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

During the first nine months of 2016, the Company’s operating activities provided $1,942,000 of cash which was $28,000 more than the cash provided by operating activities for the nine months ended September 30, 2015. At September 30, 2016, cash increased $746,000 from year-end.

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At September 30, 2016, the Company had cash of $2,971,000. The Company and its three subsidiary companies each maintain a checking account in the same bank, each of which accounts is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held.

On April 1, 2016, under the terms of the long-term land lease on Parcel 9, the scheduled annual contractual rent increased $18,000. On May 1, 2016, under the terms of the Agreement with Sprague, the annual rent increased $39,000.

At September 30, 2016, the Company has three tenants occupying 54 percent of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $125,000. The Company is currently marketing the remaining portions of the building for lease.

In light of the extraordinary dividend paid in December 2012, at each of the quarterly Board meetings held in 2015 and 2016, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended September 30, 2016 compared to three months ended September 30, 2015:

Leasing segment:

	2016	2015	Difference
Leasing revenues	$1,242,000	$1,249,000	$(7,000)
Leasing expense	193,000	207,000	$(14,000)

	$1,049,000	$1,042,000

Leasing revenue decreased due to the termination of a lease at the Steeple Street Building, offset in part by scheduled increases in rentals under long-term land leases. Leasing expense decreased due to a decrease in repairs and maintenance at the Steeple Street Building and a decrease in insurance premiums was offset in part by an increase in the City of Providence real estate taxes.

Petroleum storage segment:

	2016	2015	Difference
Petroleum storage facility revenues	$892,000	$883,000	$9,000
Petroleum storage facility expense	648,000	561,000	$87,000

	$244,000	$322,000

Petroleum storage facility revenues increased due to a scheduled cost-of-living rent adjustment under the Sprague lease effective May 1, 2016. Petroleum storage facility expense increased due to increases in repairs and maintenance expense and legal fees incurred in connection with consideration of strategic alternatives for the Terminal, offset in part by a decrease in insurance premiums.

General:

For the three months ended September 30, 2016, general and administrative expense increased $39,000 due to an increase in legal fees incurred in connection with the partial redemption of the Dividend Notes.

Interest expense:

For the three months ended September 30, 2016 and 2015, the interest expense, Dividend Notes was $132,000 and $147,000, respectively. The interest on the Dividend Notes decreased due to the partial redemption payment of $1,179,000 made on June 15, 2016. In November 2015, the Company paid the bank loan in full. The interest expense, bank loan for the three months ended September 30, 2015 was $14,000.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015:

Leasing segment:

	2016	2015	Difference
Leasing revenues	$3,860,000	$3,763,000	$97,000
Leasing expense	622,000	653,000	$(31,000)

	$3,238,000	$3,110,000

Leasing revenue increased due to scheduled increases in rentals under long-term land leases, offset in part by a decrease in the percentage rent under the Lamar lease and the termination of a lease at the Steeple Street Building. Leasing expense decreased due to a decrease in repairs and maintenance at the Steeple Street Building and a decrease in insurance premiums, offset in part by an increase in the City of Providence real estate taxes.

Petroleum storage segment:

	2016	2015	Difference
Petroleum storage facility revenues	$2,664,000	$2,638,000	$26,000
Petroleum storage facility expense	1,814,000	1,865,000	$(51,000)

	$850,000	$773,000

Petroleum storage facility revenues increased due to a scheduled cost-of-living rent adjustment under the Sprague lease effective May 1, 2016 and miscellaneous reimbursements. Petroleum storage facility expense decreased due to lower depreciation expense due to certain assets becoming fully depreciated in 2015 and a decrease in insurance premiums, offset in part by legal fees incurred in connection with consideration of strategic alternatives for the Terminal.

General:

For the nine months ended September 30, 2016, general and administrative expense increased $113,000 due to an increase in legal fees and costs associated with the partial redemption payment on the Dividend Notes.

Interest expense:

For the nine months ended September 30, 2016 and 2015, the interest expense, dividend notes was $445,000 and $442,000, respectively. In November 2015, the Company paid the bank loan in full. The interest expense, bank loan for the nine months ended September 30, 2015 was $62,000.

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

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation. Management discusses with and discloses these matters to the Audit Committee of the Board of Directors and the Company’s independent auditors.

PART II – OTHER INFORMATION

Item 6. Exhibits

(b)	Exhibits:

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s report on Form 8-K filed on April 24, 2013).

3.2	By-laws, as amended, April 26, 2016 (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10	Material contracts:

(a)	Petroleum Storage Services Agreement between Sprague Operating Resources LLC and Company:

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

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 8, 2016, formatted in eXtensible Business Reporting Language:

(i)	Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015

(ii)	Consolidated Statements of Income for the Three Months and Nine Months ended September 30, 2016 and 2015

(iii)	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2016 and 2015

(iv)	Notes to Consolidated Financial Statements.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: November 8, 2016