Form 10-K
period 2016-12-31
CAPITAL PROPERTIES INC /RI/
filed 2017-03-27
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $16,400,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of March 1, 2017, the Company had 6,599,912 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on April 25, 2017, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

FORWARD-LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectibility of the accrued leasing revenues when due over the terms of the long-term land leases and the early termination of the Parcel 6B and Parcel 6C land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; and exposure to remediation costs associated with its former ownership of a petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

Item 1.	Business

Organizational History

The Company was organized as a business corporation under the laws of Rhode Island in 1983 as Providence and Worcester Company and is the successor by merger in 1983 to a corporation also named Providence and Worcester Company which was organized under the laws of Delaware in 1979. In 1984, the Company’s name was changed to Capital Properties, Inc.

Segments

Prior to December 20, 2016, the Company operated in two segments: leasing and petroleum storage. On December 20, 2016, the Company’s Board of Directors authorized the sale of the Company’s petroleum storage facility and related assets to Sprague Operating Resources, LLC, a subsidiary of Sprague Resources LP (collectively referred to as “Sprague”), for a purchase price of $23 Million (subject to certain adjustments) resulting in the petroleum storage business (the “Petroleum Segment”) being classified as discontinued operations for all periods presented. On January 24, 2017, the Company entered into a definitive purchase and sale agreement with Sprague (the “Sale Agreement”) and the transaction was consummated on February 10, 2017. See Notes 9 and 10 to the Consolidated Financial Statements for further discussion.

The Board’s decision to authorize the sale of the Petroleum Segment to Sprague, which has been exclusively leasing the petroleum storage facility and related assets since May 1, 2014, was partly based on an evaluation of the Petroleum Segment’s economic future as solely a distillate terminal and the significant capital investment and substantial risk related to converting a significant portion of the petroleum storage facility to gasoline in order to increase revenue. The Board concluded that a sale to Sprague was in the best interest of the Company’s shareholders. As a result of the sale of its petroleum storage and related assets, the Company’s operations are limited to leasing its real estate interests.

Leasing Business

The Company’s principal business is the leasing of Company-owned land in the Capital Center area (“Capital Center”) in downtown Providence, Rhode Island under long-term ground leases. The Company owns approximately 18 acres in the Capital Center consisting of 13 individual parcels. The Capital Center (approximately 77 acres of land) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (“Amtrak”) and the Company during the 1980’s in which two rivers, the Moshassuck and the Woonasquatucket, were moved, Amtrak’s Northeast Corridor rail line was relocated, a new Amtrak/commuter railroad station was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area.

With the exception of the Steeple Street property (see Parcel 20 defined below), the Company has not acted, and does not intend to act, as a developer with respect to any improvements constructed on Company-owned parcels. Rather, the Company offers individual parcels for lease pursuant to long-term ground leases with terms of 99 years or more.

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

The Company first began offering parcels for lease in the Capital Center area in the late 1980’s. As of December 31, 2016, nine parcels have been leased by the Company under long-term leases of 99 years or more. Of the nine parcels, eight have improvements constructed thereon or under construction as follows:

•	13-story office building (235,000 gross square feet)

•	8-story 225-unit residential building (454,000 gross square feet)

•	4-story office building (114,000 gross square feet)

•	10-story office building (210,000 gross square feet)

•	17-story and 19-story residential buildings containing 193 units (307,000 gross square feet) and a 13-story office building (325,000 gross square feet)

•	4-story 96-unit residential building (120,000 gross square feet)

•	330-car public parking garage and

•	4-story 169-unit residential building (248,000 gross square feet), under construction

While seeking developers, the Company also leases Parcels 3E, 3W, 4E and 4W in the Capital Center area for public parking purposes on a short-term basis to Metropark, Ltd.

Parcel 20 Adjacent to the Capital Center

Since the 1980’s, the Company has owned an undeveloped parcel of land adjacent to the Capital Center, which is leased out for public parking purposes on a short-term basis. In 2007, the Company purchased the adjacent parcel containing a three/four-story 18,000 square foot building (the “Steeple Street Building”) and related land for $2,329,000, which, together with the previously-owned land, now comprises Parcel 20, containing 26,600 square feet. The Steeple Street Building is on the State Registry of Historic Buildings. During 2010-2011, the Company substantially rehabilitated the Steeple Street Building. The Steeple Street Building has three commercial tenants with additional space available for lease.

All of the properties described above are shown on a map contained in Exhibit 20.

Lamar Lease

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) under a lease which expires in 2045. All but one of these locations are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and Providence & Worcester Railroad Company (“Railroad”); the remaining location is leased by the Company from a third party with a remaining term of three years.

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

A summary of the long-term leases which have commenced is as follows:

Parcels in Capital Center Area
Parcel Number	Description of Usage	Term of Lease	Termination Date	Options to Extend Lease	Current Annual Contractual Rental	Contingent Rental	Next Periodic Rental Adjustment	Annual Rent After Next Adjustment and/or Type of Next Adjustment

2	Residential/Office	103 Yrs.	2108	Two 75-Year	$456,000	None	2018	Cost-of-Living Adjustment

3S	Office	99 Yrs.	2087	None	$618,000	None	2019	Appraisal

5	Residential	149 Yrs.	2142	None	$540,000	1% Gross Revenues	2033	Appraisal

6A	Residential	99 Yrs.	2107	Two 50-Year	$334,000	None	2019	$367,000

6B	Residential	99 Yrs.	2107	Two 50-Year	$195,000	None	2019	$214,000

6C	Residential/Office	99 Yrs.	2107	Two 50-Year	$200,000	None	2019	$220,000

7A	Garage	99Yrs.	2104	Two 75-Year	$122,000	None	2017	Appraisal

8	Office	99 Yrs.	2090	None	$290,000	1% Gross Revenues	2020	Appraisal

9	Office	149 Yrs.	2153	None	$378,000	None	2021	$397,000

Lamar
Description of Usage	Term of Lease	Termination Date	Options to Extend Lease	Current Annual Contractual Rental	Contingent Rental	Next Periodic Rental Adjustment	Annual Rent After Next Adjustment and/or Type of Next Adjustment

Billboard	39 Yrs.	2045	See Lamar Lease above	$876,000	See Lamar Lease above	2017	$900,000

Major tenants:

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s leasing revenues for the years ended December 31, 2016 and 2015:

	2016	2015
Lamar Outdoor Advertising, LLC	$984,000	$999,000
Metropark, Ltd	651,000	647,000
One Citizens Plaza Holdings LLC	618,000	618,000
AvalonBay Communities, Inc.	615,000	612,000

	$2,868,000	$2,876,000

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

Employees

As of December 31, 2016, the Company had eleven employees, of which seven were employed exclusively by the Petroleum Segment. As a result of the sale of the Petroleum Segment, the Company now has four employees.

Discontinued Operations

Terminal and Pier Facility

Prior to February 10, 2017, the Company, through its wholly-owned subsidiaries, Dunellen, LLC (“Dunellen”) and Capital Terminal Company, owned and operated a petroleum storage terminal containing 1,004,000 shell barrels (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island. The Terminal utilized the Pier and two 16” pipelines connecting the Pier to the Terminal. During 2016, the Facility was leased to Sprague pursuant to a lease dated May 1, 2014. Sprague paid an annual rent of $3,500,000 and the Company paid substantially all of the operating costs related to the Facility. In April 2016, as permitted by the lease, Sprague gave Dunellen notice of its intention to terminate the lease effective May 1, 2017. In January 2017, the Company took title to the pipelines and the related easement from Getty Properties Corp. (“Getty”). Getty also conveyed to Dunellen all of its interest in and to the Pier. As noted above, on February 10, 2017, the Company sold the Terminal, the Pier and related facilities, including the pipelines, to Sprague. See Notes 9 and 10 to the Consolidated Financial Statements.

Environmental – See Note 6 to the Consolidated Financial Statements for a discussion of environmental matters affecting the Company.

Insurance

The Company maintains what management believes to be adequate levels of insurance.

Item 2.	Properties

The Company owns approximately 18 acres and a historic building in and adjacent to the Capital Center District in Providence, Rhode Island. All of the property and a portion of the building are leased either under long-term leases or short-term leases as more particularly described in Item 1, Leasing Business. The Company also owns or controls 23 locations on which 44 billboard faces have been constructed. All but one these locations are owned by the Company under permanent easements from the Railroad; the remaining location is leased from an unrelated third party with a remaining term of three years.

As of December 31, 2016, the Company also owned the Pier and an approximate 10-acre site in East Providence, Rhode Island on which there are located nine petroleum storage tanks, related distribution racks and a single-story office building which housed the Company’s headquarters and other support operations. On December 20, 2016, the Board of Directors authorized the sale of these properties to Sprague. Accordingly, these properties were reclassified as “Assets held for sale” on the Consolidated Balance Sheets for the years ended December 31, 2015 and 2016. The properties were sold to Sprague on February 10, 2017. See “Discontinued Operations” above and Notes 9 and 10 to Consolidated Financial Statements.

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

	Trading Prices		Dividends
	High	Low	Paid
2016
1st Quarter	11.15	9.90	—
2nd Quarter	10.30	9.50	—
3rd Quarter	12.80	9.65	—
4th Quarter	13.60	10.70	—

2015
1st Quarter	12.70	11.25	—
2nd Quarter	13.10	12.00	—
3rd Quarter	13.00	11.33	—
4th Quarter	13.20	11.05	—

At March 1, 2017, there were 415 holders of record of the Company’s Class A Common Stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U. S. GAAP”). Certain reclassifications have been made to prior year amounts to conform to the present year presentation. The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Notes 9 and 10, Discontinued Operations and Subsequent Events in the accompanying consolidated financial statements for further discussion of these operations.

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

The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the Company’s revenue recognition policy for long-term leases with scheduled rent increases meets the SEC definition of “critical.”

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

Through December 31, 2016, the receivable on this lease has grown to $23,301,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 29 years away.

In 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases). For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 94th year of the lease. Through December 31, 2016, the receivable on this lease is $28,749,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 81 years away.

In 2006, the Company entered into an Amended and Restated Agreement of its lease with Lamar Outdoor Advertising LLC (“Lamar”). In 2013, the lease was extended to 2045 following the conversion of billboards at two locations to electronic boards, as required by the lease, resulting in a current remaining term of 30 years which provides for fixed percentage increases annually. For this lease, the contractual amount paid by Lamar will not exceed the calculated straight-line amount until the 23rd year of the extended lease. Through December 31, 2016, the receivable on this lease is $2,501,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 13 years away.

Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates are closer. Although the Company’s other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that certain future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values. Through December 31, 2016, the receivable on these leases is $15,251,000 and management has not been able to conclude that any portion is collectible as the turnaround dates are approximately 44 years away.

2.	Liquidity and capital resources:

Historically, the Company generates adequate liquidity to fund its operations.

Cash and cash commitments:

At December 31, 2016, the Company had cash of $3,124,000. The Company and its three subsidiary companies each maintain a checking account in the same bank; the aggregate of each Company’s accounts is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held.

Under the terms of the long-term land lease on Parcel 7A, the land will be appraised in the first quarter of 2017 which may result in an increase in rent effective April 1, 2017.

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

At December 31, 2016, the Company has three tenants occupying 54 percent of the Steeple Street Building under short-term leases (five years or less) at a current total annual rental of $125,000. The Company is currently marketing the remaining portions of the building for lease.

In light of the extraordinary dividend paid in December 2012, at each of the quarterly Board meetings held in 2016, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings and financial performance.

At December 31, 2016, the Company has no non-cancellable contract obligations other than one operating lease for a billboard location for which the rent expense is not material in amount.

On February 24, 2017, the Company issued a notice of mandatory redemption of the entire remaining outstanding balance of its Dividend Notes on March 31, 2017. The principal balance plus accrued interest to the date of redemption is $10,764,000. The Company received $19,794,000 from the sale of its petroleum storage business after giving effect to escrows, a credit to Sprague for the cost of constructing a turning dolphin adjacent to the Pier, and other customary closing costs. The Company estimates that the federal and state income taxes arising from the sale will total approximately $8,600,000. The balance of the proceeds will be used to effect the redemption of the Dividend Notes on March 31, 2017.

3.	Results of operations:

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues increased $102,000 from 2015 due to scheduled increases in rentals under long-term land leases and increases under short-term leases, offset in part by a decrease in contingent rent under the Lamar lease. Expenses decreased $31,000 due to a decrease in repairs and maintenance at the Steeple Street Building and a decrease in insurance premiums, offset in part by an increase in the City of Providence real estate taxes.

General and administrative expense increased $74,000 due to legal fees incurred in connection with the partial redemption of the Dividend Notes and other Company initiatives.

For the year ended December 31, 2016 and 2015, the interest expense on the dividend notes was $578,000 and $589,000, respectively. In June 2016, the Company redeemed 10 percent of the face value of the Dividend Notes.

In November 2015, the Company paid the bank loan in full. The interest expense on the bank loan for the year ended December 31, 2015 was $113,000. The remaining deferred financing fees of $49,000 relating to the bank loan were written off and were included in interest expense for 2015. Total deferred financing fees amortized to interest expense for the year ended December 31, 2015 were $57,000.

In 2014, Rhode Island changed the tax rate for corporate taxpayers from 9 percent to 7 percent effective January 1, 2015. As described in Note 7 of the Consolidated Financial Statements for the year ended December 31, 2015, during 2015 the Company determined that a change in the Rhode Island corporate income tax enacted in 2014 and effective January 1, 2015 was not properly reflected in computing the Company’s deferred tax liability as of December 31, 2014. The Company elected to reflect the adjustment in its deferred tax liability in its 2015 consolidated financial statements which resulted in a lowering of its effective tax rate for 2015 from 39 percent to 34 percent. For the year ended December 31, 2016, the Company’s effective tax rate was approximately 39 percent.

Item 8.	Financial Statements and Supplementary Data

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Capital Properties, Inc.

East Providence, Rhode Island

We have audited the accompanying consolidated balance sheet of Capital Properties, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of income and retained earnings, and cash flows for the year then ended. Capital Properties, Inc.‘s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2015, before the effects of the retrospective adjustments for discontinued operations discussed in Notes 9 and 10 to the consolidated financial statements, were audited by other auditors whose report, dated March 15, 2016, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Properties, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the retrospective adjustments to the 2015 consolidated financial statements for the operations discontinued in 2016, as discussed in Note 9 to the consolidated financial statements. Our procedures included (1) obtaining the Company’s underlying accounting analysis prepared by management of the retrospective adjustments for discontinued operations and comparing the retrospectively adjusted amounts per the 2015 consolidated financial statements to such analysis, (2) comparing previously reported amounts to the previously issued consolidated financial statements for 2015, (3) testing the mathematical accuracy of the accounting analysis, and (4) on a test basis, comparing the adjustments to retrospectively adjust the financial statements for discontinued operations to the Company’s supporting documentation. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2015 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 consolidated financial statements taken as a whole.

Westborough, Massachusetts

March 27, 2017

Stowe & Degon LLC | 95 A Turnpike Road Westborough, MA 01581 (508) 983-6700 | www.stowedegon.com

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors

Capital Properties, Inc.

East Providence, Rhode Island

We have audited, before the effects of the retrospective adjustments for discontinued operations discussed in Note 9 to the consolidated financial statements, the consolidated balance sheet of Capital Properties, Inc. and subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of income and retained earnings, and cash flows for the year then ended (the 2015 consolidated financial statements, before the effects of the retrospective adjustments for discontinued operations discussed in Note 9 to the consolidated financial statements are not presented herein). The 2015 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2015 consolidated financial statements referred to above, before the effects of the retrospective adjustments for discontinued operations discussed in Note 9 to the consolidated financial statements, present fairly, in all material respects, the financial position of Capital Properties, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the consolidated financial statements for the discontinued operations discussed in Note 9 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Providence, Rhode Island

March 15, 2016

A Limited Liability Partnership

10 Weybosset Street, Suite 700, Providence, RI 02903 • (p) 401.421.4800 • 1.800.927.LGCD • (f) 401.421.0643 • www.lgcd.com

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS

Properties and equipment (net of accumulated depreciation)	$9,127,000	$9,318,000
Cash	3,124,000	2,225,000
Prepaid and other	184,000	393,000
Assets held for sale (Notes 9 and 10)	11,195,000	10,745,000

	$23,630,000	$22,681,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Dividend notes payable	$10,608,000	$11,787,000
Property taxes	224,000	210,000
Other	164,000	176,000
Income taxes payable	63,000	66,000
Deferred income taxes, net	1,078,000	1,174,000
Liabilities associated with discontinued operations (Notes 9 and 10)	4,422,000	4,022,000

	16,559,000	17,435,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,223,000	4,398,000

	7,071,000	5,246,000

	$23,630,000	$22,681,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Years Ended December 31,
	2016	2015
Revenues	$5,118,000	$5,016,000

Expenses:
Operating	841,000	872,000
General and administrative	1,483,000	1,409,000
Interest on notes:
Bank loan	—	113,000
Dividend notes	578,000	589,000

	2,902,000	2,983,000

Income from continuing operations before income taxes	2,216,000	2,033,000

Income tax expense (benefit):
Current	963,000	696,000
Deferred	(96,000)	68,000

	867,000	764,000

Income from continuing operations	1,349,000	1,269,000

Discontinued operations (Note 9):
Income from discontinued operations before income taxes	783,000	1,256,000
Income tax expense	307,000	362,000

Income from discontinued operations	476,000	894,000

Net income	1,825,000	2,163,000
Retained earnings, beginning	4,398,000	2,235,000

Retained earnings, ending	$6,223,000	$4,398,000

Basic income per common share, based upon 6,599,912 shares outstanding:
Continuing operations	$.20	$.19
Discontinued operations	.08	.14

Total basic income per common share	$.28	$.33

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$1,349,000	$1,269,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	204,000	221,000
Deferred income taxes	(96,000)	68,000
Changes in assets and liabilities:
Increase in:
Property taxes and other	3,000	7,000
Income taxes payable	—	53,000
Decrease in:
Prepaid and other	207,000	10,000
Income taxes payable	(3,000)	—

Net cash provided by operating activities	1,664,000	1,628,000

Discontinued operations, net cash provided by operating activities	543,000	1,191,000

Cash flows from investing activities:
Continuing operations, purchases of properties and equipment	(12,000)	(263,000)

Discontinued operations, purchases of properties and equipment	(117,000)	(406,000)

Cash flows from financing activities:
Partial redemption of dividend notes payable	(1,179,000)	—
Principal payments on note payable, bank	—	(2,852,000)

Cash used in financing activities	(1,179,000)	(2,852,000)

Increase (decrease) in cash	899,000	(702,000)
Cash, beginning	2,225,000	2,927,000

Cash, ending	$3,124,000	$2,225,000

Supplemental disclosures:
Cash paid for:
Income taxes	$1,642,000	$1,363,000

Interest	$560,000	$648,000

Capital expenditures, discontinued operations financed through accounts payable	$118,000	$163,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”) operated in two segments, leasing and petroleum storage, for many years. On December 20, 2016, the Company’s Board of Directors authorized the sale of the Company’s petroleum storage facility and related assets. The Company concluded that the sale of the petroleum storage facility met the criteria of a discontinued operation in conformity with United States generally accepted accounting principles (“GAAP”) and therefore the petroleum storage segment is reported as a discontinued operation for all periods presented.

The Company’s continuing operations consist of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of the parking garage and Parcel 6C), the leasing of a portion of its building (“Steeple Street Building”) under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking under short-term leasing arrangements to Metropark.

The discontinued operations consist of operating the petroleum storage terminal (the “Terminal”) containing 1,004,000 shell barrels and the Wilkesbarre Pier (the “Pier”), both of which are collectively referred to as the “Facility,” located in East Providence, Rhode Island, for Sprague Operating Resources, LLC, a subsidiary of Sprague Resources, LP (collectively referred to as “Sprague”), which stores and distributes petroleum products.

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

Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash and payables, approximate their respective book values because of their short-term nature. Upon review of current market conditions and other factors, the Company believes that the fair value of the dividend notes payable approximates their book value. The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

Properties and equipment:

Properties and equipment are stated at cost. Acquisitions and additions are capitalized while routine maintenance and repairs, which do not improve the asset or extend its life, are charged to expense when incurred. Depreciation is being provided by the straight-line method over the estimated useful lives of the respective assets.

The Company reviews properties and equipment for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value and the estimated fair value of the asset.

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2016 and 2015, the Company had no cash equivalents. The Company and its three subsidiary companies each maintain a checking account in the same bank; the aggregate of each Company’s accounts is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company has not experienced any losses in such accounts.

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

The Company reports revenue from the petroleum storage facility included in discontinued operations when earned and reports as revenue the tenant’s portion of the real property taxes and certain other items as required by the lease.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The Company will report any tax-related interest and penalties related to uncertain tax positions as a component of income tax expense. The Company’s federal and state income tax returns are generally open for examination for the past three years.

Legal fees:

The Company recognizes legal fees as incurred.

Basic earnings per common share:

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.

Retrospective Adjustment:

Certain amounts in the consolidated financial statements for 2015 have been retrospectively adjusted as described in Note 9 hereof.

Recent accounting pronouncements:

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. ASU 2015-17 will not affect the Company’s balance sheet presentation in future periods because the Company does not present a classified balance sheet. See Note 7 herein.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee and lessor will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is still assessing the impact of adopting the ASU but expects that its leases where it is the lessor will be accounted for as operating leases similar to its current accounting. For additional information on the Company’s leases, see Note 5 herein.

In January 2017 the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments —Equity Method and Joint Ventures (Topic 323). The amendments in the Update relate to SEC paragraphs pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF meetings related to disclosure of the impact of recently issued accounting standards. The SEC staff view that a registrant should evaluate ASC updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an update, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASC amendments to Topic 326, Financial Instruments—Credit Losses, Topic 842, Leases, and Topic 606, Revenue from Contracts with Customers, although, the amendments apply to any subsequent amendments to guidance in the ASC. The Company adopted the amendments in this Update during the fourth quarter of 2016 and appropriate disclosures have been included in this Note for each recently issued accounting standard.

3.	Properties and equipment:

Properties and equipment (exclusive of assets held for sale) consist of the following:

	Estimated
	Useful Life	December 31,
	in Years	2016	2015
Properties on lease or held for lease:
Land and land improvements	—	$4,701,000	$4,701,000
Building and improvements, Steeple Street	39	5,820,000	5,808,000

		10,521,000	10,509,000
Office equipment	5-10	95,000	112,000

		10,616,000	10,621,000

Less accumulated depreciation:
Properties on lease or held for lease		1,413,000	1,214,000
Office equipment		76,000	89,000

		1,489,000	1,303,000

		$9,127,000	$9,318,000

In 2016, the Company wrote off fully depreciated equipment no longer in service totaling $17,000.

4.	Notes payable:

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

On June 15, 2016, the Company redeemed 10 percent of the face value of its outstanding Dividend Notes ($1,179,000) to note holders of record on June 2, 2016. At December 31, 2016, the remaining principal balance of the Dividend Notes is $10,608,000. On February 24, 2017, as a result of the sale of its petroleum storage business, the Company notified note holders that the entire remaining outstanding balance of its Dividend Notes would be redeemed on March 31, 2017.

Bank loan:

In December 2012, the Company and the Bank entered into an Amended and Restated Loan Agreement pursuant to which the Company refinanced the $2,700,000 balance of the 2010 debt to the Bank and borrowed an additional $3,025,000. In November 2015, the loan was paid in full.

Financing fees totaling $71,000 were being amortized by the straight-line method over the 10-year term of the note. Upon the payment of the bank note in full in November 2015, the remaining financing fees were written off. For the year ended December 31, 2015, amortization of deferred financing fees included in interest expense on the accompanying consolidated statement of income and retained earnings totaled $57,000.

5.	Description of leasing arrangements:

Long-term land leases:

As of December 31, 2016, the Company had entered into nine long-term land leases. Of the nine parcels, seven have had improvements constructed thereon and construction has commenced on Parcel 6B.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. For the years ended December 31, 2016 and 2015, the real property taxes attributable to the Company’s land under these nine leases were $1,212,000 and $951,000, respectively.

Under two of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenants) which totaled $105,000 and $104,000 for the years ended December 31, 2016 and 2015, respectively.

With respect to the Parcel 6B and 6C leases, each lessee has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice. To date, no notice of termination has been received by the Company. The current annual rents on Parcels 6B and 6C are $195,000 and $200,000, respectively.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045. All but one of these locations are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and Providence & Worcester Railroad Company; the remaining location is leased by the Company from a third party with a remaining term of three years.

In 2013, Lamar converted billboards at two locations to electronic billboards, which conversions extended the term of the lease for a total of twelve years. The Lamar lease also provides, among other things, for the following: (1) the base rent increases annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2016 and 2015, the contingent rents totaled $117,000 and $155,000, respectively, which amounts are included in revenues on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2016 and 2015. The Lamar lease contains other terms and conditions customary to such instruments.

Minimum future contractual rental payments to be received from non-cancellable long-term leases as of December 31, 2016 are:

Year ending December 31,
2017	$4,023,000
2018	4,048,000
2019	4,110,000
2020	4,148,000
2021	4,165,000
2022 to 2153	789,223,000

$809,717,000

For those leases with presently known scheduled rent increases at December 31, 2016 and 2015, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) and the portion of the excess of straight-line over contractual rentals which management has concluded is realizable when payable over the terms of the leases at December 31, 2016 and 2015 are as follows:

	2016	2015
Cumulative excess of straight-line over contractual rentals	$67,301,000	$65,944,000
Amount management has not been able to conclude is collectible	(67,261,000)	(65,903,000)

Accrued leasing revenues, which are included in prepaid and other on the accompanying consolidated balance sheets	$40,000	$41,000

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

At December 31, 2016, the Company has three tenants occupying 54 percent of the Steeple Street Building under short-term leases of five years or less at a current total annual rental of $125,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At December 31, 2016 and 2015, the excess of straight-line over contractual rentals is $1,000 for both years, which is included in prepaid and other on the accompanying consolidated balance sheets. The Company also reports as revenue from tenants reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s revenues for the years ended December 31, 2016 and 2015:

	2016	2015
Lamar Outdoor Advertising, LLC	$984,000	$999,000
Metropark, Ltd	651,000	647,000
One Citizens Plaza Holdings LLC	618,000	618,000
AvalonBay Communities, Inc.	615,000	612,000

	$2,868,000	$2,876,000

6.	Petroleum storage facility and environmental incidents:

Terminal and Pier Facility

On December 20, 2016, the Company’s Board of Directors authorized the sale of the Company’s petroleum storage facility and related assets to Sprague, which sale was completed on February 10, 2017. See Notes 9 and 10 below.

The Facility has been leased by Sprague under a Petroleum Storage Services Agreement (the “Services Agreement”) since May 1, 2014. The base rent under the Services Agreement is $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. On May 1, 2016, the annual rent increased $39,000. There was no change in the base rent on May 1, 2015 because the cost-of-living decreased from May 1, 2014. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term of the Services Agreement, either party during the following thirty days had the right to terminate the Services Agreement as of April 30 of the year next following the year in which notice of termination is given. On April 28, 2016, the Company received a notice from Sprague that, effective April 30, 2017, Sprague would terminate the Services Agreement.

Commencing May 1, 2015, Sprague was obligated to reimburse the Company for any real property taxes in excess of $290,000. For the year 2016, there was an increase in the assessment but a decrease in the tax rate, resulting in no additional payment being due from Sprague. For the year 2015, there was no increase in the assessment or tax rate and therefore no additional payment was due from Sprague.

The Company incurred $108,000 in fees in connection with the execution of the Services Agreement, which amounts were amortized on the straight-line method over the three-year non-cancellable portion of the term of the Services Agreement and have been deducted in calculating “Income from discontinued operations before income taxes” on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2016 and 2015.

Environmental

Environmental incident (2002)

In 2002, during testing of monitoring wells at the Terminal, the Company’s consulting engineer discovered free floating phase product in a groundwater monitoring well located on that portion of the Terminal purchased in 2000. Laboratory analysis indicated that the product was gasoline, which is not a product the Company ever stored at the Terminal. The Company commenced an environmental investigation and analysis, the results of which indicate that the gasoline did not come from the Terminal. The Company notified the Rhode Island Department of Environmental Management (“RIDEM”). RIDEM subsequently identified Power Test Realty Partnership (“Power Test”), the owner of an adjacent parcel, as a potentially responsible party for the contamination. Getty Properties Corp. is the general partner of Power Test. Power Test challenged that determination and, after an administrative hearing, in October 2008 a RIDEM Hearing Officer determined that Power Test is responsible for the discharge of the petroleum product under the Rhode Island Oil Pollution Control Act, R.I.G.L. Section 46-12.5.1-3 and Rule 6(a) and 12(b) of the Oil Pollution Control Regulations. The RIDEM Decision and Order requires Power Test to remediate the contamination as directed by RIDEM and remanded the proposed penalty to RIDEM for recalculation. In November 2008, Power Test appealed the decision to the Rhode Island Superior Court and then to the Rhode Island Supreme Court. In March 2016, the Rhode Island Supreme Court affirmed the RIDEM decision.

In April 2009, the Company sued Getty Properties Corp. (now Getty Realty Corp.) and certain other firms with respect to the gasoline discharge. All other parties other than the Company and Getty were dismissed from the proceeding. On September 12, 2016, the Company and Getty entered into a Tolling Agreement under which the statute of limitations is tolled to not later than sixty days following implementation by Power Test of RIDEM approved remediation plan. On September 19, 2016, the parties dismissed the litigation.

Since January 2003, the Company has not incurred significant costs in connection with this matter, other than ongoing litigation costs.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through 2006, the Company had expended $119,000 and has not incurred any significant costs since then. In 2011, RIDEM notified the Company to proceed with the next phase of the approval process, notifying the abutters of the proposed remediation system even though RIDEM has not yet taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. In 2014, the Company engaged new consultants to work with RIDEM to develop the next phase of the approval process. The Company and RIDEM are working to complete a remediation plan. Pursuant to the Sale Agreement and related documentation, the Company is required to secure an approved remediation plan and to remediate this contaminated site at its expense. At December 31, 2016, the Company accrued an additional $385,000 to cover these costs, bringing the total accrual for the cost of remediation to $459,000. Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.

7.	Income taxes, continuing operations:

For the years ended December 31, 2016 and 2015, income tax expense (benefit) for continuing operations is comprised of the following components:

	2016	2015
Current:
Federal	$770,000	$548,000
State	193,000	148,000

	963,000	696,000

Deferred:
Federal	(74,000)	105,000
State	(22,000)	(37,000)

	(96,000)	68,000

	$867,000	$764,000

For the years ended December 31, 2016 and 2015, a reconciliation of the income tax provision for continuing operations as computed by applying the United States income tax rate (34%) to income before income taxes is as follows:

	2016	2015
Computed “expected” tax	$753,000	$691,000
Increase in “expected” tax resulting from state income tax, net of federal income tax benefit	114,000	73,000

	$867,000	$764,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2016	2015
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis:
Cost differences	$1,122,000	$1,183,000
Depreciation differences	18,000	(10,000)

	1,140,000	1,173,000
Insurance premiums and accrued leasing revenues	28,000	112,000

	1,168,000	1,285,000
Deferred tax assets	(90,000)	(111,000)

	$1,078,000	$1,174,000

The Company has reviewed all of its tax positions and has determined that no reserves are required.

In 2014, Rhode Island changed the tax rate for corporate taxpayers from 9 percent to 7 percent effective January 1, 2015. The Company failed to adjust state deferred tax liability for the change at December 31, 2014. The Company recorded the adjustment in its consolidated financial statements for the year ended December 31, 2015, which decreased the deferred tax liability and increased shareholders’ equity, the deferred tax benefit and net income by $163,000 and decrease its effective tax rate from 39 percent to 34 percent.

8.	Related party transaction:

Prior to November 2016, the Company and Providence and Worcester Railroad Company (“the Railroad”) had a common controlling shareholder. On November 1, 2016, pursuant to a Merger Agreement between the Railroad and Genesee & Wyoming Railroad Company (“G&W”), a wholly-owned subsidiary of G&W was merged with and into the Railroad. All of the Railroad’s shareholders immediately prior to the merger received cash for their shares and are no longer shareholders of the Railroad. Accordingly, the Railroad and the Company are no longer related parties.

In May 2012, the Company and the Railroad entered into a License Agreement licensing to the Company track facilities which may be installed in connection with a railcar-loading/unloading facility upon the Railroad’s right-of-way. The License Agreement continues through December 31, 2015, and thereafter is extended for additional three-year periods unless cancelled by the Company upon thirty days’ written notice prior to termination. The Company did not cancel the License Agreement and it is therefore extended to December 31, 2018.

9.	Discontinued operations:

On December 20, 2016, the Company’s Board of Directors voted to authorize the sale of its East Providence petroleum storage facility and related assets, including the Pier and petroleum transmission pipelines owned or controlled by its wholly-owned subsidiaries, Capital Terminal Company (“CTC”) and Dunellen, LLC (“Dunellen”) (“Petroleum Segment”). The decision to authorize the sale of the Petroleum Segment to Sprague, which has been exclusively leasing the property since May 1, 2014, was partly based on an evaluation of the Petroleum Segment’s economic future as solely a distillate terminal and the significant capital investment and substantial risk related to converting a significant portion of the petroleum storage facility to gasoline in order to increase revenue. The Board concluded that under the circumstances a sale to Sprague was in the best interest of the Company’s shareholders.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations the Petroleum Segment will be accounted for as a discontinued operation. Accordingly, the Petroleum Segment assets and liabilities that will be sold are recorded as held for sale. The liabilities associated with the discontinued operations are also separately identified on the Company’s consolidated balance sheets; however, these liabilities are not being assumed by Sprague and remain obligations of the Company until settled. The Petroleum Segment discontinued operations are reported after income from continuing operations.

A reconciliation of the major classes of assets reported held for sale as of December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
Carrying amounts of major classes of assets included as part of discontinued operations:
Properties and equipment, net	$10,116,000	$10,515,000
Prepaid and other	1,079,000	230,000

Total assets of the disposal group classified as held for sale on the consolidated balance sheets	$11,195,000	$10,745,000

A reconciliation of the major classes of liabilities associated with the discontinued operations as of December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
Carrying amounts of major classes of liabilities included as part of discontinued operations:
Property taxes	$71,000	$72,000
Accounts payable and other	715,000	325,000
Environmental remediation	459,000	79,000
Deferred income taxes, net	3,177,000	3,546,000

Total liabilities of the disposal group classified as associated with discontinued operations on the consolidated balance sheets	$4,422,000	$4,022,000

The operating results of the Petroleum Segment, including those related to prior years, have been retrospectively adjusted from continuing operations in the accompanying consolidated statements of income and retained earnings. Revenue and income before income taxes attributable to discontinued operations for the years ended December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Revenue	$3,558,000	$3,520,000
Operating expenses	2,775,000	2,264,000

Income from discontinued operations before income tax	783,000	1,256,000
Income tax expense	307,000	362,000

Income from discontinued operations, net of taxes	$476,000	$894,000

10.	Subsequent events:

Sale of Petroleum Segment:

On January 24, 2017, the Company and Sprague enter into an asset purchase agreement (the “Sale Agreement”) for the sale of the Petroleum Segment for a price of $23 Million (the “Purchase Price”). Sprague received a credit against the Purchase Price in the amount $1,040,000, representing the estimated cost to construct a turning dolphin adjacent to the Pier in order that the Pier can berth Panamax sized vessels. In addition, 7.5 percent of the Purchase Price ($1,725,000) is held in escrow for any potential breaches in the Company’s representations, warranties and covenants. Provided there are no breaches, the escrow will be returned to the Company, 50 percent after 12 months and the remainder after 24 months.

In accordance with the Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak. This obligation and the estimated cost are disclosed in Note 6 herein.

The sale closed on February 10, 2017; and after adjustment for the turning dolphin construction holdback, other closing costs and the escrow, the net proceeds delivered to the Company amounted to $19.8 Million.

Redemption of Dividend Notes:

Under Section 5 of the Company’s outstanding 5% Dividend Notes Due 2022 (the “Dividend Notes”), upon the sale of all or any portion of the Company’s real property or the real property of any Company subsidiary, the Company is required, within 90 days from the Closing Date, to redeem that amount of the Notes at a redemption price equal to the maximum amount of the Net Proceeds from the sale of the real property. Net Proceeds is defined as the gross cash received by the Company from any such sale reduced by the sum of (a) costs relating to the sale, (b) the Federal and state taxes incurred as a result of the sale and (c) the amount used by the Company to pay in whole or in part financial institution debts secured by a mortgage of the Company’s or any subsidiary’s real property, regardless of whether such mortgage encumbered the property sold. On February 24, 2017 the Company issued a notice of mandatory redemption of 100% of the Dividend Notes on March 31, 2017 for a redemption price equal to the outstanding principal face amount of $10,608,000 plus accrued interest of $156,000.

Employee bonuses:

In connection with the sale of the Petroleum Segment described above, the Compensation Committee of the Company’s Board of Directors approved a bonus for the Company’s Vice-President in the amount of one year’s salary ($191,000). This bonus was conditioned on the successful completion of the sale. In addition to the Vice President’s bonus, the Board of Directors approved bonuses totaling $235,000 to be paid to the remaining seven Petroleum Segment employees for their dedicated service over a combined 94 years ($2,500 for each year of service). The bonuses to the Vice President and the employees did not become due until the sale became final and the Company received the net proceeds. Accordingly, the associated expense will be recorded in the first quarter of 2017.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “2013 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2016.

Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2016, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “2013 Internal Control-Integrated Framework.”

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2017 Annual Meeting of Shareholders to be filed with the SEC.

The following are the executive officers of the Registrant:

Name	Age	Office Held	Date of First Election to Office
Robert H. Eder	84	President, Capital Properties, Inc.	1995
Barbara J. Dreyer	78	Treasurer, Capital Properties, Inc.	1997
Stephen J. Carlotti	74	Secretary, Capital Properties, Inc.	1998
Todd D. Turcotte	45	Vice President, Capital Properties, Inc.	2008

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

The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Prior to November 2016, the Company and Providence and Worcester Railroad Company (“the Railroad”) had a common controlling shareholder. On November 1, 2016, pursuant to a Merger Agreement between the Railroad and Genesee & Wyoming Railroad Company (“G&W”), a wholly-owned subsidiary of the G&W was merged with and into the Railroad. All of the Railroad’s shareholders immediately prior to the merger received cash for their shares and are no longer shareholders of the Railroad. Accordingly, the Railroad and the Company are no longer related parties.

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

The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) and (c)       The consolidated financial statements are included in Item 8.

(b)	Exhibits:

2.1	Asset Purchase Agreement, dated January 24, 2017, by and among Capital Properties, Inc., Dunellen, LLC, Capital Terminal Company and Sprague Operating Resources LLC, incorporated by reference to Exhibit 2.1 to the registrant’s report on Form 8-K filed on January 26, 2017.*

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s report on Form 8-K filed on April 24, 2013)

3.2	By-laws, as amended April 26, 2016 (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2016)

10	Material contracts:

(a)	Petroleum Storage Services Agreement between Sprague Operating Resources, LLC and Company:

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

20	Map of the Company’s parcels in Downtown Providence, Rhode Island

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 27, 2017, formatted in eXtensible Business Reporting Language:

(i)	Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015

(ii)	Consolidated Statements of Income and Retained Earnings for the Years ended December 31, 2016 and 2015

(iii)	Consolidated Statements of Cash Flows for the Years ended December 31, 2016 and 2015

(iv)	Notes to Consolidated Financial Statements

*	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules to the Asset Purchase Agreement have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
President and Principal Executive Officer

DATED: March 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	March 27, 2017
Robert H. Eder
President and Director Principal Executive Officer

/s/ Barbara J. Dreyer	March 27, 2017
Barbara J. Dreyer
Treasurer, Principal Financial Officer and Principal Accounting Officer

/s/ Alfred J. Corso	March 27, 2017
Alfred J. Corso, Director

/s/ Harris N. Rosen	March 27, 2017
Harris N. Rosen, Director