Form 10-Q
period 2017-03-31
CAPITAL PROPERTIES INC /RI/
filed 2017-05-12
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-08499

CAPITAL PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Rhode Island	05-0386287
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5 Steeple Street, Unit 303 Providence, Rhode Island	02903
(Address of principal executive offices)	(Zip Code)

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

As of March 31, 2017, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)

ASSETS

Properties and equipment (net of accumulated depreciation)	$9,092,000	$9,127,000
Cash and cash equivalents	10,843,000	3,124,000
Prepaid and other	353,000	184,000
Assets held for sale (Note 10)	—	11,195,000

	$20,288,000	$23,630,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Dividend notes payable (Note 5)	$—	$10,608,000
Property taxes	227,000	224,000
Other	385,000	164,000
Income taxes payable	40,000	63,000
Deferred taxes, net	929,000	1,078,000
Liabilities associated with discontinued operations (Notes 8 and 10)	6,592,000	4,422,000

	8,173,000	16,559,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	11,267,000	6,223,000

	12,115,000	7,071,000

	$20,288,000	$23,630,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	2017	2016

Revenues	$1,251,000	$1,251,000

Expenses:
Operating	263,000	214,000
General and administrative	709,000	385,000
Interest on dividend notes	112,000	146,000

	1,084,000	745,000

Income from continuing operations before income taxes	167,000	506,000

Income tax expense (benefit):
Current	215,000	190,000
Deferred	(149,000)	(18,000)

	66,000	172,000

Income from continuing operations	101,000	334,000

Income (loss) from discontinued operations, net	(267,000)	201,000

Gain on sale of discontinued operations, net of $3,430,000 of taxes	5,210,000	—

Net income	$5,044,000	$535,000

Basic income per common share based upon 6,599,912 shares outstanding:
Continuing operations	$.01	$.05
Discontinued operations	(.04)	.03
Gain on sale of discontinued operations	.79	—

Total basic income per common share	$.76	$.08

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	2017	2016

Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$101,000	$334,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,000	56,000
Deferred income taxes	(149,000)	(18,000)
Income taxes payable	(23,000)	317,000
Other, principally net changes in prepaids, accounts payable and accrued expenses	105,000	(43,000)

Net cash provided by operating activities, continuing operations	80,000	646,000
Net cash provided by (used in) operating activities discontinued operations	(1,536,000)	182,000

Net cash provided by (used in) operating activities	(1,456,000)	828,000

Cash flows from investing activities:
Continuing operations, purchases of properties and equipment	(11,000)	(11,000)

Discontinued operations:
Purchases of properties and equipment	—	(5,000)
Sale of assets	19,794,000	—

	19,794,000	(5,000)

Net cash provided by (used in) investing activities	19,783,000	(16,000)

Cash flows from financing activities:
Redemption of dividend notes payable	(10,608,000)	—

Increase in cash and cash equivalents	7,719,000	812,000
Cash and cash equivalents, beginning	3,124,000	2,225,000

Cash and cash equivalents, ending	$10,843,000	$3,037,000

Supplemental disclosures:
Cash paid for:
Income taxes:
Continuing operations	$—	$167,000
Discontinuing operations, sale of assets	655,000	—

	$655,000	$167,000

Interest	$156,000	$—

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”) operated in two segments, leasing and petroleum storage, for many years. On December 20, 2016, the Company’s Board of Directors authorized the sale of the Company’s petroleum storage facility and related assets, including the Wilkesbarre Pier and petroleum transmission pipelines owned or controlled by the Company’s subsidiaries, Capital Terminal Company and Dunellen, LLC, to Sprague Operating Resources, LLC, a subsidiary of Sprague Resources, LP (collectively referred to as “Sprague”) for $23 Million subject to certain adjustments. The Company concluded that the sale of the petroleum storage facility met the criteria of a discontinued operation in conformity with United States generally accepted accounting principles (“GAAP”) and therefore the petroleum storage segment is reported as a discontinued operation for all periods presented. On January 24, 2017, the Company and Sprague entered into a definitive purchase and sale agreement (the “Sale Agreement”). The sale closed on February 10, 2017. See Note 10 herein.

The Board’s decision to authorize the sale to Sprague, which had been exclusively leasing the petroleum storage facility and related assets since May 1, 2014, was based on an evaluation of the facility’s economic future as solely a distillate terminal and the significant capital investment and substantial risk related to converting the facility to gasoline in order to increase revenue. The Board concluded that a sale to Sprague was in the best interest of the Company’s shareholders. As a result of the sale of its petroleum storage and related assets, the Company’s operations are limited to leasing its real estate interests.

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

The accompanying condensed consolidated balance sheet as of December 31, 2016, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016.

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

Cash and cash equivalents:

For purposes of the statements of cash flows, the Company considers all highly liquid deposits purchased with a maturity of three months or less to be cash equivalents.

Retrospective adjustment:

Certain amounts in the consolidated financial statements for 2016 have been retrospectively adjusted as described in Note 10 hereof.

Recent accounting pronouncements:

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. ASU 2015-17 will not affect the Company’s balance sheet presentation in future periods because the Company does not present a classified balance sheet. See Note 9 herein.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee and lessor will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is still assessing the impact of adopting the ASU but expects that its leases where it is the lessor will be accounted for as operating leases similar to its current accounting. For additional information on the Company’s leases, see Note 6 herein.

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

4.	Properties and equipment:

Properties and equipment (exclusive of assets held for sale) consist of the following:

	March 31, 2017	December 31, 2016
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,831,000	5,820,000

	10,532,000	10,521,000
Office equipment	95,000	95,000

	10,627,000	10,616,000

Less accumulated depreciation:
Properties on lease or held for lease	1,458,000	1,413,000
Office equipment	77,000	76,000

	1,535,000	1,489,000

	$9,092,000	$9,127,000

5.	Dividend notes payable:

In 2012, the Company issued $11,787,000 in principal face amount of 5% dividend notes due December 26, 2022 (the “Dividend Notes”). The Dividend Notes were unsecured general obligations of the Company.

In June 2016, the Company redeemed 10 percent of the face value of the outstanding Dividend Notes ($1,179,000) to noteholders of record on June 2, 2016.

On February 24, 2017, following the sale of the Company’s petroleum storage facility (the “Terminal”) and related assets to Sprague on February 10, 2017, the Company issued a notice of mandatory redemption of 100% of the remaining Dividend Notes for a redemption price equal to the outstanding principal face amount of $10,608,000 plus accrued interest of $156,000. The Notes were redeemed on March 31, 2017.

6.	Description of leasing arrangements:

Long-term land leases:

As of March 31, 2017, the Company had entered into nine long-term land leases. Of the nine parcels, seven have had improvements constructed thereon and construction commenced on a 169-unit residential building on Parcel 6B in November 2016.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. For the three months ended March 31, 2017 and 2016, the real property taxes attributable to the Company’s land under these leases totaled $304,000 and $238,000, respectively,

With respect to the Parcel 6B and 6C leases, each lessee has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice. The current annual rent on Parcel 6B and 6C is $195,000 and $200,000, respectively. The Company has not received any notice of termination with respect to either parcel.

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

At March 31, 2017, the Company has three tenants occupying 54 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $126,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At March 31, 2017 and 2016, there was no excess of straight-line over contractual rentals. The Company also reports as revenue tenant reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

7.	Petroleum storage facility and environmental incidents:

Terminal and pier facility:

On February 10, 2017, the Company sold its petroleum storage facility and related assets (the Facility) to Sprague. See Note 10. The Facility had been leased to Sprague under a Petroleum Storage Services Agreement (“the Services Agreement”) since May 1, 2014. The annual base rent under the Services Agreement was $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. On May 1, 2016, the annual rent increased $39,000. Commencing on April 1, 2016 and each April 1 thereafter during the initial term and any extension term of the Services Agreement, either party during the following thirty days had the right to terminate the Services Agreement as of April 30 of the year next following the year in which notice of termination was given. On April 28, 2016, the Company received notice from Sprague that, effective April 30, 2017, Sprague would terminate the Services Agreement.

Commencing May 1, 2015, Sprague was obligated to reimburse the Company for any real property taxes in excess of $290,000. For the year 2016, there was an increase in the assessment but a decrease in the tax rate, resulting in no additional payment being due from Sprague.

The Company incurred $108,000 in fees in connection with the execution of the Services Agreement, which amounts were being amortized using the straight-line method over the three-year non-cancellable portion of the term of the Services Agreement and were included in income (loss) from discontinued operations, net on the accompanying consolidated statements of income for the three months ended March 31, 2017 and 2016. At March 31, 2017, the balance was fully written off.

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

In April 2009, the Company sued Power Test and certain other firms with respect to the gasoline discharge. All other parties other than Power Test and the Company were dismissed from the proceedings. On September 12, 2016, the Company and Power Test entered into a Tolling Agreement under which the statute of limitations is tolled to not later than sixty days following the implementation by Power Test of a RIDEM approved remediation plan. On September 19, 2016, the parties dismissed the litigation.

Since January 2003, the Company has not incurred significant costs in connection with this matter, other than ongoing litigation costs.

8.	Environmental remediation:

In 1994, a leak was discovered in a 25,000-barrel storage tank at the Terminal which allowed the escape of a small amount of fuel oil. All required notices were made to RIDEM. In 2000, the tank was demolished and testing of the groundwater indicated that there was no large pooling of contaminants. In 2001, RIDEM approved a plan pursuant to which the Company installed a passive system consisting of three wells and commenced monitoring the wells.

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through 2006, the Company had expended $119,000 and has not incurred any significant costs since then. In 2011, RIDEM notified the company to proceed with the next phase of the approval process, notifying the abutters of the proposed remediation system even though RIDEM has not yet taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. In 2014, the Company engaged new consultants to work with RIDEM to develop the next phase of the approval process. The Company and RIDEM are working to complete a remediation plan. Pursuant to the Sale Agreement and related documentation between the Company and Sprague, the Company is required to secure an approved remediation plan to remediate the contamination at its expense. At March 31, 2017, the Company had accrued $445,000 to cover these costs. Any subsequent increase or decrease to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.

9.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	March 31, 2017	December 31, 2016
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$1,171,000	$1,140,000
Insurance premiums and accrued leasing revenues	21,000	28,000

	1,192,000	1,168,000
Less deferred tax assets	263,000	90,000

	$929,000	$1,078,000

10.	Discontinued operations:

On December 20, 2016, the Company’s Board of Directors voted to authorize the sale of its East Providence petroleum storage facility and related assets, including the Pier and petroleum transmission pipelines owned or controlled by its wholly-owned subsidiaries, Capital Terminal Company (“CTC”) and Dunellen, LLC (“Dunellen”) (“Petroleum Segment”) to Sprague Operating Resources, LLC for $23 Million (the “Sale Price”), subject to certain adjustments. On January 24, 2017, the Company and Sprague entered into the Sale Agreement. The sale closed on February 10, 2017.

Pursuant to the Sale Agreement, the Sale Price was reduced by $1,040,000, the estimated cost of a turning dolphin to be constructed by Sprague in order to provide access to Wilkesbarre Pier for larger vessels; $1,725,000 of the Sale Price was placed in escrow to secure the Company’s indemnity obligations under the Sale Agreement. The Company has elected to report as a gain from sale amounts held in escrow only when, and if, such amounts are released therefrom. In addition, the Company incurred normal closing adjustments, transfer taxes, investment banking and other fees, other than federal and state income taxes, of $441,000.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations the Petroleum Segment is accounted for as a discontinued operation. Accordingly, the Petroleum Segment assets and liabilities that were to be sold were recorded as held for sale in 2016. The liabilities associated with the discontinued operations are separately identified on the Company’s consolidated balance sheets. These liabilities were not assumed by Sprague and remain obligations of the Company until settled. The Petroleum Segment discontinued operations are reported after income from continuing operations.

A reconciliation of the major classes of assets reported held for sale as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
Carrying amounts of major classes of assets included as part of discontinued operations:
Properties and equipment, net	$—	$10,116,000
Prepaid and other	—	1,079,000

Total assets of the disposal group classified as held for sale on the consolidated balance sheets	$—	$11,195,000

A reconciliation of the major classes of liabilities associated with the discontinued operations as of March 31, 2017 and December 31, 2016 is as follows:

	March 31 2017	December 31 2016
Carrying amounts of major classes of liabilities included as part of discontinued operations:
Property taxes	$—	$71,000
Accounts payable and other	133,000	715,000
Income taxes payable	6,014,000	—
Environmental remediation	445,000	459,000
Deferred income taxes, net	—	3,177,000

Total liabilities of the disposal group classified as associated with discontinued operations on the consolidated balance sheets	$6,592,000	$4,422,000

The operating results of the Petroleum Segment, including those related to prior years, have been retrospectively adjusted from continuing operations in the accompanying consolidated statements of income. Revenue and income before income taxes attributable to discontinued operations for the three months ended March 31, 2017 and 2016 are as follows:

	March 31
	2017	2016

Revenue	$474,000	$882,000
Operating expenses	(917,000)	(510,000)

Income (loss) from discontinued operations before income tax	(443,000)	372,000
Less income tax benefit (expense)	176,000	(171,000)

Income (loss) from discontinued operations, net of taxes	$(267,000)	$201,000

The net gain from sale of discontinued operations as of March 31, 2017, was calculated as follows:

Gain from sale of discontinued operations before income taxes	$8,640,000

Less income tax expense:
Current	6,607,000
Deferred	(3,177,000)

3,430,000

Net gain from sale of discontinued operations	$5,210,000

11.	Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash and cash equivalents, receivables and payables, approximate their respective book values because of their short-term nature. Upon review of current market conditions and other factors, at December 31, 2016, the Company believed that the fair value of the dividend notes payable approximated their book value. The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases and the early termination of the Parcel 6B and Parcel 6C land leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; and exposure to contamination, remediation or similar costs associated with the former operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

1.	Overview:

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases (leasing segment) meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2016. There have been no changes to the application of this accounting policy since December 31, 2016.

2.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At March 31, 2017, the Company had cash and cash equivalents of $10,843,000. The Company and its three subsidiary companies each maintain a checking account in the same bank, each of which accounts is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held.

Under the terms of a long-term land lease on Parcel 7A, the land is being appraised which may result in an increase in rent. If such increase is 20 percent or less than the existing rent, the increase will be effective April 1, 2017. Any increase in excess of 20 percent will be effective ratably over four years, beginning April 1, 2018.

At March 31, 2017, the Company has three tenants occupying 54 percent of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $126,000. The Company is currently marketing the remaining portions of the building for lease.

In light of the extraordinary dividend paid in December 2012, at each of the quarterly Board meetings held in 2016 and 2017, the Board of Directors voted to omit the regular quarterly dividend of $0.03 per share. The Board will review the declaration of future dividends on a quarterly basis. The declaration of future dividends will depend on future earnings and financial performance.

On February 24, 2017, the Company issued a notice of mandatory redemption of the entire remaining outstanding balance of its Dividend Notes. The principal balance plus accrued interest to the date of redemption was $10,764,000. The Company received $19,794,000 from the sale of its petroleum storage business after giving effect to escrows, a credit to Sprague for the cost of constructing a turning dolphin adjacent to the Pier, and other customary closing costs. The Company estimates that the cash outlay for federal and state income taxes arising from the sale will total approximately $6,600,000. The balance of the proceeds from the sale was used to effect the redemption of the Dividend Notes on March 31, 2017.

3.	Results of operations:

Three months ended March 31, 2017 compared to three months ended March 31, 2016:

Revenues remained at the 2016 level. Operating expenses increased $49,000 due to increases in insurance premiums, property taxes and repairs and maintenance at the Steeple Street Building, offset in part by a decrease in depreciation due to certain assets becoming fully depreciated in 2016.

General and administrative expense increased $394,000 principally due to bonuses for officers totaling $245,000 and an increase in professional fees.

For the three months ended March 31, 2017 and 2016, the interest expense on the Dividend Notes was $112,000 and $147,000, respectively.

For information relating to the sale of the petroleum storage facility and related assets to Sprague, see Note 10 in the Notes to Consolidated Financial Statements. Any further expenses and increases or reduction in retained liabilities relating to the petroleum storage facility and related assets will be recognized within discontinued operations.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

(b)	Exhibits:

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s report on Form 8-K filed on April 24, 2013)

3.2	By-laws, as amended, April 25, 2017

10	Material contracts:

(a)	Petroleum Storage Services Agreement between Sprague Operating Resources LLC and Company:

(i)	Dated April 18, 2014 (incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2014)

(b)	Form of Dividend Note:

(i) Dated December 27, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s report on Form 8-K filed on December 27, 2012)

(c)	Lease between Metropark, Ltd. and Company:

(i)	Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004), as amended.

(d)	Purchase and Sale Agreement between the Company and Sprague Operating Resources, LLC:

(i)	Dated January 24, 2017 (incorporated by reference to Exhibit 2.1 to the registrant’s report on Form 8-K filed on January 25, 2017)

31.1	Rule 13a-14(a) Certification of Chairman and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of Chairman and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 12, 2017, formatted in eXtensible Business Reporting Language:

(i)	Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016

(ii)	Consolidated Statements of Income for the Three Months ended March 31, 2017 and 2016

(iii)	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2017 and 2016

(iv)	Notes to Consolidated Financial Statements.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
Chairman and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: May 12, 2017