Form 10-Q
period 2017-06-30
CAPITAL PROPERTIES INC /RI/
filed 2017-08-04
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

As of June 30, 2017, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)

ASSETS

Properties and equipment (net of accumulated depreciation)	$9,046,000	$9,127,000
Cash and cash equivalents	6,750,000	3,124,000
Prepaid and other	371,000	184,000
Assets held for sale (Note 10)	—	11,195,000

	$16,167,000	$23,630,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Dividend notes payable (Note 5)	$—	$10,608,000
Property taxes	224,000	224,000
Other	317,000	164,000
Income taxes payable	22,000	63,000
Deferred taxes, net	890,000	1,078,000
Liabilities associated with discontinued operations (Notes 8 and 10)	2,157,000	4,422,000

	3,610,000	16,559,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	11,709,000	6,223,000

	12,557,000	7,071,000

	$16,167,000	$23,630,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Revenues	$1,379,000	$1,367,000	$2,630,000	$2,618,000

Expenses:
Operating	249,000	215,000	512,000	429,000
General and administrative	442,000	407,000	1,151,000	792,000
Interest on dividend notes	—	166,000	112,000	313,000

	691,000	788,000	1,775,000	1,534,000

Income from continuing operations before income taxes	688,000	579,000	855,000	1,084,000

Income tax expense (benefit):
Current	259,000	242,000	474,000	432,000
Deferred	(39,000)	(16,000)	(188,000)	(34,000)

	220,000	226,000	286,000	398,000

Income from continuing operations	468,000	353,000	569,000	686,000

Income (loss) from discontinued operations, net	(26,000)	230,000	(293,000)	432,000

Gain on sale of discontinued operations, net of $3,430,000 of taxes	—	—	5,210,000	—

Net income	$442,000	$583,000	$5,486,000	$1,118,000

Basic income per common share based upon 6,599,912 shares outstanding
Continuing operations	$.07	$.05	$.09	$.10
Discontinued operations	—	.04	(.05)	.07
Gain on sale of discontinued operations	—	—	.79	—

Total basic income per common share	$.07	$.09	$.83	$.17

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	2017	2016

Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$569,000	$686,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	92,000	113,000
Deferred income taxes	(188,000)	(34,000)
Income taxes payable	(43,000)	(66,000)
Other, principally net changes in prepaids, property tax payable and other	(34,000)	(232,000)

Net cash provided by operating activities, continuing operations	396,000	467,000
Net cash provided by (used in) operating activities, discontinued operations	(5,945,000)	476,000

Net cash provided by (used in) operating activities	(5,549,000)	943,000

Cash flows from investing activities:
Continuing operations, purchases of properties and equipment	(11,000)	(11,000)

Discontinued operations:
Purchases of properties and equipment	—	(6,000)
Sale of assets	19,794,000	—

	19,794,000	(6,000)

Net cash provided by (used in) investing activities	19,783,000	(17,000)

Cash flows from financing activities:
Redemption of dividend notes payable	(10,608,000)	(1,179,000)

Increase (decrease) in cash and cash equivalents	3,626,000	(253,000)
Cash and cash equivalents, beginning	3,124,000	2,225,000

Cash and cash equivalents, ending	$6,750,000	$1,972,000

Supplemental disclosures:
Cash paid for:
Income taxes:
Continuing operations	$516,000	$1,027,000
Discontinuing operations, sale of assets	4,800,000	—

	$5,316,000	$1,027,000

Interest	$156,000	$295,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

1.     Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”) for many years operated in two segments, leasing and petroleum storage. On December 20, 2016, the Company’s Board of Directors authorized the sale of the Company’s petroleum storage facility and related assets, including the Wilkesbarre Pier and petroleum transmission pipelines owned or controlled by the Company’s subsidiaries, Capital Terminal Company and Dunellen, LLC, to Sprague Operating Resources, LLC, a subsidiary of Sprague Resources, LP (collectively referred to as “Sprague”) for $23 Million subject to certain adjustments. The Company concluded that the sale of the petroleum storage facility met the criteria of a discontinued operation in conformity with United States generally accepted accounting principles (“GAAP”) and therefore the petroleum storage segment is reported as a discontinued operation for all periods presented. On January 24, 2017, the Company and Sprague entered into a definitive purchase and sale agreement (the “Sale Agreement”). The sale closed on February 10, 2017. See Note 10.

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

The accompanying condensed consolidated balance sheet as of December 31, 2016, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016.

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

4.      Properties and equipment:

Properties and equipment (exclusive of assets held for sale) consist of the following:

	June 30, 2017	December 31, 2016
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,831,000	5,820,000

	10,532,000	10,521,000
Office equipment	95,000	95,000

	10,627,000	10,616,000

Less accumulated depreciation:
Properties on lease or held for lease	1,503,000	1,413,000
Office equipment	78,000	76,000

	1,581,000	1,489,000

	$9,046,000	$9,127,000

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

6.     Description of leasing arrangements:

Long-term land leases:

As of June 30, 2017, the Company had entered into nine long-term land leases. Of the nine parcels, seven have had improvements constructed thereon and construction commenced on a 169-unit residential building on Parcel 6B in November 2016.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by these tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. Real property taxes attributable to the Company’s land under these leases totaled $301,000 and $617,000 for the three and six months ended June 30, 2017, and $367,000 and $605,000, respectively, for the three and six months ended June 30, 2016.

With respect to the Parcel 6B and 6C leases, each lessee has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice. The current annual rent on Parcel 6B and 6C is $195,000 and $200,000, respectively. The Company has not received any notice of termination with respect to either parcel.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045. The Lamar lease provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2017 and 2016, the percentage rent totaled $108,000 and $118,000, respectively, which amounts are included in operating revenues on the accompanying consolidated statements of income for the three and six months ended June 30, 2017 and 2016.

Short-term leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a short-term cancellable lease.

At June 30, 2017, the Company has three tenants occupying 54 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $126,000. The Company recognizes the revenue from these leases on a straight-line basis over the terms of the leases. At June 30, 2017 and 2016, there was no excess of straight-line over contractual rentals. The Company also reports as revenue tenant reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

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

The Company incurred $108,000 in fees in connection with the execution of the Services Agreement, which amounts were being amortized using the straight-line method over the three-year non-cancellable portion of the term of the Services Agreement and were included in income (loss) from discontinued operations, net on the accompanying consolidated statements of income for the six months ended June 30, 2017 and the three and six months ended June 30, 2016. At March 31, 2017, the balance was fully written off.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through 2006, the Company had expended $119,000 and has not incurred any significant costs since then. In 2011, RIDEM notified the company to proceed with the next phase of the approval process, notifying the abutters of the proposed remediation system even though RIDEM has not yet taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. In 2014, the Company engaged new consultants to work with RIDEM to develop the next phase of the approval process. The Company and RIDEM are working to complete a remediation plan. Pursuant to the Sale Agreement and related documentation between the Company and Sprague, the Company is required to secure an approved plan to remediate the contamination at its expense. At June 30, 2017, the Company had accrued $440,000 to cover these costs. Any subsequent increase or decrease to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.

9.      Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	June 30, 2017	December 31, 2016
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$1,138,000	$1,140,000
Insurance premiums and accrued leasing revenues	14,000	28,000

	1,152,000	1,168,000
Less deferred tax assets	262,000	90,000

	$890,000	$1,078,000

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

A reconciliation of the major classes of assets reported held for sale as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
Carrying amounts of major classes of assets included as part of discontinued operations:
Properties and equipment, net	$—	$10,116,000
Prepaid and other	—	1,079,000

Total assets of the disposal group classified as held for sale on the consolidated balance sheets	$—	$11,195,000

A reconciliation of the major classes of liabilities associated with the discontinued operations as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
Carrying amounts of major classes of liabilities included as part of discontinued operations:
Property taxes	$—	$71,000
Accounts payable and other	99,000	715,000
Income taxes payable	1,618,000	—
Environmental remediation	440,000	459,000
Deferred income taxes, net	—	3,177,000

Total liabilities of the disposal group classified as associated with discontinued operations on the consolidated balance sheets	$2,157,000	$4,422,000

The operating results of the Petroleum Segment, including those related to prior years, have been retrospectively adjusted from continuing operations in the accompanying consolidated statements of income. Revenue and income before income taxes attributable to discontinued operations for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Revenue:	$14,000	$890,000	$364,000	$1,772,000
Operating expenses	(53,000)	(513,000)	(846,000)	(1,021,000)

Income (loss) from discontinued operations before income taxes	(39,000)	377,000	(482,000)	751,000
Less income tax benefit (expense)	13,000	(147,000)	189,000	(319,000)

Income (loss) from discontinued operations, net of taxes	$(26,000)	$230,000	$(293,000)	$432,000

The net gain from sale of discontinued operations as of June 30, 2017, was calculated as follows:

Gain from sale of discontinued operations before income taxes	$8,640,000

Less income tax expense:
Current	6,607,000
Deferred	(3,177,000)

3,430,000

Net gain from sale of discontinued operations	$5,210,000

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

Cash and cash commitments:

At June 30, 2017, the Company had cash and cash equivalents of $6,750,000. The Company and its three subsidiary companies each maintain a checking account in the same bank, each of which accounts is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held.

Under the terms of a long-term land lease on Parcel 7A, the land was appraised resulting in an annual increase in rent from $122,000 to $170,000. However because the increase was more than 20 percent higher than the existing rent, in accordance with the terms of the lease the annual increase effective April 1, 2017 was $24,000. The remaining excess increase of $24,000 will be effective ratably over four years, beginning April 1, 2018.

At June 30, 2017, the Company has three tenants occupying 54 percent of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $126,000. The Company is currently marketing the remaining portions of the building for lease.

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

Three months ended June 30, 2017 compared to three months ended June 30, 2016:

Revenues increased $12,000 over the 2016 level. Operating expenses increased $34,000 due to increases in legal fees in connection with certain tenants and repair and maintenance costs at the Steeple Street Building, offset in part by a decrease in depreciation due to certain assets becoming fully depreciated in 2016.

General and administrative expense increased $35,000 principally due to an additional employee and costs associated with moving the Company’s principal office.

For the three months ended June 30, 2016, the interest expense on the Dividend Notes was $166,000.

Six months ended June 30, 2017 compared to six months ended June 30, 2016:

Revenues increased $12,000 over the 2016 level. Operating expenses increased $83,000 due to increases in legal fees in connection with certain tenants, repair and maintenance costs at the Steeple Street Building, and an increase in insurance costs, offset in part by a decrease in depreciation due to certain assets becoming fully depreciated in 2016.

General and administrative expense increased $359,000 principally due bonuses to officers totaling $245,000 and an additional employee, costs associated with moving the Company’s principal office, and an increase in professional fees.

For the six months ended June 30, 2017 and 2016, the interest expense on the Dividend Notes was $112,000 and $313,000, respectively.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

(b)	Exhibits:

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s report on Form 8-K filed on April 24, 2013)

3.2	By-laws, as amended (incorporated by reference to Exhibit 2.1 to the registrant’s report on Form 8-K filed on June 13, 2017)

10	Material contracts:

(a)	Petroleum Storage Services Agreement between Sprague Operating Resources LLC and Company:

(i)	Dated April 18, 2014 (incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2014)

(b)	Form of Dividend Note:

(i) Dated December 27, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s report on Form 8-K filed on December 27, 2012)

(c)	Lease between Metropark, Ltd. and Company:

(i)	Dated January 1, 2005 (incorporated by reference to Exhibit 10(a) to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004), as amended.

(d)	Purchase and Sale Agreement between the Company and Sprague Operating Resources, LLC:

(i)	Dated January 24, 2017 (incorporated by reference to Exhibit 2.1 to the registrant’s report on Form 8-K filed on January 25, 2017)

31.1	Rule 13a-14(a) Certification of Chairman and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of Chairman and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017, filed with the Securities and Exchange Commission on August 4, 2017, formatted in eXtensible Business Reporting Language:

(i)	Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016

(ii)	Consolidated Statements of Income for the Three and Six Months ended June 30, 2017 and 2016

(iii)	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2017 and 2016

(iv)	Notes to Consolidated Financial Statements.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
Chairman and Principal Executive Officer

By	/s/ Barbara J. Dreyer
Barbara J. Dreyer
Treasurer and Principal Financial Officer

DATED: August 4, 2017