Form 10-Q
period 2017-09-30
CAPITAL PROPERTIES INC /RI/
filed 2017-10-27
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

As of September 30, 2017, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4.	Controls and Procedures	14

	PART II – OTHER INFORMATION

Item 6.	Exhibits	15

	Signatures	16

Exhibits 31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibits 32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

Item 1. Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Properties and equipment (net of accumulated depreciation)	$9,000,000	$9,127,000
Cash and cash equivalents	5,498,000	3,124,000
Prepaid and other	268,000	184,000
Assets held for sale (Note 10)	—	11,195,000

	$14,766,000	$23,630,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Dividend notes payable (Note 5)	$—	$10,608,000
Property taxes	224,000	224,000
Other	304,000	164,000
Income taxes payable	75,000	63,000
Deferred taxes, net	853,000	1,078,000
Liabilities associated with discontinued operations (Notes 8 and 10)	491,000	4,422,000

	1,947,000	16,559,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	11,971,000	6,223,000

	12,819,000	7,071,000

	$14,766,000	$23,630,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenues	$1,260,000	$1,242,000	$3,890,000	$3,860,000

Expenses:
Operating	376,000	193,000	888,000	622,000
General and administrative	407,000	369,000	1,558,000	1,161,000
Interest on dividend notes	—	132,000	112,000	445,000

	783,000	694,000	2,558,000	2,228,000

Income from continuing operations before income taxes	477,000	548,000	1,332,000	1,632,000

Income tax expense (benefit):
Current	215,000	244,000	689,000	676,000
Deferred	(37,000)	12,000	(225,000)	(22,000)

	178,000	256,000	464,000	654,000

Income from continuing operations	299,000	292,000	868,000	978,000

Income (loss) from discontinued operations, net	(38,000)	237,000	(331,000)	669,000

Gain on sale of discontinued operations, net of $3,430,000 of taxes	—	—	5,210,000	—

Net income	$261,000	$529,000	$5,747,000	$1,647,000

Basic income per common share based upon 6,599,912 shares outstanding
Continuing operations	$.04	$.04	$.13	$.15
Discontinued operations	—	.04	(.05)	.10
Gain on sale of discontinued operations	—	—	.79	—

Total basic income per common share	$.04	$.08	$.87	$.25

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	2017	2016

Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$868,000	$978,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	138,000	156,000
Deferred income taxes	(225,000)	(22,000)
Income taxes payable	12,000	(66,000)
Other, principally net changes in prepaids, property tax payable and other	57,000	148,000

Net cash provided by operating activities, continuing operations	850,000	1,194,000
Net cash provided by (used in) operating activities, discontinued operations	(7,651,000)	748,000

Net cash provided by (used in) operating activities	(6,801,000)	1,942,000

Cash flows from investing activities:
Continuing operations, purchases of properties and equipment	(11,000)	(11,000)

Discontinued operations:
Purchases of properties and equipment	—	(6,000)
Sale of assets	19,794,000	—

	19,794,000	(6,000)

Net cash provided by (used in) investing activities	19,783,000	(17,000)

Cash flows from financing activities:
Redemption of dividend notes payable	(10,608,000)	(1,179,000)

Increase in cash and cash equivalents	2,374,000	746,000
Cash and cash equivalents, beginning	3,124,000	2,225,000

Cash and cash equivalents, ending	$5,498,000	$2,971,000

Supplemental disclosures:
Cash paid for:
Income taxes:
Continuing operations	$654,000	$1,336,000
Discontinuing operations, sale of assets	6,418,000	—

	$7,072,000	$1,336,000

Interest	$156,000	$295,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

The Company’s continuing operations consist of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of the parking garage and Parcel 6C), the leasing of a portion of its building (“Steeple Street Building”) under short-term leasing arrangements and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon. The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking to Metropark, Ltd.

2.	Principles of consolidation and basis of presentation:

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2016, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016.

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

4.	Properties and equipment:

Properties and equipment (exclusive of assets held for sale) consist of the following:

	September 30, 2017	December 31, 2016
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,831,000	5,820,000

	10,532,000	10,521,000
Office equipment	95,000	95,000

	10,627,000	10,616,000

Less accumulated depreciation:
Properties on lease or held for lease	1,548,000	1,413,000
Office equipment	79,000	76,000

	1,627,000	1,489,000

	$9,000,000	$9,127,000

5.	Dividend notes payable:

In 2012, the Company issued $11,787,000 in principal face amount of 5% dividend notes due December 26, 2022 (the “Dividend Notes”). The Dividend Notes were unsecured general obligations of the Company.

In June 2016, the Company redeemed 10 percent of the face value of the outstanding Dividend Notes ($1,179,000) to noteholders of record on June 2, 2016.

On February 24, 2017, following the sale of the Company’s petroleum storage facility and related assets to Sprague on February 10, 2017, the Company issued a notice of mandatory redemption of 100% of the remaining Dividend Notes for a redemption price equal to the outstanding principal face amount of $10,608,000 plus accrued interest of $156,000. The Notes were redeemed on March 31, 2017.

6.	Description of leasing arrangements:

Long-term land leases:

As of September 30, 2017, the Company had entered into ten long-term land leases. The various tenants have completed construction of improvements on seven of the parcels. On Parcel 6B, construction of a 169-unit residential complex commenced in November 2016 and is not yet completed. Parcel 6C is being used as a construction staging area for the construction on Parcel 6B. On September 28, 2017, the Company entered into a long term ground lease of Parcel 20. Under the terms of the lease, tenant possession will not occur until such time as the tenant has received all necessary approvals for construction of not less than 100,000 square feet of mixed use improvements. Prior to transfer of possession, no rent is being paid by the tenant and the Company receives all rents from existing tenants and remains responsible for all expenses, including real estate taxes, related to Parcel 20. Following tenant possession, tenant is obligated not only to pay ground rent for the parcel but also to pay the Company an additional amount for twenty years to compensate the Company for the buildings presently located on the premises.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by these tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income. Real property taxes attributable to the Company’s land under these leases totaled $310,000 and $927,000 for the three and nine months ended September 30, 2017, and $305,000 and $910,000, respectively, for the three and nine months ended September 30, 2016.

With respect to the Parcel 6B and 6C leases, each lessee has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice. The current annual rent on Parcel 6B and 6C is $195,000 and $200,000, respectively. The Tenant of Parcel 20 has the right to terminate the lease if it does not receive approvals for construction of its proposed improvements. The Company has not received any notice of termination with respect to any of the foregoing leases.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045. The Lamar lease provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2017 and 2016, the percentage rent totaled $108,000 and $118,000, respectively, which amounts are included in operating revenues on the accompanying consolidated statements of income for the nine months ended September 30, 2017 and 2016.

Other leases:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a ten-year lease. The Company has the right to terminate the lease as to the whole or any part of the property leased on thirty days’ notice in order to proceed with development, whether by sale, lease or otherwise.

At September 30, 2017, the Company has five tenants occupying 68 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $169,000. The Company recognizes the revenue from these leases on a straight-line basis over the terms of the leases. At September 30, 2017 and 2016, there was no excess of straight-line over contractual rentals. The Company also reports as revenue tenant reimbursements for common area costs and real property taxes. The Company’s main office occupies 12 percent of the Steeple Street Building and the remainder of the Building is currently being marketed.

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

The Company incurred $108,000 in fees in connection with the execution of the Services Agreement, which amounts were being amortized using the straight-line method over the three-year non-cancellable portion of the term of the Services Agreement and were included in income (loss) from discontinued operations, net on the accompanying consolidated statements of income for the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016. At March 31, 2017, the balance was fully written off.

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

In 2003, RIDEM decided that the passive monitoring system previously approved was not sufficient and required the Company to design an active remediation system for the removal of product from the contaminated site. The Company and its consulting engineers began the pre-design testing of the site in the fourth quarter of 2004. The consulting engineers estimated a total cost of $200,000 to design, install and operate the system, which amount was accrued in 2004. Through 2006, the Company had expended $119,000 and has not incurred any significant costs since then. In 2011, RIDEM notified the company to proceed with the next phase of the approval process, notifying the abutters of the proposed remediation system even though RIDEM has not yet taken any action on the Company’s proposed plan. As designed, the system will pump out the contaminants which will be disposed of in compliance with applicable regulations. After a period of time, the groundwater will be tested to determine if sufficient contaminants have been removed. In 2014, the Company engaged new consultants to work with RIDEM to develop the next phase of the approval process. The Company and RIDEM are working to complete a remediation plan. Pursuant to the Sale Agreement and related documentation between the Company and Sprague, the Company is required to secure an approved plan to remediate the contamination at its expense. At September 30, 2017, the Company had accrued $436,000 to cover these costs. Any subsequent increase or decrease to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.

9.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	September 30, 2017	December 31, 2016
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$1,128,000	$1,140,000
Insurance premiums and accrued leasing revenues	1,000	28,000

	1,129,000	1,168,000
Less deferred tax assets	276,000	90,000

	$853,000	$1,078,000

10.	Discontinued operations:

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

A reconciliation of the major classes of assets reported held for sale as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
Carrying amounts of major classes of assets included as part of discontinued operations:
Properties and equipment, net	$—	$10,116,000
Prepaid and other	—	1,079,000

Total assets of the disposal group classified as held for sale on the consolidated balance sheets	$—	$11,195,000

A reconciliation of the major classes of liabilities associated with the discontinued operations as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
Carrying amounts of major classes of liabilities included as part of discontinued operations:
Property taxes	$—	$71,000
Accounts payable and other	55,000	715,000
Environmental remediation	436,000	459,000
Deferred income taxes, net	—	3,177,000

Total liabilities of the disposal group classified as associated with discontinued operations on the consolidated balance sheets	$491,000	$4,422,000

The operating results of the Petroleum Segment, including those related to prior years, have been retrospectively adjusted from continuing operations in the accompanying consolidated statements of income. Revenue and income before income taxes attributable to discontinued operations for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenue:	$—	$892,000	$364,000	$2,664,000
Operating expenses	(61,000)	(574,000)	(907,000)	(1,595,000)

Income (loss) from discontinued operations before income taxes	(61,000)	318,000	(543,000)	1,069,000
Less income tax benefit (expense)	23,000	(81,000)	212,000	(400,000)

Income (loss) from discontinued operations, net of taxes	$(38,000)	$237,000	$(331,000)	$669,000

The net gain from sale of discontinued operations as of September 30, 2017, was calculated as follows:

Gain from sale of discontinued operations before income taxes	$8,640,000

Less income tax expense:
Current	6,607,000
Deferred	(3,177,000)

3,430,000

Net gain from sale of discontinued operations	$5,210,000

11.	Fair value of financial instruments:

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

12.	Subsequent events:

On October 25, 2017, the Company’s Treasurer and Chief Financial Officer, announced her retirement effective December 31, 2017. On the same date, the Board of Directors granted her a supplemental retirement benefit of $200,000.

On October 25, 2017, the Board of Directors reinstated a regular quarterly dividend of $.07 per share for shareholders of record on December 15, 2017, payable January 3, 2018.

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

Cash and cash commitments:

At September 30, 2017, the Company had cash and cash equivalents of $5,498,000. The Company and its three subsidiary companies each maintain a checking account in the same bank, each of which accounts is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held.

Under the terms of a long-term land lease on Parcel 7A, the land was appraised resulting in an increase in annual rent from $122,000 to $170,000. However, the increase was more than 20 percent over the existing rent. Under the terms of the lease, the annual increase effective April 1, 2017 was limited to 20 percent of the existing rent, or $24,400, with the balance of the increase to be effective ratably over four years beginning April 1, 2018.

At September 30, 2017, the Company has five tenants occupying 68 percent of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $169,000. The Company’s main office occupies 12 percent of the Steeple Street Building and the remainder of the Building is currently being marketed.

On February 24, 2017, the Company issued a notice of mandatory redemption of the entire remaining outstanding balance of its Dividend Notes. The principal balance plus accrued interest to the date of redemption was $10,764,000. The Company received $19,794,000 from the sale of its petroleum storage business after giving effect to escrows, a credit to Sprague for the cost of constructing a turning dolphin adjacent to the Pier, and other customary closing costs. The Company estimates that the cash outlay for federal and state income taxes arising from the sale will total approximately $6,600,000. Most of the remaining proceeds from the sale were used to effect the redemption of the Dividend Notes on March 31, 2017.

On October 25, 2017, Barbara Dreyer, the company’s Treasurer and Chief Financial Officer, announced her retirement effective December 31, 2017. On the same date, the Board of Directors granted her a supplemental retirement benefit of $200,000. Also the Board of directors elected Susan Johnson, the Company’s Controller, as the Treasurer and Chief Financial Officer effective on Ms. Dreyer’s retirement.

On October 25, 2017, the Board of Directors reinstated a regular quarterly dividend of $.07 per share ($462,000) for shareholders of record on December 15, 2017, payable January 3, 2018. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

3.	Results of operations:

Three months ended September 30, 2017 compared to three months ended September 30, 2016:

Revenues increased $18,000 over the 2016 level. Operating expenses increased $183,000 due to increases in legal fees in connection with certain tenants and repair and maintenance costs at the Steeple Street Building, offset in part by a decrease in depreciation due to certain assets becoming fully depreciated in 2016.

General and administrative expense increased $38,000 principally due to an additional employee and costs associated with moving the Company’s principal office.

For the three months ended September 30, 2016, the interest expense on the Dividend Notes was $132,000.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016:

Revenues increased $30,000 over the 2016 level. Operating expenses increased $266,000 due to increases in legal fees in connection with certain tenants, repair and maintenance costs at the Steeple Street Building, and an increase in insurance costs, offset in part by a decrease in depreciation due to certain assets becoming fully depreciated in 2016.

General and administrative expense increased $397,000 principally due to bonuses to officers totaling $245,000 and an additional employee, costs associated with moving the Company’s principal office, and an increase in professional fees.

For the nine months ended September 30, 2017 and 2016, the interest expense on the Dividend Notes was $112,000 and $445,000, respectively.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

(b)	Exhibits:

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s report on Form 8-K filed on April 24, 2013)

3.2	By-laws, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s report on Form 8-K filed on October 25, 2017)

10	Material contracts:

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

(d) Purchase and Sale Agreement between the Company and Sprague Operating Resources, LLC:

(i) Dated January 24, 2017 (incorporated by reference to Exhibit 2.1 to the registrant’s report on Form 8-K filed on January 25, 2017)

31.1	Rule 13a-14(a) Certification of Chairman and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of Chairman and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017, filed with the Securities and Exchange Commission on October 27, 2017, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016

(ii) Consolidated Statements of Income for the Three and Nine Months ended September 30, 2017 and 2016

(iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2017 and 2016

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

DATED: October 27, 2017