Form 10-K
period 2017-12-31
CAPITAL PROPERTIES INC /RI/
filed 2018-03-19
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2017, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $29,700,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of March 1, 2018, the Company had 6,599,912 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on April 24, 2018, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

PART I

FORWARD-LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectibility of the accrued leasing revenues when due over the terms of the long-term land leases and the early termination of the Parcel 6C land lease; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; and exposure to remediation costs associated with its former ownership of a petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

Item 1.	Business

Organizational History

The Company was organized as a business corporation under the laws of Rhode Island in 1983 as Providence and Worcester Company and is the successor by merger in 1983 to a corporation also named Providence and Worcester Company which was organized under the laws of Delaware in 1979. In 1984, the Company’s name was changed to Capital Properties, Inc.

Segments

Prior to December 20, 2016, the Company operated in two segments: leasing and petroleum storage. On December 20, 2016, the Company’s Board of Directors authorized the sale of the Company’s petroleum storage facility and related assets, including the Wilkesbarre Pier and petroleum transmission pipelines owned or controlled by the Company’s subsidiaries, Capital Terminal Company and Dunellen, LLC to Sprague Operating Resources, LLC, a subsidiary of Sprague Resources LP (collectively referred to as “Sprague”), for a purchase price of $23 Million (subject to certain adjustments) resulting in the petroleum storage business (the “Petroleum Segment”) being classified as discontinued operations for all periods presented. On January 24, 2017, the Company entered into a definitive purchase and sale agreement with Sprague (the “Sale Agreement”) and the transaction was consummated on February 10, 2017. See Note 8 to the Consolidated Financial Statements.

The Board’s decision to authorize the sale of the Petroleum Segment to Sprague, which had been exclusively leasing the petroleum storage facility and related assets since May 1, 2014, was based on an evaluation of the Petroleum Segment’s economic future as solely a distillate terminal and the significant capital investment and substantial risk related to converting a significant portion of the petroleum storage facility to gasoline in order to increase revenue. The Board concluded that a sale to Sprague was in the best interest of the Company’s shareholders. As a result of the sale of its petroleum storage and related assets, the Company’s operations are limited to leasing its real estate interests.

Leasing Business

Capital Center

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

The Company first began offering parcels for lease in the Capital Center area in the late 1980’s. As of December 31, 2017, nine parcels within the Capital Center area have been leased by the Company under long-term leases of 99 years or more. Of the nine parcels, eight have improvements constructed thereon or under construction as follows:

• Parcel 2	17-story and 19-story residential buildings containing 193 units (307,000 gross square feet) and a 13-story office building (325,000 gross square feet)

• Parcel 3S	13-story office building (235,000 gross square feet)

• Parcel 5	8-story 225-unit residential building (454,000 gross square feet)

• Parcel 6A	4-story 96-unit residential building (120,000 gross square feet

• Parcel 6B	4-story 169-unit residential building (248,000 gross square feet), under construction

• Parcel 7A	330-car public parking garage

• Parcel 8	4-story office building (114,000 gross square feet)

• Parcel 9	10-story office building (210,000 gross square feet)

While seeking developers, the Company also leases Parcels 3E, 3W, 4E and 4W in the Capital Center area for public parking purposes on a short-term basis to Metropark, Ltd.

Parcel 20 Adjacent to the Capital Center

Since the 1980’s, the Company has owned an undeveloped parcel of land adjacent to the Capital Center, which is leased out for public parking purposes on a short-term basis. In 2007, the Company purchased the adjacent parcel containing a three/four-story 18,000 square foot building (the “Steeple Street Building”) and related land for $2,329,000, which, together with the previously-owned land, now comprises Parcel 20, containing 26,600 square feet. The Steeple Street Building is on the State Registry of Historic Buildings. During 2010-2011, the Company substantially rehabilitated the Steeple Street Building. The Steeple Street Building has four commercial tenants with additional space available for lease.

On September 28, 2017 the Company entered into a long-term ground lease of Parcel 20. Under the terms of the lease, tenant possession will not occur until such time as the tenant has received all necessary approvals for construction of not less than 100,000 square feet of mixed use improvements. Prior to transfer of possession, no rent is being paid by the tenant and the Company receives all rents from existing tenants and parking lease revenue and remains responsible for all expenses, including real estate taxes, related to Parcel 20. Following tenant possession, tenant is obligated not only to pay ground rent for the parcel but also to pay the Company an additional amount for twenty years to compensate the Company for the building presently located on the premises.

All of the properties described above are shown on a map contained in Exhibit 20.

Lamar Lease

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) under a lease which expires in 2045. All but one of these locations are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and Providence & Worcester Railroad Company (“Railroad”); the remaining location is leased by the Company from a third party with a remaining term of two years.

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

A summary of the long-term leases which have commenced is as follows:

Parcels in Capital Center Area
Parcel Number	Description of Usage	Term of Lease (Years)	Termination Date	Options to Extend Lease	Current Annual Contractual Rent	Contingent Rent	Next Periodic Rent Adjustment	Annual Rent After Next Adjustment and/or Type of Next Adjustment

2	Residential/Office	103	2108	Two 75-Year	$456,000	None	2018	Cost-of-Living Adjustment

3S	Office	99	2087	None	$618,000	None	2019	Appraisal

5	Residential	149	2142	None	$540,000	1% Gross Revenues	2033	Appraisal

6A	Residential	99	2107	Two 50-Year	$334,000	None	2019	$367,000

6B	Residential	99	2107	Two 50-Year	$195,000	None	2019	$214,000

6C	Residential/Office	99*	2107	Two 50-Year	$200,000	None	2019	$220,000

7A	Garage	99	2104	Two 75-Year	$147,000	None	2022	Cost-of-Living Adjustment

8	Office	99	2090	None	$290,000	1% Gross Revenues	2020	Appraisal

9	Office	149	2153	None	$378,000	None	2021	$397,000

Lamar
Description of Usage	Term of Lease (Years)	Termination Date	Options to Extend Lease	Current Annual Contractual Rent	Contingent Rent	Next Periodic Rent Adjustment	Annual Rent After Next Adjustment and/or Type of Next Adjustment

Billboard	39	2045	See Lamar Lease above	$876,000	See Lamar Lease above	2018	$900,000

*	Cancellable. See Note 5 to the Consolidated Financial Statements.

Major tenants:

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s leasing revenues for the years ended December 31, 2017 and 2016:

	2017	2016
Lamar Outdoor Advertising, LLC	$998,000	$984,000
Metropark, Ltd	721,000	651,000
One Citizens Plaza Holdings LLC	618,000	618,000
AvalonBay Communities, Inc.	615,000	615,000

	$2,952,000	$2,868,000

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

Employees

As of December 31, 2017, the Company has four employees.

Discontinued Operations

Terminal and Pier Facility

Prior to February 10, 2017, the Company, through its wholly-owned subsidiaries, Dunellen, LLC (“Dunellen”) and Capital Terminal Company, owned and operated a petroleum storage terminal containing 1,004,000 shell barrels (the “Terminal”) and the Wilkesbarre Pier (the “Pier”), collectively referred to as the “Facility,” located in East Providence, Rhode Island. The Terminal utilized the Pier and two 16” pipelines connecting the Pier to the Terminal. During 2016, the Facility was leased to Sprague pursuant to a lease dated May 1, 2014. Sprague paid an annual rent of $3,500,000 and the Company paid substantially all of the operating costs related to the Facility. In April 2016, as permitted by the lease, Sprague gave Dunellen notice of its intention to terminate the lease effective May 1, 2017. In January 2017, the Company took title to the pipelines and the related easement from Getty Properties Corp. (“Getty”). Getty also conveyed to Dunellen all of its interest in and to the Pier. As noted above, on February 10, 2017, the Company sold the Terminal, the Pier and related facilities, including the pipelines, to Sprague. See Note 8 to the Consolidated Financial Statements.

Environmental

In 1994, a leak was discovered in a storage tank at the Terminal which allowed the escape of a small amount of fuel oil. Since that time, the Company and its consultants have continued to worked with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation plan. Pursuant to the Sale Agreement with Sprague and related documentation, the Company is required to secure an approved remediation plan and to remediate this contaminated site at its expense. At December 31, 2016, the Company accrued an additional $385,000 to cover these costs, bringing the total accrual for the cost of remediation to $459,000. During 2017, remediation costs of $25,000 were incurred which reduced the total accrual to $434,000. Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.

Insurance

The Company maintains what management believes to be adequate levels of insurance.

Item 2.	Properties

The Company owns approximately 18 acres and a historic building in and adjacent to the Capital Center District in Providence, Rhode Island. All of the property and a portion of the building are leased either under long-term leases or short-term leases as more particularly described in Item 1, Leasing Business. The Company also owns or controls 23 locations on which 44 billboard faces have been constructed. All but one of these locations are owned by the Company under permanent easements from the Railroad; the remaining location is leased from an unrelated third party with a remaining term of two years.

As of December 31, 2016, the Company also owned the Pier and an approximate 10-acre site in East Providence, Rhode Island on which there are located nine petroleum storage tanks, related distribution racks and a single-story office building which housed the Company’s headquarters and other support operations. On December 20, 2016, the Board of Directors authorized the sale of these properties to Sprague. Accordingly, these properties were reclassified as “Assets held for sale” on the Consolidated Balance Sheets for the year ended December 31, 2016. The properties were sold to Sprague on February 10, 2017. See “Discontinued Operations” above and Note 8 to Consolidated Financial Statements.

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

	Trading Prices		Dividends
	High	Low	Declared
2017
1st Quarter	$14.19	$12.62	—
2nd Quarter	14.30	13.00	—
3rd Quarter	14.00	13.05	—
4th Quarter	14.35	13.25	$0.07	*

2016
1st Quarter	11.15	9.90	—
2nd Quarter	10.30	9.50	—
3rd Quarter	12.80	9.65	—
4th Quarter	13.60	10.70	—

*	Declared on October 25, 2017, payable on January 3, 2018 to shareholders of record as of the close of business on December 15, 2017.

At March 1, 2018, there were 395 holders of record of the Company’s Class A Common Stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U. S. GAAP). The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 8, Discontinued Operations and Subsequent Event in the accompanying consolidated financial statements for further discussion of these operations.

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

Through December 31, 2017, the receivable on this lease has grown to $23,885,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 28 years away.

In 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases). For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 94th year of the lease. Through December 31, 2017, the receivable on this lease is $30,844,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 80 years away.

In 2006, the Company entered into an Amended and Restated Agreement of its lease with Lamar Outdoor Advertising LLC (“Lamar”). In 2013, the lease was extended to 2045 following the conversion of billboards at two locations to electronic boards, as required by the lease, resulting in a current remaining term of 30 years which provides for fixed percentage increases annually. For this lease, the contractual amount paid by Lamar will not exceed the calculated straight-line amount until the 23rd year of the extended lease. Through December 31, 2017, the receivable on this lease is $2,788,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 12 years away.

Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates are closer. Although the Company’s other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that certain future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values. Through December 31, 2017, the receivable on these leases is $16,120,000 and management has not been able to conclude that any portion is collectible as the turnaround dates are approximately 43 years away.

2.	Liquidity and capital resources:

Historically, the Company generates adequate liquidity to fund its operations.

Cash and cash commitments:

At December 31, 2017, the Company had cash and cash equivalents of $5,202,000. At December 31, 2017, cash equivalents consist of United States zero-coupon treasury bills due March 2018 totaling $2,993,000. At December 31, 2016, the Company had no cash equivalents. The Company and its three subsidiary companies each maintain a checking account in the same bank; the aggregate of each Company’s accounts is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held.

Under the terms of the long-term land lease on Parcel 2, the contractual rent will be adjusted in May 2018 by a cost of living adjustment as provided in the lease agreement.

On April 1, 2017, the scheduled annual contractual rent on Parcel 7A increased $10,000 and will increase by a like amount over the following four years.

On April 1, 2016, under the terms of the long-term land lease on Parcel 9, the scheduled annual contractual rent increased $18,000.

At December 31, 2017, the Company has four tenants occupying 49 percent of the Steeple Street Building under short-term leases (five years or less) at a current total annual rental of $95,000. The Company is currently marketing the remaining portions of the building for lease.

On February 24, 2017, the Company issued a notice of mandatory redemption of the entire remaining outstanding balance of its Dividend Notes. The principal balance plus accrued interest to the date of redemption was $10,764,000. The Company received $19,794,000 from the sale of its petroleum storage business after giving effect to escrows, a credit to Sprague for the cost of constructing a turning dolphin adjacent to the Pier, and other customary closing costs. The cash outlay for federal and state income taxes arising from the sale totaled $6,503,000. Most of the remaining proceeds from the sale were used to effect the redemption of the Dividend Notes on March 31, 2017.

Pursuant to the Sale Agreement and related documentation, the Company is required, at its expense, to secure an approved remediation plan and to remediate contamination caused by a 1994 leak in a 25,000 barrel storage tank at the Terminal. See Note 6, “Petroleum storage facility and environmental incident” to the Consolidated Financial Statements. At December 31, 2016, the Company accrued an additional $385,000 to cover these costs, bringing the total accrual for the cost of remediation to $459,000. During 2017, remediation costs of $25,000 where incurred which reduced the total accrual to $434,000. The Company is in the process of preparing a final remediation plan for submission to the Rhode Island Department of Environmental Management.

At its regularly scheduled quarterly Board meeting held October 25, 2017 and January 24, 2018, the Board of Directors voted to declare a regular quarterly dividend of $.07 per share for shareholders of record on December 15, 2017 and March 1, 2018, payable January 3, 2018 and March 15, 2018, respectively.

The declaration of future dividends will depend on future earnings and financial performance.

At December 31, 2017, the Company has no non-cancellable contract obligations other than one operating lease for a billboard location for which the rent expense is not material.

3.	Results of operations:

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Continuing operations:

Revenues from continuing operations increased $129,000 from 2016 due to scheduled increases in rent under long-term land leases and increases under short-term leases, offset in part by a decrease in contingent rent under the Lamar lease. Operating expenses increased $479,000 due principally to a review of tenant compliance with the insurance requirements provided in the long-term land leases ($187,000), legal costs associated with review of potential development opportunities on the Company’s available parcels and the eviction of a Steeple Street tenant due to nonpayment of rent and common area charges ($75,000), bad debt expense ($64,000) in connection with the evicted tenant and an increase in repairs and maintenance at the Steeple Street Building ($61,000).

General and administrative expense increased $762,000 due principally to payroll and payroll related costs associated with severance paid to the Company’s former Vice-President ($193,000), a bonus related to the successful completion of the Sprague sale ($50,000) to the Company’s former treasurer along with a supplemental retirement benefit in recognition of her years of service ($200,000) and the addition of two employees ($273,000).

For the year ended December 31, 2017 and 2016, interest expense on the dividend notes was $112,000 and $578,000, respectively. In June 2016, the Company redeemed 10 percent of the face value of the Dividend Notes. Following the sale of the Company’s petroleum storage business, the Company redeemed all of the outstanding Dividend Notes on March 31, 2017.

Discontinued operations:

The sale of the Petroleum Segment described above results in the segment being classified as discontinued operations for all periods presented. For 2017, revenues and operating expenses reflect the results of operations through the date of sale (February 10, 2017) verses a full year of activity in 2016. Revenues for 2017 are less than the revenue earned from the same time frame in 2016 due principally to an adjustment of $50,000 related to the recognition of revenue on a straight-line basis over the term of the Sprague lease. Operating expenses for 2017 include bonuses totaling $426,000 paid to the Company’s former Vice President and Petroleum Segment employees for the successful completion of the sale to Sprague and for their dedicated service along with increased professional fees associated with the Sprague sale.

Income Taxes:

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) which, among other things, lowered the U.S. Federal corporate tax rate from 35% to 21%. The Company recorded a net tax benefit to reflect the impact of the Act as of December 31, 2017, as it is required to reflect the change in the period in which the law is enacted. The benefits recorded in 2017 related to the revaluation of deferred tax assets and liabilities which resulted in a deferred tax benefit of $406,000.

Item 8.	Financial Statements and Supplementary Data

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Capital Properties, Inc.

East Providence, Rhode Island

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income and retained earnings, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Stowe & Degon, LLC

We have served as the Company’s auditor since 2016.

Westborough, Massachusetts

March 19, 2018

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS

Properties and equipment (net of accumulated depreciation)	$8,953,000	$9,127,000
Cash and cash equivalents	5,202,000	3,124,000
Funds on deposit with agent	462,000	—
Prepaid and other	434,000	184,000
Deferred income taxes associated with discontinued operations (Note 8)	108,000	—
Assets held for sale (Note 8)	—	11,195,000

	$15,159,000	$23,630,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Dividend notes payable	$—	$10,608,000
Dividends payable	462,000	—
Property taxes	224,000	224,000
Other	536,000	164,000
Income tax payable	35,000	63,000
Deferred income taxes, net	803,000	1,078,000
Liabilities associated with discontinued operations (Note 8)	489,000	4,422,000

	2,549,000	16,559,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,559,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	11,762,000	6,223,000

	12,610,000	7,071,000

	$15,159,000	$23,630,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	December 31,
	2017	2016
Revenues	$5,247,000	$5,118,000

Expenses:
Operating	1,320,000	841,000
General and administrative	2,245,000	1,483,000
Interest on Dividend Notes	112,000	578,000

	3,677,000	2,902,000

Income from continuing operations before income taxes	1,570,000	2,216,000

Income tax expense (benefit):
Current	673,000	963,000
Deferred	(275,000)	(96,000)

	398,000	867,000

Income from continuing operations	1,172,000	1,349,000

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(597,000)	783,000
Income tax expense (benefit)	(346,000)	307,000

Income (loss) from discontinued operations	(251,000)	476,000

Gain on sale of discontinued operations, net of $3,560,000 of taxes	5,080,000	—

Net income	6,001,000	1,825,000
Retained earnings, beginning	6,223,000	4,398,000
Dividends on common stock ($.07 per share) based upon 6,599,912 shares outstanding	(462,000)	—

Retained earnings, ending	$11,762,000	$6,223,000

Basic income (loss) per share, based on 6,599,912 shares outstanding:
Continuing operations	$0.18	$0.20
Discontinued operations	(0.04)	0.08
Gain on sale of discontinued operations	0.77	—

Total basic income per common share	$0.91	$0.28

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2017	2016
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$1,172,000	$1,349,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deprecation	185,000	204,000
Deferred income taxes	(275,000)	(96,000)
Changes in assets and liabilities:
Increase in:
Prepaid and other	(250,000)	—
Property taxes and other	372,000	3,000
Decrease in:
Prepaid and other	—	207,000
Income tax payable	(28,000)	(3,000)

Net cash provided by operating activities, continuing operations	1,176,000	1,664,000
Net cash provided by (used in) operating activities, discontinued operations	(7,693,000)	543,000

Net cash provided by (used in) operating activities	(6,517,000)	2,207,000

Cash flows from investing activities:
Continuing operations, purchase of properties and equipment	(11,000)	(12,000)

Discontinued operations:
Purchase of properties and equipment	(118,000)	(117,000)
Proceeds from sale of assets	19,794,000	—

	19,676,000	(117,000)

Net cash provided by (used in) investing activities	19,665,000	(129,000)

Cash flows from financing activities:
Redemption of dividend notes payable	(10,608,000)	(1,179,000)
Funds on deposit with agent	(462,000)	—

Net cash used in financing activities	(11,070,000)	(1,179,000)

Increase in cash and cash equivalents	2,078,000	899,000
Cash and cash equivalents, beginning	3,124,000	2,225,000

Cash and cash equivalents, ending	$5,202,000	$3,124,000

Supplemental disclosures:
Cash paid for income taxes:
Continuing operations	$923,000	$1,642,000
Discontinued operations, sale of assets	6,503,000	—

	$7,426,000	$1,642,000

Cash paid for interest on Dividend Notes payable	$156,000	$560,000

Capital expenditures, discontinued operations financed through accounts payable	$—	$118,000

See accompanying notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”) for many years operated in two segments, leasing and petroleum storage. On December 20, 2016, the Company’s Board of Directors authorized the sale of the Company’s petroleum storage facility and related assets, including the Wilkesbarre Pier and petroleum transmission pipelines owned or controlled by the Company’s subsidiaries Capital Terminal Company and Dunellen, LLC to Sprague Operating Resources, LLC, a subsidiary of Sprague Resources, LP (collectively referred to as “Sprague”) for $23 Million subject to certain adjustments. The Company concluded that the sale of the petroleum storage facility met the criteria of a discontinued operation in conformity with United States generally accepted accounting principles (“GAAP”) and therefore the petroleum storage segment is reported as a discontinued operation for all periods presented. On January 24, 2017, the Company and Sprague entered into a definitive purchase and sale agreement (the “Sale Agreement”). The sale closed on February 10, 2017. See Note 8.

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

Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash and payables, approximate their respective book values because of their short-term nature. Upon review of current market conditions and other factors, the Company believes that the fair value of the Dividends Notes payable at December 31, 2016 approximated their book value. The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2017, cash equivalents consist of United States zero-coupon treasury bills due March 2018 totaling $2,993,000. At December 31, 2016, the Company had no cash equivalents. The Company and its three subsidiary companies each maintain a checking account in the same bank; the aggregate of each Company’s accounts is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company has not experienced any losses in such accounts.

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

Certain of the Company’s long-term land leases, including the outdoor advertising locations, provide for presently known scheduled rent increases over the remaining terms (28 to 136 years). The Company follows GAAP in accounting for leases by recognizing leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as revenue that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.

The Company reports contingent revenue in the period in which the factors occur on which the contingent payments are predicated.

The Company reported revenue from the petroleum storage facility included in discontinued operations when earned and reports as revenue the tenant’s portion of the real property taxes and certain other items as required by the lease.

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

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act includes a number of changes to existing U.S. federal tax laws that impact the Company, most notably a reduction of the U.S. federal corporate income tax rate from a maximum of 35 percent to a flat 21 percent for tax years effective January 1, 2018.

The Company has elected to recognize the income tax effects of the Act in its financial statements in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance for the application of ASC Topic 740 Income Taxes, in the reporting period in which the Act was signed into law. Under SAB 118 when the Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act it will recognize provisional amounts if a reasonable estimate can be made. If a reasonable estimate cannot be made, then no impact is recognized for the effect of the Act. SAB 118 permits an up to one year measurement period to finalize the measurement of the impact of the Act.

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

Recent accounting pronouncements:

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

3.	Properties and equipment:

Properties and equipment (exclusive of assets held for sale) consist of the following:

	Estimated
	Useful Life	December 31,
	in Years	2017	2016
Properties on lease or held for lease:
Land and land improvements	—	$4,701,000	$4,701,000
Building and improvements, Steeple Street	39	5,831,000	5,820,000

		10,532,000	10,521,000
Office equipment	5-10	95,000	95,000

		10,627,000	10,616,000

Less accumulated depreciation:
Properties on lease or held for lease		1,593,000	1,413,000
Office equipment		81,000	76,000

		1,674,000	1,489,000

		$8,953,000	$9,127,000

In 2016, the Company wrote off fully depreciated equipment no longer in service totaling $17,000.

4.	Dividend notes payable:

In 2012, the Company issued $11,787,000 in principal face amount of 5% dividend notes due December 26, 2022 (the “Dividend Notes”). The Dividend Notes were unsecured general obligations of the Company bearing interest at the annual rate of 5% payable semi-annually on June 15 and December 15 to note holders of record on June 1 and December 1 of each year.

On June 15, 2016, the Company redeemed 10 percent of the face value of its outstanding Dividend Notes ($1,179,000) to note holders of record on June 2, 2016. At December 31, 2016, the remaining principal balance of the Dividend Notes was $10,608,000.

On February 24, 2017, following the sale of the Company’s petroleum storage business (see Note 8 herein), the Company issued a notice of mandatory redemption of 100% of the remaining Dividend Notes for a redemption price equal to the outstanding principal face amount of $10,608,000 plus accrued interest of $156,000. The Notes were redeemed on March 31, 2017.

5.	Description of leasing arrangements:

Long-term land leases:

As of December 31, 2017, the Company had entered into nine long-term land leases. The various tenants have completed construction of improvements on seven of the parcels. On Parcel 6B, construction of a 169-unit residential complex commenced in November 2016 and is not yet complete. Parcel 6C is being used as a construction staging area for the construction on Parcel 6B. On September 28, 2017, the Company entered into a long term ground lease of Parcel 20. Under the terms of the lease, tenant possession will not occur until such time as the tenant has received all necessary approvals for construction of not less than 100,000 square feet of mixed use improvements. Prior to transfer of possession, no rent is being paid by the tenant and the Company receives all rents from existing tenants and parking lease revenue and remains responsible for all expenses, including real estate taxes, related to Parcel 20. Following tenant possession, tenant is obligated not only to pay ground rent for the parcel but also to pay the Company an additional amount for twenty years to compensate the Company for the building presently located on the premises.

Under the nine land leases, the tenants are required to negotiate any tax stabilization treaty or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements.    Accordingly, with the exception of Parcel 20, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. For the years ended December 31, 2017 and 2016, the real property taxes attributable to the Company’s land under these nine leases were $1,230,000 and $1,212,000, respectively.

Under two of the long-term land leases, the Company receives contingent rentals (based upon a fixed percentage of gross revenue received by the tenants) which totaled $101,000 and $105,000 for the years ended December 31, 2017 and 2016, respectively.

With respect to the Parcel 6B and 6C leases, each lessee has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice. To date, no notice of termination has been received by the Company. The current annual rents on Parcels 6B and 6C are $195,000 and $200,000, respectively.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045. All but one of these locations are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and Providence & Worcester Railroad Company; the remaining location is leased by the Company from a third party with a remaining term of two years.

In 2013, Lamar converted billboards at two locations to electronic billboards, which conversions extended the term of the lease for a total of twelve years to 2045. The Lamar lease also provides, among other things, for the following: (1) the base rent increases annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2017 and 2016, the contingent rents totaled $108,000 and $117,000, respectively, which amounts are included in revenues on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2017 and 2016. The Lamar lease contains other terms and conditions customary to such instruments.

Minimum future contractual rental payments to be received from non-cancellable long-term leases as of December 31, 2017 are:

Year ending December 31,
2018	$4,077,000
2019	4,144,000
2020	4,189,000
2021	4,211,000
2022	4,243,000
2023 to 2153	788,894,000

$809,758,000

For those leases with presently known scheduled rent increases at December 31, 2017 and 2016, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the 30 to 149 year terms of the leases) and the portion of the excess of straight-line over contractual rentals which management has concluded is realizable when payable over the terms of the leases at December 31, 2017 and 2016 are as follows:

	2017	2016
Cumulative excess of straight-line over contractual rentals	$73,637,000	$67,301,000
Amount management has not been able to conclude is collectible	(73,592,000)	(67,261,000)

Accrued leasing revenues, which are included in prepaid and other on the accompanying consolidated balance sheets	$45,000	$40,000

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

At December 31, 2017 and 2016, the Company had four and three tenants, respectively, occupying 49 percent and 54 percent of the Steeple Street Building, respectively, under short-term leases of five years or less at a current total annual rental of $95,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At December 31, 2017 and 2016, the excess of straight-line over contractual rentals is $1,000 for both years, which is included in prepaid and other on the accompanying consolidated balance sheets. The Company also reports as revenue from tenants’ reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s revenues for the years ended December 31, 2017 and 2016:

	2017	2016
Lamar Outdoor Advertising, LLC	$998,000	$984,000
Metropark, Ltd.	721,000	651,000
One Citizens Plaza Holdings LLC	618,000	618,000
AvalonBay Communities, Inc.	615,000	615,000

	$2,952,000	$2,868,000

6.	Petroleum storage facility and environmental incident:

Terminal and Pier Facility

On December 20, 2016, the Company’s Board of Directors authorized the sale of the Company’s petroleum storage facility and related assets to Sprague, which sale was completed on February 10, 2017. See Note 8 below.

The Facility was leased by Sprague under a Petroleum Storage Services Agreement (the “Services Agreement”) since May 1, 2014. The base rent under the Services Agreement was $3,500,000, subject to annual cost-of-living adjustments on May 1 of each year. On May 1, 2016, the annual rent increased $39,000. Commencing April 1, 2016 and on each April 1 thereafter during the initial term and any extension term of the Services Agreement, either party during the following thirty days had the right to terminate the Services Agreement as of April 30 of the year next following the year in which notice of termination is given. On April 28, 2016, the Company received a notice from Sprague that, effective April 30, 2017, Sprague would terminate the Services Agreement.

The Company incurred $108,000 in fees in connection with the execution of the Services Agreement, which amounts were amortized on the straight-line method over the three-year non-cancellable portion of the term of the Services Agreement and have been deducted in calculating “Income from discontinued operations before income taxes” on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2017 and 2016.

Environmental remediation:

In 1994, a leak was discovered in a storage tank at the Terminal which allowed the escape of a small amount of fuel oil. Since that time, the Company and its consultants have continued to worked with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation plan. Pursuant to the Sale Agreement with Sprague and related documentation, the Company is required to secure an approved remediation plan and to remediate this contaminated site at its expense. At December 31, 2016, the Company accrued an additional $385,000 to cover these costs, bringing the total accrual for the cost of remediation to $459,000. During 2017, remediation costs of $25,000 were incurred which reduced the total accrual to $434,000. Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.

7.	Income taxes, continuing operations:

For the years ended December 31, 2017 and 2016, income tax expense (benefit) for continuing operations is comprised of the following components:

	2017	2016
Current:
Federal	$542,000	$770,000
State	131,000	193,000

	673,000	963,000

Deferred:
Federal	(302,000)	(74,000)
State	27,000	(22,000)

	(275,000)	(96,000)

	$398,000	$867,000

For the years ended December 31, 2017 and 2016, a reconciliation of the income tax provision for continuing operations as computed by applying the United States income tax rate (35% in 2017 and 34% in 2016) to income before income taxes is as follows:

	2017	2016
Computed “expected” tax	$548,000	$753,000
Increase in “expected” tax resulting from state income tax, net of federal income tax benefit	103,000	114,000
Effect of federal rate reduction	(406,000)	—
Nondeductible expenses and other	153,000	—

	$398,000	$867,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2017	2016
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis:
Cost differences	$898,000	$1,122,000
Depreciation differences	(73,000)	18,000

	825,000	1,140,000
Insurance premiums and accrued leasing revenues	14,000	28,000

	839,000	1,168,000
Deferred tax assets	(36,000)	(90,000)

	$803,000	$1,078,000

The Company has reviewed all of its tax positions and has determined that no reserves are required.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”). Beginning January 1, 2018, the Company will be taxed at a 21% federal corporate tax rate. The Company has reflected the impact of this rate in its deferred tax assets and liabilities at December 31, 2017, as it is required to reflect the change in the period in which the law is enacted. The impact of this change was a net benefit of $406,000 in the income tax provision for the period ended December 31, 2017.

The Tax Act is a comprehensive tax reform bill containing a number of other provisions that either currently or in the future could impact the Company. The net benefit of the Act as recorded at December 31, 2017 represent the Company’s best estimate using information available to the Company as of March 14, 2018. The Company anticipates U.S. regulatory agencies will issue further regulations over the next year which may alter this estimate. The Company will refine its estimates to incorporate new or better information as it comes available.

8.	Discontinued operations and subsequent event:

On December 20, 2016, the Company’s Board of Directors voted to authorize the sale of its East Providence petroleum storage facility and related assets, including the Pier and petroleum transmission pipelines owned or controlled by its wholly-owned subsidiaries, Capital Terminal Company (“CTC”) and Dunellen, LLC (“Dunellen”) (“Petroleum Segment”) to Sprague Operating Resources, LLC (“Sprague”) for $23 Million (the “Sale Price”), subject to certain adjustments. On January 24, 2017, the Company and Sprague entered into the Sale Agreement. The sale closed on February 10, 2017.

Pursuant to the Sale Agreement, the Sale Price was reduced by $1,040,000, the estimated cost of a turning dolphin to be constructed by Sprague adjacent to the Pier in order that the Pier can berth Panamax sized vessels; $1,725,000 of the Sale Price was placed in escrow to secure the Company’s indemnity obligations under the Sale Agreement and $441,000 in normal closing adjustments, transfer taxes, investment banking and other fees, other than federal and state income taxes. The net proceeds delivered to the Company amounted to $19.8 Million.

In accordance with the Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak. This obligation and the estimated cost are disclosed in Note 6 herein.

Provided there are no breaches, the aforementioned escrow will be returned to the Company, 50 percent after 12 months and the remainder after 24 months. As the release of the funds held in escrow is contingent on no breaches in the Company’s representations, warranties and covenants, the Company will report as income the escrow funds when received. In February 2018, the Company received 50 percent of the aforementioned escrow or $862,500.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations the Petroleum Segment is accounted for as a discontinued operation. Accordingly, the Petroleum Segment assets and liabilities that were sold are recorded as held for sale in 2016. The liabilities associated with the discontinued operations are separately identified on the Company’s consolidated balance sheets. These liabilities were not assumed by Sprague and remain obligations of the Company until settled. The Petroleum Segment discontinued operations are reported after income from continuing operations.

A reconciliation of the major classes of assets reported held for sale as of December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
Carrying amounts of major classes of assets included as part of discontinued operations:
Properties and equipment, net	$—	$10,116,000
Prepaid and other, including deferred income taxes	108,000	1,079,000

Total assets of the disposed group classified as held for sale on the consolidated balance sheets	$108,000	$11,195,000

A reconciliation of the major classes of liabilities associated with the discontinued operations as of December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
Carrying amounts of major classes of liabilities included as part of discontinued operations:
Property taxes	$—	$71,000
Accounts payable and other	55,000	715,000
Environmental remediation	434,000	459,000
Deferred income taxes, net	—	3,177,000

Total liabilities of the disposed group classified as associated with discontinued operations on the consolidated balance sheets	$489,000	$4,422,000

The operating results of the Petroleum Segment have been adjusted from continuing operations in the accompanying consolidated statements of income. Revenue and income before income taxes attributable to discontinued operations for the years ended December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Revenue	$365,000	$3,558,000
Operating expenses	(962,000)	(2,775,000)

Income (loss) from discontinued operations before income tax	(597,000)	783,000
Income tax expense (benefit)	(346,000)	307,000

Income (loss) from discontinued operations, net of taxes	(251,000)	$476,000

The net gain from sale of discontinued operations as of December 31, 2017, was calculated as follows:

Gain from sale of discontinued operations before income taxes	$8,640,000

Less income tax expense:
Current	6,870,000
Deferred	(3,310,000)

3,560,000

Net gain from sale of discontinued operations	$5,080,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “2013 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2017.

Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2017, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “2013 Internal Control-Integrated Framework.”

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2018 Annual Meeting of Shareholders to be filed with the SEC.

The following are (were) the executive officers of the Registrant:

Name	Age	Office Held	Date of First Election to Office
Robert H. Eder	85	Chairman, Capital Properties, Inc.	1995
P. Scott Conti	60	President, Capital Properties, Inc.	2017
Barbara J. Dreyer	79	Treasurer, Capital Properties, Inc.	1997
Susan R. Johnson	58	Treasurer, Capital Properties, Inc.	2017
Stephen J. Carlotti	75	Secretary, Capital Properties, Inc.	1998

All officers hold their respective offices until their successors are duly elected and qualified. Mr. Conti served as President and Chief Operating Officer of the Providence and Worcester Railroad from 2005 to 2017. Ms. Dreyer served as President and Treasurer of the Registrant from 1995 to 1997 and as Treasurer since that date. Effective December 31, 2017, Ms. Dreyer retired from the company and Susan R. Johnson became her successor. Mr. Carlotti is a partner in the law firm, Hinckley, Allen & Snyder LLP, which firm provides legal services to the Company.

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

The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) and (c)       The consolidated financial statements are included in Item 8.

(b)	Exhibits:

2.1	Asset Purchase Agreement, dated January 24, 2017, by and among Capital Properties, Inc., Dunellen, LLC, Capital Terminal Company and Sprague Operating Resources LLC, incorporated by reference to Exhibit 2.1 to the registrant’s report on Form 8-K filed on January 26, 2017. *

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s report on Form 8-K filed on April 24, 2013)

3.2	By-laws, as amended October 25, 2017 (incorporated by reference to Exhibit 3.2 to the registrant’s report on Form 8-K filed October 25, 2017)

10	Material contracts:
Lease between Metropark, Ltd. and Company dated January 1, 2017.

20	Map of the Company’s parcels in Downtown Providence, Rhode Island

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016

(ii) Consolidated Statements of Income and Retained Earnings for the Years ended December 31, 2017 and 2016

(iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2017 and 2016

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

DATED: March 19, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	March 19, 2018
Robert H. Eder
Chairman and Director
Principal Executive Officer

/s/ P. Scott Conti	March 19, 2018
P. Scott Conti
President

/s/ Susan R. Johnson	March 19, 2018
Susan R. Johnson
Treasurer, Principal Financial Officer and Principal Accounting Officer

/s/ Alfred J. Corso	March 19, 2018
Alfred J. Corso, Director

/s/ Steven G. Triedman	March 19, 2018
Steven G. Triedman, Director