Form 10-Q
period 2018-03-31
CAPITAL PROPERTIES INC /RI/
filed 2018-05-01
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐

As of March 31, 2018, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Properties and equipment (net of accumulated depreciation)	$8,907,000	$8,953,000
Cash and cash equivalents	3,850,000	5,202,000
Investments	2,000,000	—
Funds on deposit with agent	—	462,000
Prepaid and other	458,000	434,000
Deferred income taxes associated with discontinued operations (Note 7)	107,000	108,000

	$15,322,000	$15,159,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Dividends payable	$—	$462,000
Property taxes	224,000	224,000
Other	283,000	536,000
Income tax payable	153,000	35,000
Deferred income taxes, net	810,000	803,000
Liabilities associated with discontinued operations (Note 7)	611,000	489,000

	2,081,000	2,549,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,559,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	12,393,000	11,762,000

	13,241,000	12,610,000

	$15,322,000	$15,159,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	2018	2017
Revenue and other income:
Revenue, leasing	$1,272,000	$1,251,000
Other income, interest	13,000	—

	1,285,000	1,251,000

Expenses:
Operating	282,000	263,000
General and administrative	370,000	709,000
Interest on dividend notes	—	112,000

	652,000	1,084,000

Income from continuing operations before income taxes	633,000	167,000

Income tax expense (benefit):
Current	162,000	215,000
Deferred	7,000	(149,000)

	169,000	66,000

Income from continuing operations	464,000	101,000

Loss from discontinued operations, net	(35,000)	(267,000)

Gain on sale of discontinued operations, net of taxes	664,000	5,210,000

Net income	1,093,000	5,044,000
Retained earnings, beginning	11,762,000	6,223,000
Dividends on common stock ($.07 per share) based upon 6,599,912 shares outstanding	(462,000)	—

Retained earnings, ending	$12,393,000	$11,267,000

Basic income (loss) per share, based on 6,599,912 shares outstanding:
Continuing operations	$0.07	$0.01
Discontinued operations	(0.01)	(0.04)
Gain on sale of discontinued operations	0.10	0.79

Total basic income per common share	$0.16	$0.76

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	2018	2017
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$464,000	$101,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,000	46,000
Deferred income taxes	7,000	(149,000)
Income taxes payable	118,000	(23,000)
Other, principally net changes in prepaids, accounts payable and accrued expenses	(277,000)	105,000

Net cash provided by operating activities, continuing operations	358,000	80,000
Net cash used in operating activities, discontinued operations	(110,000)	(1,536,000)

Net cash provided by (used in) operating activities	248,000	(1,456,000)

Cash flows from investing activities:
Continuing operations, purchases of:
Properties and equipment	—	(11,000)
Investments	(2,000,000)	—

	(2,000,000)	(11,000)
Discontinued operations, sale of assets	862,000	19,794,000

Net cash provided by (used in) investing activities	(1,138,000)	19,783,000

Cash flows from financing activities:
Redemption of dividend notes payable	—	(10,608,000)
Payment of dividends	(462,000)	—

Cash used in financing activities	(462,000)	(10,608,000)

Increase (decrease) in cash and cash equivalents	(1,352,000)	7,719,000
Cash and cash equivalents, beginning	5,202,000	3,124,000

Cash and cash equivalents, ending	$3,850,000	$10,843,000

Supplemental disclosures:
Cash paid for:
Income taxes:
Continuing operations	$—	$—
Discontinued operations, sale of assets	—	655,000

	$—	$655,000

Interest	$—	$156,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”) for many years operated in two segments, leasing and petroleum storage. On December 20, 2016, the Company’s Board of Directors authorized the sale of the Company’s petroleum storage facility and related assets, including the Wilkesbarre Pier and petroleum transmission pipelines owned or controlled by the Company’s subsidiaries, Capital Terminal Company and Dunellen, LLC, to Sprague Operating Resources, LLC, a subsidiary of Sprague Resources, LP (collectively referred to as “Sprague”) for $23 Million subject to certain adjustments. The Company concluded that the sale of the petroleum storage facility met the criteria of a discontinued operation in conformity with United States generally accepted accounting principles (“GAAP”) and therefore the petroleum storage segment is reported as a discontinued operation for all periods presented. On January 24, 2017, the Company and Sprague entered into a definitive purchase and sale agreement (the “Sale Agreement”). The sale closed on February 10, 2017. See Note 7 herein.

The Board’s decision to authorize the sale to Sprague, which had been exclusively leasing the petroleum storage facility and related assets since May 1, 2014, was based on an evaluation of the facility’s economic future as a distillate terminal and the significant capital investment and substantial risk related to converting the facility to gasoline in order to increase revenue. The Board concluded that a sale to Sprague was in the best interest of the Company’s shareholders. As a result of the sale of its petroleum storage and related assets, the Company’s operations are limited to leasing its real estate interests.

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

The accompanying condensed consolidated balance sheet as of December 31, 2017, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows for the three months ended March 31, 2018 and 2017.

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

Investments:

Investments consist of certificates of deposit that bear interest at 2.5 percent per annum with an original maturity of March 15, 2023. Each certificate of deposit ($1,000,000) provides for a one-time penalty free withdrawal after September 16, 2018 and March 16, 2019.

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

4.	Properties and equipment:

Properties and equipment (exclusive of assets held for sale) consist of the following:

	March 31, 2018	December 31, 2017
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,831,000	5,831,000

	10,532,000	10,532,000
Office equipment	95,000	95,000

	10,627,000	10,627,000

Less accumulated depreciation:
Properties on lease or held for lease	1,638,000	1,593,000
Office equipment	82,000	81,000

	1,720,000	1,674,000

	$8,907,000	$8,953,000

5.	Description of leasing arrangements:

Long-term land leases:

As of March 31, 2018, the Company had entered into nine long-term land leases. The various tenants have completed construction of improvements on seven of the parcels. On Parcel 6B, construction of a 169-unit residential complex commenced in November 2016 and is not yet complete. Parcel 6C is being used as a construction staging area for the construction on Parcel 6B. On September 28, 2017, the Company entered into a long term ground lease of Parcel 20. Under the terms of the lease, tenant possession will not occur until such time as the tenant has received all necessary approvals for construction of not less than 100,000 square feet of mixed use improvements. Prior to transfer of possession, no rent is being paid by the tenant and the Company receives all rents from existing tenants and parking lease revenue and remains responsible for all expenses, including real estate taxes, related to Parcel 20. Following tenant possession, tenant is obligated not only to pay ground rent for the parcel but also to pay the Company an additional amount for twenty years to compensate the Company for the building presently located on the premises.

Under the nine land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, with the exception of Parcel 20, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. For the three months ended March 31, 2018 and 2017, the real property taxes attributable to the Company’s land under these leases totaled $308,000 and $304,000, respectively.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $29,000 and $27,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Parking lease:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a ten year lease. The lease is cancellable as to all or any portion of the leased premises at any time and from time to time on thirty day’s written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.

Steeple Street:

At March 31, 2018, the Company has four tenants occupying 49 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $95,000. The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases. At March 31, 2018 and 2017, there was no excess of straight-line over contractual rentals. The Company also reports as revenue tenant reimbursements for common area costs and real property taxes. The Company is currently marketing the remaining portions of the building for lease.

6.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	March 31, 2018	December 31, 2017
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$838,000	$825,000
Insurance premiums and accrued leasing revenues	27,000	14,000

	865,000	839,000
Less deferred tax assets	(55,000)	(36,000)

	$810,000	$803,000

7.	Discontinued operations:

On December 20, 2016, the Company’s Board of Directors voted to authorize the sale of its East Providence petroleum storage facility and related assets, including the Pier and petroleum transmission pipelines owned or controlled by its wholly-owned subsidiaries, Capital Terminal Company (“CTC”) and Dunellen, LLC (“Dunellen”) (“Petroleum Segment”) to Sprague for $23 Million (the “Sale Price”), subject to certain adjustments. On January 24, 2017, the Company and Sprague entered into the Sale Agreement. The sale closed on February 10, 2017.

Pursuant to the Sale Agreement, the Sale Price was reduced by $1,040,000, the estimated cost of a turning dolphin (Dolphin Project) to be constructed by Sprague adjacent to the Pier in order that the Pier can berth Panamax sized vessels; $1,725,000 of the Sale Price was placed in escrow to secure the Company’s indemnity obligations under the Sale Agreement and $441,000 in normal closing adjustments, transfer taxes, investment banking and other fees, other than federal and state income taxes. The net proceeds delivered to the Company amounted to $19.8 Million.

Following receipt of the net proceeds, the Company issued a notice of mandatory redemption of 100% of the remaining Dividend Notes for a redemption price equal to the outstanding principal face amount of $10,608,000 plus accrued interest of $156,000. The Notes were redeemed on March 31, 2017.

In accordance with the Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil. Since 1994, the Company and its consultants have continued to worked with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation plan. At December 31, 2017 the total accrual for the cost of remediation was $434,000. During 2018, remediation costs of $8,000 were incurred which reduced the total accrual to $426,000. Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement and retained earnings as income or expense from discontinued operations.

The Sales Agreement also contains a cost sharing provision for the Dolphin Project whereby any variance from the initial estimate of $1,040,000 will be borne equally by Sprague and the Company.

Provided there are no breaches, the aforementioned escrow will be returned to the Company, 50 percent after 12 months and the remainder after 24 months. As the release of the funds held in escrow is contingent on no breaches in the Company’s representations, warranties and covenants, the Company will report as income the escrow funds when received. In February 2018, the Company received 50 percent of the aforementioned escrow or $862,000, which amount is reported net of income taxes as “Gain on sale of discontinued operations, net of taxes.”

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations the Petroleum Segment is accounted for as a discontinued operation.

A reconciliation of the major classes of liabilities associated with the discontinued operations as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable, income taxes and other	$185,000	$55,000
Environmental remediation	426,000	434,000

Total liabilities of the Terminal classified as associated with discontinued operations on the consolidated balance sheets	$611,000	$489,000

Revenue and income before income taxes attributable to discontinued operations for the three months ended March 31, 2018 and 2017 are as follows:

	March 31,
	2018	2017
Revenue	$—	$474,000
Operating expenses	47,000	917,000

Loss from discontinued operations before income tax	(47,000)	(443,000)
Less income tax (benefit)	(12,000)	(176,000)

Loss from discontinued operations, net of taxes	$(35,000)	$(267,000)

The net gain from sale of discontinued operations as of March 31, 2018 and 2017, was calculated as follows:

	March 31,
	2018	2017
Gain from sale of discontinued operations before income taxes	$862,000	$8,640,000

Less income tax expense (benefit):
Current	198,000	6,607,000
Deferred		(3,177,000)

	198,000	3,430,000

Net gain from sale of discontinued operations	$664,000	$5,210,000

8.	Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash and cash equivalents, investments, receivables and payables, approximate their respective book values because of their short-term nature. The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

9.	Subsequent event:

At its April 24, 2018 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on May 10, 2018, payable May 25, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases and the early termination of the Parcel 6C land lease; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; and exposure to remediation costs associated with its former ownership of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

1.	Overview:

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2017. There have been no changes to the application of this accounting policy since December 31, 2017.

2.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At March 31, 2018, the Company had cash and cash equivalents of $3,850,000. The Company and its three subsidiary companies each maintain a checking account in the same bank, each of which accounts is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held.

The Company also has $2,000,000 in certificates of deposit that bear interest at 2.5 percent per annum with an original maturity of March 15, 2023. Each certificate of deposit ($1,000,000) provides for a one-time penalty free withdrawal after September 16, 2018 and March 16, 2019. The Company will continue to evaluate other investment options for any funds in excess of amounts needed for ordinary business operations.

Under the terms of a long-term land lease on Parcel 7A, the land was appraised which resulted in a rent increase in excess of 20 percent. The lease provides that an increase in excess of 20 percent will be effective ratably over four years, beginning April 1, 2018.

At March 31, 2018, the Company has four tenants occupying 49 percent of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $95,000. The Company is currently marketing the remaining portions of the building for lease.

On February 24, 2017, the Company issued a notice of mandatory redemption of the entire remaining outstanding balance of its Dividend Notes. The principal balance plus accrued interest to the date of redemption was $10,764,000. The Company received $19,794,000 from the sale of its petroleum storage business after giving effect to escrows, a credit to Sprague for the cost of constructing a turning dolphin adjacent to the Pier, and other customary closing costs. The cash outlay for federal and state income taxes arising from the sale equaled $6,870,000. The balance of the proceeds from the sale was used to effect the redemption of the Dividend Notes on March 31, 2017.

Pursuant to the Sale Agreement and related documentation, the Company is required, at its expense, to secure an approved remediation plan and to remediate contamination caused by a 1994 leak in a 25,000 barrel storage tank at the Terminal. See Note 7. At December 31, 2017 the total accrual for the cost of remediation was $434,000. During 2018, remediation costs of $8,000 were incurred which reduced the total accrual to $426,000. Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.

The Sales Agreement also contains a cost sharing provision for the Dolphin Project whereby any variance from the initial estimate of $1,040,000 will be borne equally by Sprague and the Company. Sprague has received preliminary responses to their request for proposal and it is anticipated that construction will commence in June 2018 and be completed by October 2018. Fifty percent of any subsequent increases or decreases to the cost of the Dolphin Project as compared to the estimate will be recorded in the Company’s consolidated income statement and retained earnings as income or expense from discontinued operations.

At its regularly scheduled quarterly Board meetings held October 25, 2017, January 30, 2018 and April 24, 2018, the Board of Directors voted to declare a regular quarterly dividend of $.07 per share for shareholders of record on December 15, 2017, March 1, 2018 and May 10, 2018 payable January 3, 2018, March 15, 2018 and May 25, 2018, respectively.

The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended March 31, 2018 compared to three months ended March 31, 2017:

Revenues increased $21,000 due principally to scheduled increases in rents under long-term land leases and increases under short-term leases associated with public parking, offset in a decrease in income associated with the Steeple Street building as a result of lower occupancy. Operating expenses increased $19,000 due to the continued review of tenant compliance with the insurance requirements provided in the long-term land leases ($58,000) offset by a decrease in insurance ($26,000) and lower costs associated with Steeple Street building ($13,000).

General and administrative expense decreased $339,000 principally due to 2017 bonuses for officers totaling $245,000 and a decrease in professional fees associated with the sale of the Terminal.

For the three months ended March 31, 2017, the interest expense on the Dividend Notes was $112,000. Following the sale of the Company’s petroleum storage business, the Company redeemed all of the outstanding Dividend Notes on March 31, 2017.

For information relating to the sale of the petroleum storage facility and related assets to Sprague, see Note 7. Any further expenses and increases or reduction in retained liabilities relating to the petroleum storage facility and related assets will be recognized within discontinued operations.

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

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation. Management discusses with and discloses these matters to the Audit Committee of the Board of Directors and to the Company’s auditors.

PART II – OTHER INFORMATION

Item 6.	Exhibits

(b)	Exhibits:

2.1	Asset Purchase Agreement, dated January 24, 2017, by and among Capital Properties, Inc., Dunellen, LLC, Capital Terminal Company and Sprague Operating Resources LLC, incorporated by reference to Exhibit 2.1 to the registrant’s report on Form 8-K filed on January 26, 2017. *

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s report on Form 8-K filed on April 24, 2013)

3.2	By-laws, as amended, October 25, 2017 (incorporated by reference to Exhibit 3.2 to the registrant’s report on Form 8-K filed on October 25, 2017)

10	Material contracts:

(a) Lease between Metropark, Ltd. and Company:

(i) Dated January 1, 2017 (incorporated by reference to Exhibit 10 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017)

31.1	Rule 13a-14(a) Certification of Chairman and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of Chairman and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2018, filed with the Securities and Exchange Commission on May 1, 2018, formatted in eXtensible Business Reporting Language:

(i)	Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017

(ii)	Consolidated Statements of Income for the Three Months ended March 31, 2018 and 2017

(iii)	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2018 and 2017

(iv)	Notes to Consolidated Financial Statements.

*	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules to the Asset Purchase Agreement have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
Chairman and Principal Executive Officer

By	/s/ Susan R. Johnson
Susan R. Johnson
Treasurer and Principal Financial Officer

DATED: May 1, 2018