Form 10-Q
period 2018-06-30
CAPITAL PROPERTIES INC /RI/
filed 2018-08-08
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

As of June 30, 2018, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION

Item 6.	Exhibits	14

	Signatures	15

Exhibits 31.	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibits 32.	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
ASSETS

Properties and equipment (net of accumulated depreciation)	$8,861,000	$8,953,000
Cash and cash equivalents	3,703,000	5,202,000
Investments	2,012,000	-
Funds on deposit with agent	-	462,000
Prepaid and other	550,000	434,000
Deferred income taxes associated with discontinued operations	105,000	108,000
	$15,231,000	$15,159,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Dividends payable	$-	$462,000
Property taxes	224,000	224,000
Other	465,000	536,000
Income tax payable	73,000	35,000
Deferred income taxes, net	755,000	803,000
Liabilities associated with discontinued operations (Note 7)	418,000	489,000
	1,935,000	2,549,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	12,448,000	11,762,000
	13,296,000	12,610,000
	$15,231,000	$15,159,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue and other income:
Revenue, leasing	$1,378,000	$1,379,000	$2,650,000	$2,630,000
Other income, interest	29,000	-	42,000	-
	1,407,000	1,379,000	2,692,000	2,630,000
Expenses:
Operating	214,000	249,000	496,000	512,000
General and administrative	492,000	442,000	862,000	1,151,000
Interest on dividend notes	-	-	-	112,000
	706,000	691,000	1,358,000	1,775,000

Income from continuing operations before income taxes	701,000	688,000	1,334,000	855,000

Income tax expense (benefit):
Current	223,000	259,000	385,000	474,000
Deferred	(55,000)	(39,000)	(48,000)	(188,000)
	168,000	220,000	337,000	286,000

Income from continuing operations	533,000	468,000	997,000	569,000

Loss from discontinued operations, net of taxes	(16,000)	(26,000)	(51,000)	(293,000)

Gain on sale of discontinued operations, net of taxes	-	-	664,000	5,210,000

Net income	517,000	442,000	1,610,000	5,486,000

Retained earnings, beginning	12,393,000	11,267,000	11,762,000	6,223,000
Dividends on common stock ($.07 per share)
based upon 6,599,912 shares outstanding	(462,000)	-	(924,000)	-
Retained earnings, ending	$12,448,000	$11,709,000	$12,448,000	$11,709,000

Basic income (loss) per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.08	$0.07	$0.15	$0.09
Discontinued operations	-	-	(0.01)	(0.05)
Gain on sale of discontinued operations	-	-	0.10	0.79
Total basic income per common share	$0.08	$0.07	$0.24	$0.83

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	2018	2017
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$997,000	$569,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	92,000	92,000
Deferred income taxes	(48,000)	(188,000)
Income taxes payable	38,000	(43,000)
Other, net changes in prepaids, property tax payable and other	(187,000)	(34,000)
Net cash provided by operating activities, continuing operations	892,000	396,000
Net cash (used in) operating activities, discontinued operations	(317,000)	(5,945,000)
Net cash provided by (used in) operating activities	575,000	(5,549,000)

Cash flows from investing activities:
Continuing operations, purchase of:
Investments	(2,012,000)	-
Properties and equipment	-	(11,000)
	(2,012,000)	(11,000)
Discontinued operations, sale of assets	862,000	19,794,000
Net cash provided by (used in) investing activities	(1,150,000)	19,783,000

Cash flows from financing activities:
Payment of dividends	(924,000)	-
Redemption of dividend notes payable	-	(10,608,000)
Cash used in financing activities	(924,000)	(10,608,000)

Increase (decrease) in cash and cash equivalents	(1,499,000)	3,626,000
Cash and cash equivalents, beginning	5,202,000	3,124,000
Cash and cash equivalents, ending	$3,703,000	$6,750,000

Supplemental disclosures:
Cash paid for:
Income taxes:
Continuing operations	$340,000	$516,000
Discontinued operations, sale of assets	185,000	4,800,000
	$525,000	$5,316,000

Interest	$-	$156,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”) for many years operated in two segments, leasing and petroleum storage.  On December 20, 2016, the Company’s Board of Directors (“Board”) authorized the sale of the Company’s petroleum storage facility and related assets, including the Wilkesbarre Pier and petroleum transmission pipelines owned or controlled by Capital Terminal Company and Dunellen, LLC (“Petroleum Segment”), to Sprague Operating Resources, LLC, a subsidiary of Sprague Resources, LP (collectively referred to as “Sprague”) for $23 Million subject to certain adjustments. The Company concluded that the sale of the petroleum storage facility met the criteria of a discontinued operation in conformity with United States generally accepted accounting principles (“GAAP”) and therefore the petroleum storage segment is reported as a discontinued operation for all periods presented.   On January 24, 2017, the Company and Sprague entered into a definitive purchase and sale agreement (the “Sale Agreement”).  The sale closed on February 10, 2017.  See Note 7. With the sale of the Terminal, the Board determined that there was no longer a need to maintain Capital Terminal Company and Dunellen, LLC, and at its April 24, 2018 regularly scheduled Board meeting, it voted to liquidate and dissolve these two companies.

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

The accompanying condensed consolidated balance sheet as of December 31, 2017, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017.

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

Investments:

Investments consist of certificates of deposit that bear interest at 2.5 percent per annum with an original maturity of March 15, 2023 plus earned interest.  Each certificate of deposit ($1,000,000) provides for a one-time penalty free withdrawal after September 16, 2018 and March 16, 2019.

Recent accounting pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee and lessor will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company is in the process of documenting the impact of adopting the ASU and expects that its leases where it is the lessor will be accounted for as operating leases similar to its current accounting.  For additional information on the Company’s leases, see Note 5.

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

4.	Properties and equipment:

Properties and equipment consist of the following:

	June 30, 2018	December 31, 2017
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,831,000	5,831,000
	10,532,000	10,532,000
Office equipment	95,000	95,000
	10,627,000	10,627,000
Less accumulated depreciation:
Properties on lease or held for lease	1,683,000	1,593,000
Office equipment	83,000	81,000
	1,766,000	1,674,000
	$8,861,000	$8,953,000

5.	Description of leasing arrangements:

Long-term land leases:

As of June 30, 2018, the Company had entered into nine long-term land leases.  The various tenants have completed construction of improvements on seven of the parcels.  On Parcel 6B, construction of a 169-unit residential complex commenced in November 2016 and is not yet complete.  Parcel 6C is being used as a construction staging area for the construction on Parcel 6B.  On September 28, 2017, the Company entered into a long term ground lease of Parcel 20.  Under the terms of the lease, tenant possession will not occur until such time as the tenant has received all necessary approvals for construction of not less than 100,000 square feet of mixed use improvements.  Prior to transfer of possession, no rent is being paid by the tenant and the Company receives all rents from existing tenants and parking lease revenue and remains responsible for all expenses, including real estate taxes, related to Parcel 20. Following tenant possession, tenant is obligated not only to pay ground rent for the parcel but also to pay the Company an additional amount for thirty years to compensate the Company for the building presently located on the premises.

Under the nine land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements.  Accordingly, with the exception of Parcel 20, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings.  Real property taxes attributable to the Company’s land under these leases totaled $308,000 and $617,000 for the three and six months ended June 30, 2018 and 2017.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $25,000 and $54,000 for the three and six months ended June 30, 2018, and $22,000 and $49,000 for the three and six months ended June 30, 2017.

With respect to the Parcel 6B and 6C leases, each lessee has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice.  To date, no notice of termination has been received by the Company.  The current annual rents on Parcels 6B and 6C are $195,000 and $200,000, respectively.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2018 and 2017, the percentage rent totaled $100,000 and $108,000, respectively, which amounts are included in operating revenues on the accompanying consolidated statements of income for the three and six months ended June 30, 2018.

Parking lease:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a ten year lease.    The lease is cancellable as to all or any portion of the leased premises at any time on thirty day’s written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.

Steeple Street:

At June 30, 2018, the Company has four tenants occupying 49 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $95,000.  The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases.  At June 30, 2018 and 2017, there was no excess of straight-line over contractual rentals.  The Company also reports as revenue tenant reimbursements for common area costs and real property taxes.  The Company is currently marketing the remaining portions of the building for lease and utilizes a portion of the building for its offices.

6.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	June 30, 2018	December 31, 2017
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$853,000	$825,000
Insurance premiums and accrued leasing revenues	22,000	14,000
	875,000	839,000
Less deferred tax assets	(120,000)	(36,000)
	$755,000	$803,000

7.	Discontinued operations:

On December 20, 2016, the Company’s Board of Directors voted to authorize the sale of its Petroleum Segment to Sprague for $23 Million (the “Sale Price”) subject to certain adjustments.  On January 24, 2017, the Company and Sprague entered into the Sale Agreement.  The sale closed on February 10, 2017.

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

In accordance with the Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  Since 1994, the Company and its consultants have continued to worked with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation plan.  At December 31, 2017 the total accrual for the cost of remediation was $434,000.  During 2018, remediation costs of $16,000 were incurred which reduced the total accrual to $418,000.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement and retained earnings as income or expense from discontinued operations.

The Sales Agreement also contains a cost sharing provision for the Dolphin Project whereby any variance from the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations.  In May 2018 the Company received notice from Sprague that Sprague had received bids for the Dolphin Project and that the cost of the Project was estimated at $1,923,284.  Sprague requested that the Company acknowledge that it was obligated to pay 50% of the cost in excess of $1,040,000, or $441,642. The Company replied that pursuant to the letter agreement between the Company and Sprague (the “Letter Agreement”) the Company’s obligation cannot exceed $104,000 assuming, among other things, that Sprague had been timely in securing bids for the Project and the scope of the Project as bid was consistent with the Letter Agreement.

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

A reconciliation of the major classes of liabilities associated with the discontinued operations as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
Environmental remediation	$418,000	$434,000
Accounts payable, income taxes and other	-	55,000
	$418,000	$489,000

Revenue and income before income taxes attributable to discontinued operations for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$-	$14,000	$-	$364,000
Operating expenses	17,000	53,000	64,000	846,000
Loss from discontinued operations before income taxes	(17,000)	(39,000)	(64,000)	(482,000)
Income tax expense (benefit)	(1,000)	(13,000)	(13,000)	189,000
Loss from discontinued operations, net of taxes	$(16,000)	$(26,000)	$(51,000)	$(293,000)

The net gain from sale of discontinued operations as of June 30, 2018 and 2017, was calculated as follows:

	Six Months Ended June 30,
	2018	2017
Gain from sale of discontinued operations before income taxes	$862,000	$8,640,000
Less income tax expense:
Current tax expense	198,000	6,607,000
Deferred tax benefit	-	(3,177,000)
	198,000	3,430,000
Net gain from sale of discontinued operations	$664,000	$5,210,000

8.	Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash and cash equivalents, investments, receivables and payables, approximate their respective book values because of their short-term nature.  The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

9.	Subsequent event:

At its July 31, 2018 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on August 17, 2018, payable August 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events.  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following:  the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases and the early termination of the Parcel 6C land lease; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; and exposure to remediation costs associated with its former operation of the petroleum storage facility.  The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

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

Cash and cash commitments:

At June 30, 2018, the Company had cash and cash equivalents of $3,703,000.  The Company and its subsidiary each maintain a checking account in the same bank, each of which accounts is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institution at which the Company’s funds are held.

The Company also has $2,012,000 in certificates of deposit that bear interest at 2.5 percent per annum with an original maturity of March 15, 2023.  Each certificate of deposit ($1,000,000) provides for a one-time penalty free withdrawal after September 16, 2018 and March 16, 2019.  The Company will continue to evaluate other investment options for any funds in excess of amounts needed for ordinary business operations.

Under the terms of a long-term land lease on Parcel 7A, the land was appraised which resulted in a rent increase in excess of 20 percent.  The lease provides that an increase in excess of 20 percent will be effective ratably over four years, beginning April 1, 2018.

The lease for Parcel 2 provides for a rent adjustment in the eighth year after the initial operating period and every five years thereafter until such time as an appraisal is required under the terms of the lease.  The increase is based upon the change in the Consumer Price Index- All Cities Average Urban Wage Earner as provided for in the lease.  The annual increase in rent effective May 1, 2018 was $47,000.

At June 30, 2018, the Company has four tenants occupying 49 percent of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $95,000.  The Company is currently marketing the remaining portions of the building for lease.

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

Pursuant to the Sale Agreement and related documentation, the Company is required, at its expense, to secure an approved remediation plan and to remediate contamination caused by a 1994 leak in a 25,000 barrel storage tank at the Terminal.  See Note 7. At December 31, 2017 the total accrual for the cost of remediation was $434,000.  During 2018, remediation costs of $16,000 were incurred which reduced the total accrual to $418,000.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.

The Sales Agreement also contains a cost sharing provision for the Dolphin Project whereby any variance from the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations.  In May 2018 Sprague received bids for the Project and based on the low bid estimated that the Project with cost $1,923,284.  Sprague requested that the Company acknowledge its responsibility to pay 50% of the Project costs is excess of $1,040,000, which the Company has refused to do.  See Note 7.

The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended June 30, 2018 compared to three months ended June 30, 2017:

Revenues increased $28,000 over the 2017 level due principally to interest income earned on investments and cash held in a money market account.  Operating expenses decreased $35,000 due principally to lower legal fees associated with certain tenants ($14,000) and insurance costs ($15,000).

General and administrative expense increased $50,000 principally due to increased professional fees associated with development opportunities.

Six months ended June 30, 2018 compared to six months ended June 30, 2017:

Revenues increased $62,000 over the 2017 level due principally to scheduled rent increases in rents under long-term land leases and interest income earned on investments and money market funds.  Operating expenses decreased $16,000 due to lower legal fees and repair and maintenance costs at the Steeple Street Building.

General and administrative expense decreased $289,000 due to 2017 bonuses for officers totaling $245,000 and a decrease in professional fees associated with the sale of the Terminal.

For the six months ended June 30, 2017 interest expense on the Dividend Notes was $112,000. The Dividend Notes were entirely redeemed on March 31, 2017 following the sale of the petroleum storage business.

For information relating to the sale of the petroleum storage facility and related assets to Sprague, see Note 7.  Any further expenses and increases or reduction in retained liabilities relating to the petroleum storage facility and related assets will be recognized within discontinued operations.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There was no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.  The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation.  Management discusses with and discloses these matters to the Audit Committee of the Board of Directors and the Company's auditors.

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

101†

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018, filed with the Securities and Exchange Commission on August 8, 2018, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017
(ii) Consolidated Statements of Income for the Three and Six Months ended June 30, 2018 and 2017
(iii) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2018 and 2017
(iv) Notes to Consolidated Financial Statements.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
Chairman and Principal Executive Officer

By	/s/ Susan R. Johnson
Susan R. Johnson
Treasurer and Principal Financial Officer

DATED: August 8, 2018