Form 10-Q
period 2018-09-30
CAPITAL PROPERTIES INC /RI/
filed 2018-11-05
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

As of September 30, 2018, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION

Item 6.	Exhibits	14

	Signatures	15

Exhibits 31.	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibits 32.	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
ASSETS

Properties and equipment (net of accumulated depreciation)	$8,815,000	$8,953,000
Cash and cash equivalents	4,072,000	5,202,000
Investments	2,025,000	-
Funds on deposit with agent	-	462,000
Prepaid and other	319,000	434,000
Deferred income taxes associated with discontinued operations	105,000	108,000
	$15,336,000	$15,159,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Dividends payable	$-	$462,000
Property taxes	224,000	224,000
Other	506,000	536,000
Income tax payable	53,000	35,000
Deferred income taxes, net	739,000	803,000
Liabilities associated with discontinued operations (Note 7)	418,000	489,000
	1,940,000	2,549,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	12,548,000	11,762,000
	13,396,000	12,610,000
	$15,336,000	$15,159,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue and other income:
Revenue, leasing	$1,315,000	$1,260,000	$3,965,000	$3,890,000
Other income, interest	30,000	-	72,000	-
	1,345,000	1,260,000	4,037,000	3,890,000
Expenses:
Operating	221,000	376,000	717,000	888,000
General and administrative	343,000	407,000	1,205,000	1,557,000
Interest on dividend notes	-	-	-	112,000
	564,000	783,000	1,922,000	2,557,000

Income from continuing operations before income taxes	781,000	477,000	2,115,000	1,333,000

Income tax expense (benefit):
Current	221,000	215,000	606,000	689,000
Deferred	(16,000)	(37,000)	(64,000)	(225,000)
	205,000	178,000	542,000	464,000

Income from continuing operations	576,000	299,000	1,573,000	869,000

Loss from discontinued operations, net of taxes	(14,000)	(38,000)	(65,000)	(331,000)

Gain on sale of discontinued operations, net of taxes	-	-	664,000	5,210,000

Net income	562,000	261,000	2,172,000	5,748,000

Retained earnings, beginning	12,448,000	11,710,000	11,762,000	6,223,000
Dividends on common stock ($.07 per share)
based upon 6,599,912 shares outstanding	(462,000)	-	(1,386,000)	-
Retained earnings, ending	$12,548,000	$11,971,000	$12,548,000	$11,971,000

Basic income (loss) per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.09	$0.04	$0.24	$0.13
Discontinued operations	-	-	(0.01)	(0.05)
Gain on sale of discontinued operations	-	-	0.10	0.79
Total basic income per common share	$0.09	$0.04	$0.33	$0.87

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	2018	2017
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$1,573,000	$869,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	138,000	138,000
Deferred income taxes	(64,000)	(225,000)
Income taxes payable	18,000	12,000
Other, net changes in prepaids, property tax payable and other	85,000	56,000
Net cash provided by operating activities, continuing operations	1,750,000	850,000
Net cash (used in) operating activities, discontinued operations	(331,000)	(7,651,000)
Net cash provided by (used in) operating activities	1,419,000	(6,801,000)

Cash flows from investing activities:
Continuing operations, purchase of:
Investments	(2,025,000)	-
Properties and equipment	-	(11,000)
	(2,025,000)	(11,000)
Discontinued operations, sale of assets	862,000	19,794,000
Net cash provided by (used in) investing activities	(1,163,000)	19,783,000

Cash flows from financing activities:
Payment of dividends	(1,386,000)	-
Redemption of dividend notes payable	-	(10,608,000)
Cash used in financing activities	(1,386,000)	(10,608,000)

Increase (decrease) in cash and cash equivalents	(1,130,000)	2,374,000
Cash and cash equivalents, beginning	5,202,000	3,124,000
Cash and cash equivalents, ending	$4,072,000	$5,498,000

Supplemental disclosures:
Cash paid for:
Income taxes:
Continuing operations	$548,000	$654,000
Discontinued operations, sale of assets	198,000	6,418,000
	$746,000	$7,072,000

Interest	$-	$156,000

See notes to consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEBER 30, 2018 AND 2017

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

The accompanying condensed consolidated balance sheet as of December 31, 2017, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2018 and the results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017.

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

Recent accounting pronouncements:

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update No. 2016-02, which requires lessors to classify leases as sales-type, direct financing, or operating leases.  Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No, 2018-111, Targeted Improvements.  A lease is a sales-type lease if any one of the five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee.  If none of the five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all of the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease.  All leases that are not sales-type or direct financing leases are operating leases.

The new standard is effective for the company on January 1, 2019, with early adoption permitted.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.   An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented as its date of initial application.  The Company will adopt the new standard on January 1, 2019 and use the effective date as our date of initial application.

The new standard provides a number of practical expedients in transition.  The Company will elect the “package of practical expedients”, which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.   For additional information on the Company’s leases, see Note 5.

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

4.	Properties and equipment:

Properties and equipment consist of the following:

	September 30, 2018	December 31, 2017
Properties on lease or held for lease:
Land and land improvements	$4,701,000	$4,701,000
Building and improvements, Steeple Street	5,831,000	5,831,000
	10,532,000	10,532,000
Office equipment	95,000	95,000
	10,627,000	10,627,000
Less accumulated depreciation:
Properties on lease or held for lease	1,728,000	1,593,000
Office equipment	84,000	81,000
	1,812,000	1,674,000
	$8,815,000	$8,953,000

5.	Description of leasing arrangements:

Long-term land leases:

As of September 30, 2018, the Company had entered into nine long-term land leases.  The various tenants have completed construction of improvements on seven of the parcels.  On Parcel 6B, construction of a 169-unit residential complex commenced in November 2016 and is not yet complete.  Parcel 6C is being used as a construction staging area for the construction on Parcel 6B.  On September 28, 2017, the Company entered into a long term ground lease of Parcel 20.  Under the terms of the lease, tenant possession will not occur until such time as the tenant has received all necessary approvals for construction of not less than 100,000 square feet of mixed use improvements.  Prior to transfer of possession, no rent is being paid by the tenant and the Company receives all rents from existing tenants and parking lease revenue and remains responsible for all expenses, including real estate taxes, related to Parcel 20. Following tenant possession, tenant is obligated not only to pay ground rent for the parcel but also to pay the Company an additional amount for thirty years to compensate the Company for the building presently located on the premises.

Under the nine land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements.  Accordingly, with the exception of Parcel 20, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings.  Real property taxes attributable to the Company’s land under these leases totaled $309,000 and $927,000 for the three and nine months ended September 30, 2018 and $310,000 and $927,000, respectively, for the three and nine months ended September 30, 2017.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $28,000 and $82,000 for the three and nine months ended September 30, 2018 and $25,000 and $76,000 for the three and nine months ended September 30, 2017.

With respect to the Parcel 6B and 6C leases, each lessee has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice.  To date, no notice of termination has been received by the Company.  The current annual rents on Parcels 6B and 6C are $195,000 and $200,000, respectively.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2018 and 2017, the percentage rent totaled $119,000 and $108,000, respectively, which amounts are included in operating revenues on the accompanying consolidated statements of income for the nine months ended September 30, 2018 and September 30, 2017.

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

Steeple Street:

At September 30, 2018, the Company has three tenants occupying 44 percent of the Steeple Street Building under short-term leases of five years or less at a current annual rental of $82,000.  The Company is recognizing the revenue from these leases on a straight-line basis over the terms of the leases.  At September 30, 2018 and 2017, there was no excess of straight-line over contractual rentals.  The Company also reports as revenue tenant reimbursements for common area costs and real property taxes.  The Company is currently marketing the remaining portions of the building for lease and utilizes a portion of the building for its offices.

6.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities were as follows:

	September 30, 2018	December 31, 2017
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$844,000	$825,000
Insurance premiums and accrued leasing revenues	19,000	14,000
	863,000	839,000
Less deferred tax assets	(124,000)	(36,000)
	$739,000	$803,000

7.	Discontinued operations:

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

In accordance with the Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  Since 1994, the Company and its consultants have continued to worked with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation plan.  At December 31, 2017 the total accrual for the cost of remediation was $434,000.  During 2018, remediation costs of $16,000 were incurred which reduced the total accrual to $418,000.  Through September 30, 2018, the company incurred professional fees of $85,000 related to this matter.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement and retained earnings as income or expense from discontinued operations.

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

Provided there are no breaches, the aforementioned escrow will be returned to the Company, 50 percent after 12 months and the remainder after 24 months. As the release of the funds held in escrow is contingent on no breaches in the Company’s representations, warranties and covenants, the Company will report as income the escrow funds when received.  In February 2018, the Company received 50 percent of the aforementioned escrow, or $862,000, which amount is reported net of income taxes as “Gain on sale of discontinued operations, net of taxes.”

A reconciliation of the major classes of liabilities associated with the discontinued operations as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
Environmental remediation	$418,000	$434,000
Accounts payable, income taxes and other	-	55,000
	$418,000	$489,000

Revenue and income before income taxes attributable to discontinued operations for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$-	$-	$-	$364,000
Operating expenses	21,000	61,000	85,000	907,000
Loss from discontinued operations before income taxes	(21,000)	(61,000)	(85,000)	(543,000)
Income tax (benefit)	(7,000)	(23,000)	(20,000)	(212,000)
Loss from discontinued operations, net of taxes	$(14,000)	$(38,000)	$(65,000)	$(331,000)

The net gain from sale of discontinued operations as of September 30, 2018 and 2017, was calculated as follows:

	Nine Months Ended September 30,
	2018	2017
Gain from sale of discontinued operations before income taxes	$862,000	$8,640,000
Less income tax expense:
Current tax expense	198,000	6,607,000
Deferred tax benefit	-	(3,177,000)
	198,000	3,430,000
Net gain from sale of discontinued operations	$664,000	$5,210,000

8.	Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash and cash equivalents, investments, receivables and payables, approximate their respective book values because of their short-term nature.  The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

9.	Subsequent event:

At its October 30, 2018 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on November 9, 2018, payable November 23, 2018.

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

Cash and cash commitments:

At September 30, 2018, the Company had cash and cash equivalents of $4,072,000.  The Company and its subsidiary each maintain a checking account in the same bank and the Company maintains a checking and money market account in another bank, all of which accounts are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

The Company also has $2,025,000 in certificates of deposit (certificates) that bear interest at 2.5 percent per annum with an original maturity of March 15, 2023.  One certificate ($1,000,000) provides for a one-time penalty free withdrawal any time after September 16, 2018; the other certificate’s penalty free withdrawal date is any time after March 16, 2019.  The Company will continue to evaluate other investment options for any funds in excess of amounts needed for ordinary business operations.

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

At September 30, 2018, the Company has three tenants occupying 44 percent of the Steeple Street Building under short-term leases (five years or less) at a current annual rental of $82,000.  The Company is currently marketing the remaining portions of the building for lease.

On February 24, 2017, the Company issued a notice of mandatory redemption of the entire remaining outstanding balance of its Dividend Notes.  The principal balance plus accrued interest to the date of redemption was $10,764,000.  The Company received $19,794,000 from the sale of its petroleum storage business after giving effect to escrows, a credit to Sprague for the cost of constructing a turning dolphin adjacent to the Pier, and other customary closing costs.  The cash outlay for federal and state income taxes arising from the sale through September 30, 2017 equaled $6,418,000.  The balance of the proceeds from the sale was used to effect the redemption of the Dividend Notes on March 31, 2017.

Pursuant to the Sale Agreement and related documentation, the Company is required, at its expense, to secure an approved remediation plan and to remediate contamination caused by a 1994 leak in a 25,000 barrel storage tank at the Terminal.  See Note 7. At December 31, 2017 the total accrual for the cost of remediation was $434,000.  During 2018, remediation costs of $16,000 were incurred which reduced the total accrual to $418,000.  Through September 30, 2018, the company incurred professional fees of $85,000 related to this matter.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.

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

Three months ended September 30, 2018 compared to three months ended September 30, 2017:

Leasing revenues increased $55,000 over the 2017 level due to scheduled rent increases under Parcel 2’s long-term land lease ($12,000), increased revenue associated with public parking ($18,000) and short-term lease arrangements ($25,000). Interest income results from earnings on certificates of deposit and money market funds.  Operating expenses decreased $155,000 due principally to lower legal fees associated with certain tenants ($87,000), insurance costs ($21,000) and repairs and maintenance costs at the Steeple Street Building ($20,000).

General and administrative expense decreased $64,000 principally due to reduced payroll and related costs as a result of one less employee ($57,000) offset by increased professional fees associated with development opportunities ($13,000).

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017:

Leasing revenues increased $75,000 over the 2017 level due principally to scheduled rent increases in rents under long-term land leases ($20,000) and short-term lease arrangements. Interest income earned on investments and money market funds totaled $72,000.  Operating expenses decreased $171,000 due to lower legal fees and repair and maintenance costs at the Steeple Street Building.

General and administrative expense decreased $352,000 due to 2017 bonuses for officers totaling $245,000, reduced payroll and payroll related costs associated with two fewer employees ($97,000) and costs associated with moving the Company’s principal office in 2017 offset by increased professional fees.

For the nine months ended September 30, 2017 interest expense on the Dividend Notes was $112,000. The Dividend Notes were entirely redeemed on March 31, 2017 following the sale of the petroleum storage business.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018, filed with the Securities and Exchange Commission on August 8, 2018, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017
(ii) Consolidated Statements of Income for the Three and Nine Months ended September 30, 2018 and 2017
(iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2018 and 2017
(iv) Notes to Consolidated Financial Statements.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
Chairman and Principal Executive Officer

By	/s/ Susan R. Johnson
Susan R. Johnson
Treasurer and Principal Financial Officer

DATED: November 2, 2018