Form 10-K
period 2018-12-31
CAPITAL PROPERTIES INC /RI/
filed 2019-03-18
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12 (g) of the Act:

Class A Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Emerging Growth Company	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☒

As of June 30, 2018, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $29,700,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws).  The Company has no outstanding non-voting common equity.

As of March 1, 2019, the Company had 6,599,912 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on April 30, 2019, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

Segments

Prior to February 10, 2017, the Company operated in two segments: leasing and petroleum storage.  On February 10, 2017, the company sold its petroleum storage facility and related assets (the “Terminal”) owned or controlled by the Company’s subsidiaries, Capital Terminal Company and Dunellen LLC to Sprague Operating Resources, LLC (“Sprague”).  The sale of the Terminal results in the segment being classified as discontinued operations for all periods presented.  See Note 7 to the Consolidated Financial Statements.  With the sale of the Terminal, the Board of Directors determined that there was no longer a need to maintain Capital Terminal Company and Dunellen, LLC and at its April 24, 2018 regularly scheduled Board meeting, it voted to liquidate and dissolve these two companies.

As a result of the sale of the Terminal, the Company’s operations are limited to leasing its real estate interests.

Leasing Business

Capital Center Area

The Company’s principal business is the leasing of Company-owned land in Capital Center (“Capital Center”) in downtown Providence, Rhode Island under long-term ground leases as well as Parcel 20 which is adjacent to Capital Center.  (Hereinafter, the land in Capital Center and Parcel 20 are referred to as parcels within the “Capital Center Area”.  The Company owns approximately 18 acres in the Capital Center consisting of 13 individual parcels. The Capital Center (approximately 77 acres of land) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (“Amtrak”) and the Company during the 1980’s in which two rivers, the Moshassuck and the Woonasquatucket, were moved, Amtrak’s Northeast Corridor rail line was relocated, a new Amtrak/commuter railroad station was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area.

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

The Company first began offering parcels for lease in the Capital Center Area in the late 1980’s.  As of December 31, 2018, ten parcels within the Capital Center Area have been leased by the Company under long-term leases of 99 years or more.  Of the ten parcels, eight have improvements constructed thereon or under construction as follows:

• Parcel 2	17-story and 19-story residential buildings containing 193 units (307,000 gross square feet) and a 13-story office building (325,000 gross square feet)

• Parcel 3S	13-story office building (235,000 gross square feet)

• Parcel 5	8-story, 225-unit residential building (454,000 gross square feet)

• Parcel 6A	4-6 story, 96-unit residential building (120,000 gross square feet)

• Parcel 6B	2-6 story, 169-unit residential building (248,000 gross square feet)

• Parcel 6C	No designated development

• Parcel 7A	330-car underground public parking garage

• Parcel 8	4-story office building (114,000 gross square feet)

• Parcel 9	10-story office building (210,000 gross square feet)

• Parcel 20	Planned 3-11 Story Residential Building; 3-4 Story Historic Building (20,000 gross square feet)

While seeking developers, the Company also leases Parcels 3E, 3W, 4E and 4W in the Capital Center area for public parking purposes to Metropark, Ltd.

Parcel 20 Adjacent to Capital Center

Since the 1980’s, the Company has owned an undeveloped parcel of land adjacent to the Capital Center, which was leased out for public parking purposes on a short-term basis.  In 2007, the Company purchased the adjacent parcel containing a three/four-story 20,000 square foot building (the “Steeple Street Building”) and related land for $2,329,000, which, together with the previously-owned land, now comprises Parcel 20, containing 26,600 square feet.

On September 28, 2017, the Company entered into a long- term ground lease for Parcel 20. Under the terms of the ground lease, until the lessee took possession, the Company received all rents from existing tenants and paid all expenses with respect to Parcel 20. On May 14, 2018 the Company and the lessee entered into an Amended and Restated Ground Lease. The lessee took possession of Parcel 20 on December 1, 2018 and the Company conveyed title to the Steeple Street Building to the lessee.  In addition to the ground lease rent, for 360 months following December 1, 2018, the lessee will pay acquisition period rent consisting of monthly payments $7,471 for the first thirty-six months and monthly payments thereafter of $8,488 plus an amount equal to 1/12th of the product of (a) 5.5% and the difference between (x) $2,750,000 and (y) the aggregate of the prior monthly payments of $8,488.  The Restated Lease is a triple net lease.

The Restated Ground Lease for Parcel 20, as it relates specifically to the Steeple Street Building and the land underneath the building, was accounted for as a sales-type lease due to the transfer of title to the Steeple Street Building to the lessee.  The land directly under the Steeple Street Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the lessee is insufficient to recognize the transaction as a sale, in accordance with ASC 360-20 the Company will report the acquisition period rent and an allocable portion of the ground rent collected as a deposit liability on its consolidated balance sheet and will continue to include the property transferred in properties and equipment until the transaction can be reported as a sale in accordance with accounting principles generally accepted in the United States (“GAAP”).  As the carrying value of the property transferred to the lessee exceeds its fair value, the Company has recognized an impairment loss of $1,832,000 as of December 31, 2018.  The long-term ground lease of the land on Parcel 20 (exclusive of the Steeple Street Building) is accounted for as an operating lease, consistent with the Company’s other long-term ground leases.

All of the properties described above are shown on a map contained in Exhibit 20.

Billboard Lease

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

The lease with Lamar provides, among other things, for the following:  (1) the base rent increases annually at the rate of 2.75% for each leased billboard location commencing June 1, 2006; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) the base monthly rent for each leased billboard display for such 12-month period.  The Lamar lease contains other terms and conditions customary to such instruments.

A summary of the long-term leases which have commenced is as follows:

Parcels in Capital Center Area
Parcel Number	Description of Usage	Initial Term of Lease (Years)	Termination Date	Options to Extend Lease	Current Annual Contractual Rent	Contingent Rent	Next Periodic Rent Adjustment	Annual Rent After Next Adjustment or Type of Next Adjustment
2	Residential/Office	103	2108	Two 75-Year	$503,000	None	2108	Cost-of-living Adjustment

3S	Office	99	2087	None	$618,000	None	2019	Appraisal

5	Residential	149	2142	None	$540,000	1% Gross Revenue	2033	Appraisal

6A	Residential	99	2107	Two 50-Year	$334,000	None	2019	$367,000

6B	Residential	99	2107	Two 50-Year	$195,000	None	2019	$214,000

6C	Undeveloped	99*	2107	Two 50-Year	$200,000	None	2019	$220,000

7A	Garage	99	2104	Two 75-Year	$153,000	None	2022	Cost-of-living Adjustment

8	Office	99	2090	None	$290,000	1% Gross Revenue	2020	Appraisal

9	Office	149	2153	None	$378,000	None	2021	$397,000

20	Office/Planned Residential	99	2117	Five 10-Year	$33,330	None	2020	$66,600

Billboard Lease
NA	Billboard	39	2045	See Billboard Lease above	$925,000	See Billboard Lease above	2019	$950,000

*	Cancellable. See Note 5 to the Consolidated Financial Statements.

Major tenants:

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s leasing revenues for the years ended December 31, 2018 and 2017:

	2018	2017
Lamar Outdoor Advertising, LLC	$1,034,000	$998,000
Metropark, LTD	697,000	721,000
One Citizens Plaza Holdings, LLC/Radix LLC	618,000	618,000
AvalonBay Communities, Inc.	615,000	615,000
	$2,964,000	$2,952,000

Competition

The Company competes for tenants with other owners of undeveloped real property in downtown Providence.  The Company maintains no listing of other competitive properties and will not engage in a competitive bid arrangement with proposed developers.  The Company’s refusal to sell the land that it owns may restrict the number of interested developers.

Employees

As of December 31, 2018, the Company has three employees.

Environmental

In 1994, a leak was discovered in a storage tank at the Terminal which allowed the escape of a small amount of fuel oil.  Since that time, the Company and its consultants have continued to work with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation plan.  Pursuant to the Sale Agreement with Sprague and related documentation, the Company is required to secure an approved remediation plan and to remediate this contaminated site at its expense.  During 2017, remediation costs of $25,000 were incurred which reduced the total accrual to remediate the site to $434,000.  In 2018, the Company incurred costs of $111,000 and increased the amount accrued by $56,000 resulting in a remediation liability of $490,000.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.

Insurance

The Company maintains what management believes to be adequate levels of insurance.

Item 2.  Properties

The Company owns approximately 18 acres in and adjacent to the Capital Center District in Providence, Rhode Island.  Effective December 1, 2018, the Company entered into a land lease of Parcel 20 and a sales-type lease that transferred the Steeple Street Building located on the premises to the lessee.  All of the property and a portion of the building (through December 1, 2018) are/were leased either under long-term leases or short-term leases as more particularly described in Item 1, Leasing Business.  The Company also owns or controls 23 locations on which 44 billboard faces have been constructed.  All but one of these locations are owned by the Company under permanent easements from the Railroad; the remaining location is leased from an unrelated third party with a remaining term of two years.

Item 3.  Legal Proceedings – None

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

	Trading Prices		Dividends
	High	Low	Declared
2018
1st Quarter	$14.35	$13.20	$-
2nd Quarter	16.00	14.15	0.07
3rd Quarter	16.20	15.00	0.07
4th Quarter	16.40	14.75	0.82

2017
1st Quarter	$14.19	$12.62	$-
2nd Quarter	14.30	13.00	-
3rd Quarter	14.00	13.05	-
4th Quarter	14.35	13.25	0.07	*

*	Declared on October 25, 2017, payable on January 3, 2018 to shareholders of record as of the close of business on December 15, 2017.

At March 1, 2019, there were 377 holders of record of the Company’s Class A Common Stock.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements are prepared in accordance with GAAP.  The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted.  See Note 7, Discontinued operations and environmental incident in the accompanying Consolidated Financial Statements for further discussion of these operations.

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

The Company’s significant accounting policies are described in Note 2 in the accompanying Consolidated Financial Statements.  Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates.  Management believes that the Company’s revenue recognition policy for long-term leases with scheduled rent increases meets the SEC definition of “critical.”

Certain of the Company’s long-term leases (land and billboard) have original terms of 30 to 149 years and contain scheduled rent increases where the future dollar increases are known at the time of the commencement of the lease or at a subsequent date.

The first such lease commenced in 1988, had an original term of 99 years and provides for fixed percentage increases at specified intervals (as well as reappraisal increases).  In accordance with GAAP in accounting for leases, rental income related to the fixed percentage increases that are presently known should be recognized on a straight-line basis.  To calculate the annual straight-line amount, the 99 known annual rental amounts are totaled and this total is divided by 99.

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

Through December 31, 2018, the receivable on this lease has grown to $24,470,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 27 years away.

In 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases).  For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 87th year of the lease.  Through December 31, 2018, the receivable on this lease is $32,940,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 79 years away.

In 2006, the Company entered into an Amended and Restated Agreement of its lease with Lamar which provides for fixed percentage increases annually.  In 2013, the lease was extended to 2045 following the conversion of billboards at two locations to electronic boards, as required by the lease. For this lease, the contractual amount paid by Lamar will not exceed the calculated straight-line amount until the 23rd year of the extended lease.  Through December 31, 2018, the receivable on this lease is $3,050,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 11 years away.

Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates are closer.

Although the Company’s other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that certain future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values.  Through December 31, 2018, the receivable on these leases is $17,009,000 and management has not been able to conclude that any portion is collectible as the turnaround dates are approximately 42 years away.

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessors to classify leases as sales-type, direct financing, or operating leases.  Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No, 2018-111, Targeted Improvements.  A lease is a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee.  If none of the five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all of the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease.  All leases that are not sales-type or direct financing leases are operating leases.

The new standard is effective for the company on January 1, 2019.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.   An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented as its date of initial application.  The Company adopted the new standard on January 1, 2019 and will use the effective date as the date of initial application.

The new standard provides a number of practical expedients in transition.  The Company elected the “package of practical expedients”, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs.   For additional information on the Company’s leases, see Note 5 in the accompanying Consolidated Financial Statements.

2.	Liquidity and capital resources:

Historically, the Company generates adequate liquidity to fund its operations.

Cash and cash commitments:

At December 31, 2018, the Company had cash and cash equivalents of $1,147,000.  At December 31, 2018 cash equivalents consist of a money market account totaling $1,048,000.  At December 31, 2017, cash equivalents consist of United States zero-coupon treasury bills that matured in March 2018 totaling $2,993,000.  The Company and its subsidiaries each maintain a checking account in the same bank and the Company maintains a checking and money market account in another bank, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

Under the terms of the long-term land lease on Parcel 2, the contractual rent was adjusted in May 2018 by a cost of living adjustment as provided in the lease agreement resulting in a monthly rent increase of $4,000.

On April 1, 2017, the scheduled annual contractual rent on Parcel 7A increased $10,000 and will increase by $6,000 per year over the following four years.

In 2019, the terms of the long-term leases on Parcels 6A, 6B and 6C provides for a cost of living adjustment of not less than 10% effective July 1, 2019 and the lease for Parcel 3S provides for an appraisal adjustment on October 1, 2019.

At December 31, 2017, the Company had four tenants occupying 49 percent of the Steeple Street Building under short-term leases (five years or less).  With the execution of the Parcel 20 lease, the Steeple Street Building was transferred to the lessee on December 1, 2018.

On February 24, 2017, the Company issued a notice of mandatory redemption of the entire remaining outstanding balance of its Dividend Notes.  The principal balance plus accrued interest to the date of redemption was $10,764,000.  The Company received $19,794,000 from the sale of its Terminal after giving effect to escrows, a credit to Sprague for the cost of constructing a breasting dolphin adjacent to the Pier, and other customary closing costs.  The cash outlay for federal and state income taxes arising from the sale totaled $6,503,000.  Most of the remaining proceeds from the sale were used to effect the redemption of the Dividend Notes on March 31, 2017.

Pursuant to the Sale Agreement and related documentation, the Company is required, at its expense, to secure an approved remediation plan and to remediate contamination caused by a 1994 leak in a 25,000 barrel storage tank at the Terminal.  See Note 7, “Discontinued operations and environmental incident” in the accompanying Consolidated Financial Statements. The Company submitted its final remediation plan to the Rhode Island Department of Environmental Management (RIDEM) in June 2018 and a response to RIDEM comments was submitted in November 2018.   At December 31, 2018, the Company’s accrual for the cost of remediation was increased to $490,000.

In 2018, the Company declared and paid dividends of $6,798,000 or $1.03 per share which included a special dividend of $0.75 per share.  The special dividend resulted from the Board of Director’s determination that the Company had cash on hand in excess of the amount needed to meet normal operating and capital requirements due to the sale of the Terminal and transfer of the Steeple Street Building.

The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017:

Continuing operations:

Revenue, leasing from continuing operations increased $27,000 from 2017 due principally to a decrease in rent ($88,000) associated with fewer tenants in the Steeple Street Building along with the transfer of the building to the lessee of Parcel 20 effective December 1, 2018 offset by cost of living increases in two of the Parcels ($49,000), increases in short-term lease rents ($23,000), increase in contingent rent ($8,000) and an increase ($35,000) in both contractual and contingent rent under the Lamar lease.  Interest income results from earnings on certificates of deposit and a money market account.

Operating expenses decreased $379,000 due principally to: reduced costs associated with legal fees incurred in connection with the review of tenant compliance with the insurance requirements provided in the Company’s long-term land leases ($111,000), general liability and property insurance costs ($49,000), legal costs associated with the eviction of a Steeple Street tenant due to nonpayment of rent and common area charges ($75,000), bad debt expense ($64,000) in connection with the evicted tenant and repairs and maintenance at the Steeple Street Building ($61,000).

General and administrative expense decreased $594,000 due principally to payroll and payroll related costs as 2017 included costs associated with wages and severance paid to the Company’s former Vice-President ($311,000), bonus and supplemental retirement benefit paid to the Company’s former treasurer ($250,000) and the reduction in salaries due to changed roles and responsibilities ($76,000) for employees hired in 2017.  Contributing further to the decline in 2018 was a reduction in workers’ compensation insurance ($20,000), professional fees related to accounting ($49,000) and computer related services ($13,000) and an overall reduction in various general and administrative expenses ($69,000).  These aforementioned decreases were offset by an increase in legal fees related to development opportunities and strategic initiatives ($189,000).

For the year ended December 31, 2017 interest expense on the Dividend Notes was $112,000.  The Dividend Notes were entirely redeemed on March 31, 2017 following the sale of the petroleum storage business.

Discontinued operations:

The sale of the Terminal results in the segment being classified as discontinued operations for all periods presented.  In 2018, operating expenses represent legal and professional fees associated with the environmental remediation costs associated with a 1994 storage tank leak.  For 2017, revenues and operating expenses reflect the results of operations through the date of sale (February 10, 2017) including bonuses totaling $426,000 paid to the Company’s former Vice President and Terminal employees.

Income Taxes:

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act") which, among other things, lowered the U.S. Federal corporate tax rate from 35% to 21%. The Company recorded a net tax benefit to reflect the impact of the Act as of December 31, 2017, as it is required to reflect the change in the period in which the law is enacted. The benefits recorded in 2017 related to the revaluation of deferred tax assets and liabilities which resulted in a deferred tax benefit of $406,000. Tax expense for the year ended December 31, 2018 reflects a U.S. Federal corporate rate of 21%.

Item 8.  Financial Statements and Supplementary Data

CAPITAL PROPERTIES, INC. AND SUSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Capital Properties, Inc.

Providence, Rhode Island

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and retained earnings, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe our audits provide a reasonable basis for our opinion.

/s/ Stowe & Degon, LLC

We have served as the Company’s auditor since 2016.

Westborough, Massachusetts

March 18, 2019

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS

Properties and equipment (net of accumulated depreciation)	$6,951,000	$8,953,000
Cash and cash equivalents	1,147,000	5,202,000
Funds on deposit with agent	—	462,000
Prepaid and other	297,000	434,000
Deferred income taxes associated with discontinued operations	132,000	108,000
	$8,527,000	$15,159,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Dividends payable	$—	$462,000
Property taxes	224,000	224,000
Other	402,000	571,000
Deferred income taxes, net	338,000	803,000
Liabilities associated with discontinued operations (Note 7)	490,000	489,000
	1,454,000	2,549,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,225,000	11,762,000
	7,073,000	12,610,000
	$8,527,000	$15,159,000

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	December 31,
	2018	2017
Revenue and other income:
Revenue, leasing	$5,238,000	$5,211,000
Other income, interest	94,000	36,000
	5,332,000	5,247,000
Expenses:
Operating	941,000	1,320,000
General and administrative	1,651,000	2,245,000
Impairment loss (Note 5)	1,832,000	—
Interest on dividend notes	—	112,000
	4,424,000	3,677,000

Income from continuing operations before income taxes	908,000	1,570,000

Income tax expense (benefit):
Current	657,000	673,000
Deferred	(465,000)	(275,000)
	192,000	398,000

Income from continuing operations	716,000	1,172,000

Income (loss) from discontinued operations:

Loss from discontinued operations, net of taxes	(119,000)	(251,000)
Gain on sale of discontinued operations, net of taxes	664,000	5,080,000
Income from discontinued operations	545,000	4,829,000

Net income	1,261,000	6,001,000

Retained earnings, beginning	11,762,000	6,223,000
Dividends on common stock based upon 6,599,912 shares outstanding	(6,798,000)	(462,000)
Retained earnings, ending	$6,225,000	$11,762,000

Basic income (loss) per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.11	$0.18
Discontinued operations	(0.02)	(0.04)
Gain on sale of discontinued operations	0.10	0.77
Total basic income per common share	$0.19	$0.91

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2018	2017
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$716,000	$1,172,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	170,000	185,000
Deferred income taxes	(465,000)	(275,000)
Impairment loss	1,832,000	—
Changes in assets and liabilities:
Prepaid and other	137,000	(250,000)
Property taxes and other	(169,000)	344,000
Net cash provided by operating activities, continuing operations	2,221,000	1,176,000
Net cash (used in) operating activities, discontinued operations	(340,000)	(7,693,000)
Net cash provided by (used in) operating activities	1,881,000	(6,517,000)

Cash flows from investing activities:
Continuing operations:
Purchase of:
Investments	(2,025,000)	—
Properties and equipment	—	(11,000)
Proceeds from sale of investments	2,025,000	—
	—	(11,000)
Discontinued operations:
Purchase of properties and equipment	—	(118,000)
Proceeds from sale of assets	862,000	19,794,000
	862,000	19,676,000
Net cash provided by investing activities	862,000	19,665,000

Cash flows from financing activities:
Payment of dividends	(7,260,000)	—
Redemption of dividend notes payable	—	(10,608,000)
Funds provided by (on deposit with) agent	462,000	(462,000)
Net cash used in financing activities	(6,798,000)	(11,070,000)

Increase (decrease) in cash and cash equivalents	(4,055,000)	2,078,000
Cash and cash equivalents, beginning	5,202,000	3,124,000
Cash and cash equivalents, ending	$1,147,000	$5,202,000

Supplemental disclosures:
Cash paid for:
Income taxes:
Continuing operations	$652,000	$923,000
Discontinued operations, sale of assets	198,000	6,503,000
	$850,000	$7,426,000

Interest on Dividend Notes payable	$—	$156,000

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”) for many years operated in two segments, leasing and petroleum storage. On February 10, 2017, the Company sold its petroleum storage facility and related assets (the “Terminal”) owned or controlled by the Company’s subsidiaries, Capital Terminal Company and Dunellen LLC to Sprague Operating Resources, LLC (“Sprague”).  The sale of the Terminal results in the segment being classified as discontinued operations for all periods presented.  See Note 7 to the Consolidated Financial Statements.  With the sale of the Terminal, the Board of Directors determined that there was no longer a need to maintain Capital Terminal Company and Dunellen, LLC and at its April 24, 2018 regularly scheduled Board meeting, it voted to liquidate and dissolve these two companies.

As a result of the sale of the Terminal, the Company’s operations consist of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of the parking garage and Parcel 6C), the leasing of a portion of its building (“Steeple Street Building”) under short-term leasing arrangements through December 1, 2018 and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon.  The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases.  Pending this development, the Company leases these parcels for public parking to Metropark, Ltd.

2.	Summary of significant accounting policies:

Principles of consolidation:

The accompanying consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Estimates also affect the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash and cash equivalents and payables, approximate their respective book values because of their short-term nature.  The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At December 31, 2018 cash equivalents consist of a money market account totaling $1,048,000. At December 31, 2017, cash equivalents consisted of United States zero-coupon treasury bills that matured in March 2018 totaling $2,993,000. The Company and its subsidiaries each maintain a checking account in the same bank and the Company maintains a checking and money market account in another bank, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company has not experienced any losses in such accounts.

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

Certain of the Company’s long-term leases (land and billboard) provide for presently known scheduled rent increases over the remaining terms (26 to 136 years).  The Company follows GAAP in accounting for leases by recognizing leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as revenue that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.

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

The Company has elected to recognize the income tax effects of the Act in its financial statements in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance for the application of ASC Topic 740 Income Taxes, in the reporting period in which the Act was signed into law. Under SAB 118 when the Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act it will recognize provisional amounts if a reasonable estimate can be made. If a reasonable estimate cannot be made, then no impact is recognized for the effect of the Act. SAB 118 permits an up to one- year measurement period to finalize the measurement of the impact of the Act.  There were no adjustments made to the statement of income and retained earnings for the year ended December 31, 2018 related to finalizing the measurement of the impact of the Act.

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

Recent accounting pronouncements:

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update No. 2016-02, which requires lessors to classify leases as sales-type, direct financing, or operating leases.  Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No, 2018-111, Targeted Improvements.  A lease is a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee.  If none of the five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all of the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease.  All leases that are not sales-type or direct financing leases are operating leases.

The new standard is effective for the company on January 1, 2019.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.  An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented as its date of initial application.  The Company adopted the new standard on January 1, 2019 and will use the effective date as the date of initial application.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of practical expedients in transition.  The Company elected the “package of practical expedients”, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs.   While most of our leases will continue to be classified as operating leases in accordance with the package of practical expedients, leases that commence on or after the effective date of the new standard, and that would be classified as operating leases under current GAAP, may be classified as sales-type leases under the new standard.  We do not expect adoption of the new standard will have a significant impact on our leasing activities.  For additional information on the Company’s leases, see Note 5

3.	Properties and equipment:

Properties and equipment consist of the following:

	Estimated Useful	December 31,
	Life in Years	2018	2017
Properties on lease or held for lease:
Land and land improvements		$4,010,000	$4,701,000
Building and improvements, Steeple Street	39	—	5,831,000
		4,010,000	10,532,000
Office equipment	5-10	95,000	95,000
Steeple Street property under contract (Note 5)	30	3,011,000
		7,116,000	10,627,000
Less accumulated depreciation:
Properties on lease or held for lease		79,000	1,593,000
Office equipment		86,000	81,000
		165,000	1,674,000
		$6,951,000	$8,953,000

4.	Liabilities, other:

Liabilities, other consist of the following:

	December 31,
	2018	2017
Deposits and prepaid rent	$110,000	$88,000
Accrued payroll and related costs	121,000	333,000
Accrued professional fees	157,000	45,000
Other	14,000	105,000
	$402,000	$571,000

5.	Description of leasing arrangements:

Long-term land leases:

As of December 31, 2018, the Company had entered into ten long-term land leases.  The various tenants have completed construction of improvements on seven of the parcels.  On Parcel 6B, construction of a 169-unit residential complex commenced in November 2016 and is substantially complete.  Parcel 6C is being used as a construction staging area for the construction on Parcel 6B.

On September 28, 2017 the Company entered into a long-term ground lease of Parcel 20.  Under the terms of the ground lease until the lessee took possession, the Company received all rents from existing tenants and paid all expenses with respect to Parcel 20. On May 14, 2018 the Company and the lessee entered into an Amended and Restated Ground Lease. The lessee took possession of Parcel 20 on December 1, 2018 and the Company conveyed title to the existing building. In addition to the ground lease rent, for 360 months following December 1, 2018, the lessee will pay acquisition period rent consisting of monthly payments $7,471 for the first thirty-six months and monthly payments thereafter of $8,488 plus an amount equal to 1/12th of the product of (a) 5.5% and the difference between (x) $2,750,000 and (y) the aggregate of the prior monthly payments of $8,488.  The Restated Lease is a triple net lease.

The Restated Ground Lease for Parcel 20, as it relates specifically to the Steeple Street Building, was accounted for as a sales-type lease due to the transfer of the Steeple Street Building to the lessee.  The land directly under the Steeple Street Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the lessee is insufficient to recognize the transaction as a sale, in accordance with ASC 360-20 the Company will report the acquisition period rent and an allocable portion of the ground rent collected as a deposit liability on its consolidated balance sheet and will continue to include the property transferred in properties and equipment until the transaction can be reported as a sale in accordance with GAAP. The fair value of the property was determined under a present value technique using the rental payments to be made under the lease (significant other observable inputs (Level 2) as defined by GAAP).  As the carrying value of the property transferred to the lessee exceeds its fair value, the Company has recognized an impairment loss of $1,832,000 as of December 31, 2018, which amount is included in expenses on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2018. The long-term ground lease of the land on Parcel 20 (exclusive of the Steeple Street Building) is accounted for as an operating lease, consistent with the Company’s other long-term ground leases.

Minimum future contractual rental payments to be received from the sales-type lease on Parcel 20 as of December 31, 2018 are:

Year ending December 31,
2019	$97,000
2020	110,000
2021	128,000
2022	281,000
2023	275,000
2024 - 2153	5,135,000
$6,026,000

Under the ten land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements.  Accordingly, with the exception of Parcel 20 through December 1, 2018, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. For the years ended December 31, 2018 and 2017, the real property taxes attributable to the Company’s land under leases were $1,230,000.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $109,000 and $101,000 for the years ended December 31, 2018 and 2017, respectively.

With respect to Parcel 6C lease, the lessee has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice.  To date, no notice of termination has been received by the Company.  The current annual rents on Parcel 6C is $200,000.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2018 and 2017, the percentage rent totaled $119,000 and $108,000, respectively, which amounts are included in operating revenues on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2018 and 2017.

Parking lease:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a ten-year lease.    The lease is cancellable as to all or any portion of the leased premises at any time on thirty day’s written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.  The parking lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent) which totaled $72,000 and $78,000 for the years ended December 31, 2018 and 2017, respectively.

Minimum future contractual rental payments to be received from non-cancellable long-term leases as of December 31, 2018 are:

Year ending December 31,
2019	$4,217,000
2020	4,276,000
2021	4,339,000
2022	4,393,000
2023	4,420,000
2024 - 2153	800,212,000
$821,857,000

For those leases with presently known scheduled rent increases at December 31, 2018 and 2017, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the initial 30 to 149 year terms of the leases) and the portion of the excess of straight-line over contractual rentals which management has concluded is realizable when payable over the terms of the leases at December 31, 2018 and 2017 are as follows:

	2018	2017
Cumulative excess of straight-line over contractual rentals	$77,469,000	$73,637,000
Amount management has not been able to conclude is collectible	(77,414,000)	(73,592,000)
Accrued leasing revenues, which are included in prepaid and other on the accompanying consolidated balance sheets	$55,000	$45,000

In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon, subject to the right of any leasehold mortgagee to enter into a new lease with the Company with the same terms and conditions as the lease in default.

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s revenues for the years ended December 31, 2018 and 2017:

	2018	2017
Lamar Outdoor Advertising, LLC	$1,034,000	$998,000
Metropark, Ltd.	697,000	721,000
One Citizens Plaza Holdings, LLC/Radix LLC	618,000	618,000
AvalonBay Communities, Inc.	615,000	615,000
	$2,964,000	$2,952,000

6.	Income taxes, continuing operations:

For the years ended December 31, 2018 and 2017, income tax expense (benefit) for continuing operations is comprised of the following components:

	2018	2017
Current:
Federal	$499,000	$542,000
State	158,000	131,000
	657,000	673,000
Deferred:
Federal	(367,000)	(302,000)
State	(98,000)	27,000
	(465,000)	(275,000)
	$192,000	$398,000

For the years ended December 31, 2018 and 2017, a reconciliation of the income tax provision for continuing operations as computed by applying the United States income tax rate (21% in 2018 and 35% in 2017) to income before income taxes is as follows:

	2018	2017
Computed "expected" tax	$191,000	$548,000
Increase in "expected" tax resulting from state income tax, net of federal income tax benefit	53,000	103,000
Effect of federal rate reduction	—	(406,000)
Nondeductible expenses and other	(52,000)	153,000
	$192,000	$398,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities were as follows:

	2018	2017
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis:
Cost differences	$362,000	$898,000
Depreciation differences	2,000	(73,000)
	364,000	825,000
Insurance premiums and accrued leasing revenues	25,000	14,000
	389,000	839,000
Deferred tax assets	(51,000)	(36,000)
	$338,000	$803,000

7.	Discontinued operations and environmental incident:

On February 10, 2017, the company sold the Terminal to Sprague for $23 Million subject to certain adjustments.   In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the Terminal is accounted for as a discontinued operation.  The liabilities associated with the discontinued operations are separately identified on the Company’s consolidated balance sheets.  These liabilities were not assumed by Sprague and remain obligations of the Company until settled.  The Petroleum Segment discontinued operations is reported after income from continuing operations.

Pursuant to the Sale Agreement, the Sale Price was reduced by $1,040,000, the estimated cost of a breasting dolphin to be constructed by Sprague adjacent to the Pier in order that the Pier can berth Panamax sized vessels; $1,725,000 of the Sale Price was placed in escrow to secure the Company’s indemnity obligations under the Sale Agreement and $441,000 in normal closing adjustments, transfer taxes, investment banking and other fees, other than federal and state income taxes.

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

The Sales Agreement also contains a cost sharing provision for the breasting dolphin whereby any variance from the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations.  In May 2018 the Company received notice from Sprague that Sprague had received bids for the breasting dolphin and that the cost of the Project was estimated at $1,923,284.  Sprague requested that the Company acknowledge that it was obligated to pay 50% of the cost in excess of $1,040,000, or $441,642. The Company replied that pursuant to the letter agreement between the Company and Sprague (the “Letter Agreement”) the Company’s obligation cannot exceed $104,000 assuming, among other things, that Sprague had been timely in securing bids for the breasting dolphin and the scope of the work as bid was consistent with the Letter Agreement.

In accordance with the Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  Since 1994, the Company and its consultants have continued to worked with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation plan.  During 2017, remediation costs of $25,000 were incurred which reduced the total accrual to remediate the site to $434,000.  In 2018, the Company incurred costs of $111,000 and increased the amount accrued by $56,000 resulting in a remediation liability of $490,000.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.

In February 2018, the Company received 50 percent of the aforementioned escrow, or $862,000, which amount is reported net of income taxes as “Gain on sale of discontinued operations, net of taxes.”

A reconciliation of the major classes of liabilities associated with the discontinued operations as of December 31, 2018 and 2017 is as follows:

	2018	2017
Environmental remediation	$490,000	$434,000
Accounts payable, income taxes and other	—	55,000
	$490,000	$489,000

Revenue and loss from discontinued operations, net of taxes for the years ended December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Revenues	$—	$365,000
Operating expenses	167,000	962,000
Loss from discontinued operations before income taxes	(167,000)	(597,000)
Income tax (benefit)	(48,000)	(346,000)
Loss from discontinued operations, net of taxes	$(119,000)	$(251,000)

The net gain from sale of discontinued operations as of December 31, 2018 and 2017, was calculated as follows:

	December 31,
	2018	2017
Gain from sale of discontinued operations before income taxes	$862,000	$8,640,000
Less income tax expense:
Current tax expense	198,000	6,870,000
Deferred tax benefit	—	(3,310,000)
	198,000	3,560,000
Net gain from sale of discontinued operations	$664,000	$5,080,000

8.	Subsequent event:

At its January 30, 2019 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on February 11, 2019, payable February 22, 2019.

In February 2019, the Company received the balance of the escrow of $862,500 plus interest of $23,000 from the sale of the Terminal to Sprague.

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

Management's Annual Report on Internal Control over Financial Reporting

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “2013 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2018.

Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2018, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “2013 Internal Control-Integrated Framework.”

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2019 Annual Meeting of Shareholders to be filed with the SEC.

The following are (were) the executive officers of the Registrant:

Name	Age	Office Held at Capital Properties, Inc.	Date of First Election to Office
Robert H. Eder	86	Chairman/President	1995
P. Scott Conti	61	President (until October 31, 2018)	2017
Susan R. Johnson	59	Treasurer	2017
Stephen J. Carlotti	76	Secretary	1998

All officers hold their respective offices until their successors are duly elected and qualified.  Mr. Conti served as President and Chief Operating Officer of the Providence and Worcester Railroad from 2005 to 2017.  Mr. Conti resigned from the Company effective October 31, 2018 and Robert H. Eder became President.   Mr. Carlotti is a partner in the law firm, Hinckley, Allen & Snyder LLP, which firm provides legal services to the Company.

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

The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) and (c)	The consolidated financial statements are included in Item 8.
(b)	Exhibits:

2.1

Asset Purchase Agreement, dated January 24, 2017, by and among Capital Properties, Inc., Dunellen, LLC, Capital Terminal Company and Sprague Operating Resources LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s report on Form 8-K filed on January 26, 2017*)

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s report on Form 8-K filed on April 24, 2013)

3.2	By-laws, as amended, October 25, 2017 (incorporated by reference to Exhibit 3.2 to the registrant’s report on Form 8-K filed October 25, 2017)

10	Material contracts:
Lease between Metropark, LTD and Company dated January 1, 2017 (incorporated by reference to Exhibit 10 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017)

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March xx, 2019, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of December 31, 2018 and 2017

(ii) Consolidated Statements of Income and Retained Earnings for the Years ended December 31, 2018 and 2017

(iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2018 and 2017

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

DATED: March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	March 18, 2019
Robert H. Eder
Chairman and Director
Principal Executive Officer

/s/ Susan R. Johnson	March 18, 2019
Susan R. Johnson
Treasurer, Principal Financial Officer
and Principal Accounting Officer

/s/ Alfred J. Corso	March 18, 2019
Alfred J. Corso
Director

/s/ Steven G. Triedman	March 18, 2019
Steven G. Triedman
Director