Form 10-Q
period 2019-03-31
CAPITAL PROPERTIES INC /RI/
filed 2019-05-07
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of the "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.01 par value	CPTP	OTCQX

As of March 31, 2019, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS

Properties and equipment (net of accumulated depreciation)	$6,923,000	$6,951,000
Cash and cash equivalents	2,407,000	1,147,000
Prepaid and other	207,000	297,000
Deferred income taxes associated with discontinued operations	127,000	132,000
	$9,664,000	$8,527,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$190,000	$224,000
Other	512,000	402,000
Income tax payable	126,000	-
Deferred income taxes, net	306,000	338,000
Liabilities associated with discontinued operations (Note 7)	668,000	490,000
	1,802,000	1,454,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	7,014,000	6,225,000
	7,862,000	7,073,000
	$9,664,000	$8,527,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue and other income:
Revenue, leasing	$1,246,000	$1,272,000
Other income, interest	34,000	13,000
	1,280,000	1,285,000
Expenses:
Operating	133,000	282,000
General and administrative	330,000	370,000
	463,000	652,000

Income from continuing operations before income taxes	817,000	633,000

Income tax expense (benefit):
Current	261,000	162,000
Deferred	(31,000)	7,000
	230,000	169,000

Income from continuing operations	587,000	464,000

Income (loss) from discontinued operations:
Loss from discontinued operations, net of taxes	-	(35,000)
Gain on sale of discontinued operations, net of taxes	664,000	664,000
Income from discontinued operations:	664,000	629,000

Net income	1,251,000	1,093,000

Retained earnings, beginning	6,225,000	11,762,000
Dividends on common stock ($.07 per share)
based upon 6,599,912 shares outstanding	(462,000)	(462,000)
Retained earnings, ending	7,014,000	12,393,000
Class A common stock	66,000	66,000
Capital in excess of par	782,000	782,000
Shareholders' equity, ending	$7,862,000	$13,241,000

Basic income (loss) per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.09	$0.07
Discontinued operations	-	(0.01)
Gain on sale of discontinued operations	0.10	0.10
Total basic income per common share	$0.19	$0.16

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$587,000	$464,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	28,000	46,000
Deferred income taxes	(31,000)	7,000
Income taxes payable	126,000	118,000
Other, net changes in prepaids, property tax payable and other	141,000	(277,000)
Net cash provided by operating activities, continuing operations	851,000	358,000
Net cash (used in) operating activities, discontinued operations	(15,000)	(110,000)
Net cash provided by operating activities	836,000	248,000

Cash flows from investing activities:
Continuing operations, purchase of investments	-	(2,000,000)
Deposit liability, Parcel 20	24,000	-
Discontinued operations, sale of assets	862,000	862,000
Net cash provided by (used in) investing activities	886,000	(1,138,000)

Cash flows from financing activities, payment of dividends	(462,000)	(462,000)

Increase (decrease) in cash and cash equivalents	1,260,000	(1,352,000)
Cash and cash equivalents, beginning	1,147,000	5,202,000
Cash and cash equivalents, ending	$2,407,000	$3,850,000

Supplemental disclosures:
Cash paid for:
Income taxes:
Continuing operations	$7,000	$-
Discontinued operations, sale of assets	-	-
	$7,000	$-

Non-cash transaction:
In March 2019, the Company wrote-off office equipment with a cost of $28,000 and accumulated depreciation of $25,000.

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”) for many years operated in two segments, leasing and petroleum storage.  On February 10, 2017, the Company sold its petroleum storage facility and related assets (the “Terminal”) owned or controlled by the Company’s subsidiaries, Capital Terminal Company and Dunellen, LLC to Sprague Operating Resources, LLC (“Sprague”). The sale of the Terminal results in the segment being classified as discontinued operations for all periods presented.  See Note 7 to the consolidated financial statements.  With the sale of the Terminal, the Board determined that there was no longer a need to maintain Capital Terminal Company and Dunellen, LLC, and at its April 24, 2018 regularly scheduled Board meeting, it voted to liquidate and dissolve these two companies.

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

The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements.  The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K for the year ended December 31, 2018. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2019 and the results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018.

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

The new standard was effective for the Company on January 1, 2019.  A modified retrospective transition approach was required by applying the new standard to all leases existing at the date of initial application.   An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented as its date of initial application.  The Company adopted the new standard on January 1, 2019 and used the effective date as our date of initial application.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of practical expedients in transition.  The Company elected the “package of practical expedients”, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs.  While most of our leases will continue to be classified as operating leases in accordance with the package of practical expedients, leases that commence on or after the effective date of the new standard, and that would be classified as operating leases under prior GAAP, may be classified as a sales-type lease under the new standard.  We do not expect the adoption of the new standard will have a significant impact on our leasing activities.   For additional information on the Company’s leases, see Note 5 to the condensed consolidated financial statements.

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

4.	Properties and equipment:

Properties and equipment consist of the following:

	March 31, 2019	December 31, 2018
Properties on lease or held for lease, land and land improvements	$4,010,000	$4,010,000
Office equipment	67,000	95,000
Steeple Street property under contract, net (see Note 5)	2,990,000	3,011,000
	7,067,000	7,116,000
Less accumulated depreciation:
Properties on lease or held for lease	81,000	79,000
Office equipment	63,000	86,000
	144,000	165,000
	$6,923,000	$6,951,000

5.	Description of leasing arrangements:

Long-term land leases:

As of March 31, 2019, the Company had entered into ten long-term land leases.  Seven of the ten parcels have completed construction of improvements thereon.  On Parcel 6B, construction of a 169-unit residential complex commenced in November 2016 and is substantially complete.  Parcel 6C is being used as a construction staging area for the construction on Parcel 6B.

On September 28, 2017, the Company entered into a long-term ground lease of Parcel 20.  Under the terms of the lease until the tenant took possession, the Company received all rents from the existing tenants and paid all expenses with respect to Parcel 20.  On May 4, 2018, the Company and the lessee entered into an Amended and Restated Ground Lease (“Restated Lease”).  The lessee took possession of Parcel 20 on December 1, 2018 and the Company conveyed title to the existing building.  In addition to the ground lease rent, for 360 months following December 1, 2018, the lessee will pay acquisition period rent consisting of monthly payments of $7,471 for the first thirty-six months and monthly payments thereafter of $8,488 plus an amount equal to 1/12th of the product of (a) 5.5% and the difference between (x) $2,750,000 and (y) the aggregate of the prior monthly payments of $8,488.  The Restated Lease is a triple net lease.

The Restated Lease for Parcel 20, as it relates specifically to the Steeple Street Building, was accounted for as a sales-type lease due to the transfer of the Steeple Street Building to the lessee.  The land directly under the Steeple Street Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the lessee is insufficient to recognize the transaction as a sale, in accordance with ASC 360-20 the Company will report the acquisition period rent and an allocable portion of the ground rent collected as a deposit liability, which is included in other liabilities, on its condensed consolidated balance sheets and will continue to include the property transferred in properties and equipment until the transaction can be reported as a sale in accordance with GAAP.  The fair value of the property transferred was determined under a present value technique using the rental payments to be made under the lease (significant other observable inputs (Level 2) as defined by GAAP).  As the carrying value of the property transferred to the lessee exceeds its fair value, the Company recognized an impairment loss of $1,832,000 as of December 31, 2018.  The long-term ground lease of the land on Parcel 20 (exclusive of the Steeple Street Building) is accounted for as an operating lease, consistent with the Company’s other long-term ground leases.

Under the ten land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and must pay real property taxes assessed on land and improvements under these arrangements.  Accordingly, with the exception of Parcel 20 through December 1, 2018, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying condensed consolidated statements of income and retained earnings.  Real property taxes attributable to the Company’s land under these leases totaled $341,000 and $308,000 for the three months ended March 31, 2019 and 2018.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $27,000 and $29,000 for the three months ended March 31, 2019 and 2018.

With respect to the Parcel 6C, the lessee has the right to terminate its lease at any time during the remaining term of the lease upon thirty days’ notice.  To date, no notice of termination has been received by the Company.  The current annual rent on Parcels 6C is $200,000 and annual real estate taxes paid by the lessee equals $311,000.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1 (each 12-month period a “Lease Year”), Lamar must pay to the Company within thirty days after the close of the Lease Year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each Lease Year.

Parking lease:

The Company leases the undeveloped parcels of land in the Capital Center area and, through December 1, 2018 the undeveloped Parcel 20 land, for public parking purposes to Metropark under a ten year lease.    The lease is cancellable as to all or any portion of the leased premises at any time on thirty day’s written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.  The parking lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent) which totaled $47,000 and $21,000 for the three months ended March 31, 2019 and 2018, respectively, inclusive of an additional $23,000 in 2019 for contingent rent in excess of the 2018 estimate.

Parcel 20, Steeple Street:

With the execution of the Parcel 20 lease, effective December 1, 2018, the lessee receives all rental income associated with the Steeple Street building and the Parcel 20 undeveloped land leased to Metropark pending its development.  At March 31, 2018 the Company had four tenants occupying 49 percent of the Steeple Street Building under short-term leases of five years or less at an annual rental of $95,000 and the Company reported as revenue tenant reimbursements for common area costs and real property taxes in the amount of $9,000 through March 31, 2018.

6.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities are as follows:

	March 31, 2019	December 31, 2018
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$365,000	$364,000
Insurance premiums and accrued leasing revenues	31,000	25,000
	396,000	389,000
Less deferred tax assets	(90,000)	(51,000)
	$306,000	$338,000

7.	Discontinued operations:

On February 10, 2017 the Company sold the Terminal to Sprague for $23 Million subject to certain adjustments. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the Terminal is accounted for as a discontinued operation.  The liabilities associated with the discontinued operations are separately identified on the Company’s condensed consolidated balance sheets.  These liabilities were not assumed by Sprague and remain obligations of the Company until settled.  The Petroleum Segment discontinued operations is reported after income from continuing operations.

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

In accordance with the Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  Since 1994, the Company and its consultants have continued to worked with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation plan.  At December 31, 2017 the total accrual for the cost of remediation was $434,000.  In 2018, the Company incurred costs of $111,000 and increased the amount accrued by $56,000 resulting in a remediation liability of $490,000 at December 31, 2018.  Through March 31, 2019, the company incurred costs of $20,000 which reduce the total accrual to $470,000.   Any subsequent increases or decreases to the expected cost of remediation will be recorded as income or expense from discontinued operations.

The Sale Agreement also contains a cost sharing provision for the breasting dolphin whereby any variance from the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations.  In May 2018 the Company received notice from Sprague that Sprague had received bids for the breasting dolphin and that the cost of the Project was estimated at $1,923,284.  Sprague requested that the Company acknowledge that it was obligated to pay 50% of the cost in excess of $1,040,000, or $441,642. The Company replied that pursuant to the letter agreement between the Company and Sprague (the “Letter Agreement”) the Company’s obligation cannot exceed $104,000 assuming, among other things, that Sprague had been timely in securing bids for the breasting dolphin and the scope of the work as bid was consistent with the Letter Agreement. In April 2019, Sprague notified the Company that the breasting dolphin should be completed by mid-June and that construction change orders to date were within the amount of the contract contingency originally included in the estimate of $1,923,284.  The Company continues to assert that its obligation cannot exceed $104,000.

In February 2019 and 2018, the Company received 50 percent of the aforementioned escrow in each year or $862,000, which amounts are reported net of income taxes as “Gain on sale of discontinued operations, net of taxes.” Interest income includes $23,000 related to these funds in 2019.

A reconciliation of the major classes of liabilities associated with the discontinued operations as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Environmental remediation	$470,000	$490,000
Income tax payable	198,000	-
	$668,000	$490,000

Revenue and loss before income taxes attributable to discontinued operations for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Revenues	$-	$-
Operating expenses	1,000	47,000
Loss from discontinued operations before income taxes	(1,000)	(47,000)
Income tax (benefit)	(1,000)	(12,000)
Loss from discontinued operations, net of taxes	$-	$(35,000)

The net gain from sale of discontinued operations as of March 31, 2019 and 2018, was calculated as follows:

	Three Months Ended March 31,
	2019	2018
Gain from sale of discontinued operations before income taxes	$862,000	$862,000
Less current income tax expense	198,000	198,000
Net gain from sale of discontinued operations	$664,000	$664,000

8.	Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash and cash equivalents, receivables and payables, approximate their respective book values because of their short-term nature.  The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

9.	Subsequent event:

At its April 30, 2019 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on May 17, 2019, payable May 31, 2019.

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

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2018.  There have been no changes to the application of this accounting policy since December 31, 2018.

2.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At March 31, 2019, the Company had cash and cash equivalents of $2,407,000.  The Company and its subsidiary each maintain a checking account in the same bank and the Company maintains a checking and money market account in another bank, all of which accounts are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

The contractual rent for Parcel 2 was adjusted in May 2018 by a cost of living adjustment as provided in the lease agreement resulting in monthly rent increase of $4,000.

In 2019, the terms of the long-term leases with Parcels 6A, 6B, and 6C provides for a cost of living adjustment of not less than 10% effective July 1, 2019 and the lease for Parcel 3S provides for an appraisal adjustment on October 1, 2019.

On February 10, 2017, the Company sold the Terminal to Sprague and received $19,794,000 from the sale after giving effect to escrows, a credit to Sprague for the cost of constructing a breasting dolphin adjacent to the Pier, and other customary closing costs.  Pursuant to the Sale Agreement and related documentation, the Company is required, at its expense, to secure an approved remediation plan and to remediate contamination caused by a 1994 leak in a 25,000 barrel storage tank at the Terminal.  See Note 7 to the condensed consolidated financial statements.  At December 31, 2018, the total accrual for the cost of remediation was $490,000.  During 2019, remediation costs of $20,000 were incurred which reduced the total accrual to $470,000.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.

The Sale Agreement also contains a cost sharing provision for the breasting dolphin whereby any variance from the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations.  In May 2018 the Company received notice from Sprague that Sprague had received bids for the breasting dolphin and that the cost was estimated at $1,923,284.  Sprague requested that the Company acknowledge that it was obligated to pay 50% of the cost in excess of $1,040,000, or $441,642. The Company replied that pursuant to the letter agreement between the Company and Sprague (the “Letter Agreement”), the Company’s obligation cannot exceed $104,000 assuming, among other things, that Sprague had been timely in securing bids for the breasting dolphin and the scope of the work as bid was consistent with the Letter Agreement. In April 2019, Sprague notified the Company that the project should be completed by mid-June and that construction change orders to date were within the amount of the contract contingency amount originally included in the estimate of $1,923,284.  The Company continues to assert that its obligation cannot exceed $104,000.

The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended March 31, 2019 compared to three months ended March 31, 2018:

Leasing revenues decreased $26,000 over the 2018 level due to the commencement of the Parcel 20 lease effective December 1, 2108 which transferred ownership of the Steeple Street Building to the lessee ($33,000) and a reduction in parking lease revenue associated with the Parcel 20 lease ($12,000) offset by an increase in long-term land rent ($19,000).  Interest income results from earnings on money market funds and, in 2019 includes interest earned on the Sprague escrow funds.  Operating expenses decreased $149,000 due principally to lower legal fees associated with tenant insurance compliance reviews ($52,000) and elimination of operating costs associated with the Steeple Street building as a result of the Parcel 20 lease ($97,000).

General and administrative expense decreased $40,000 principally due to reduced payroll and related costs as a result of one less employee and lower than expected healthcare costs ($60,000) offset by increased insurance costs ($9,000), office rent expense ($10,000) and sundry other expenses ($1,000).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 7, 2019, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018
(ii) Condensed Consolidated Statements of Income for the Three Months ended March 31, 2019 and 2018
(iii) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2019 and 2018
(iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
Chairman and Principal Executive Officer

By	/s/ Susan R. Johnson
Susan R. Johnson
Treasurer and Principal Financial Officer

DATED: May 7, 2019