Form 10-Q
period 2019-06-30
CAPITAL PROPERTIES INC /RI/
filed 2019-08-06
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of June 30, 2019, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS

Properties and equipment (net of accumulated depreciation)	$6,899,000	$6,951,000
Cash and cash equivalents	2,568,000	1,147,000
Prepaid and other	182,000	297,000
Deferred income taxes associated with discontinued operations	218,000	132,000
	$9,867,000	$8,527,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$157,000	$224,000
Other	554,000	402,000
Income taxes payable	198,000	-
Deferred income taxes, net	287,000	338,000
Liabilities associated with discontinued operations (Note 7)	805,000	490,000
	2,001,000	1,454,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	7,018,000	6,225,000
	7,866,000	7,073,000
	$9,867,000	$8,527,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue and other income:
Leasing revenue	$1,444,000	$1,378,000	$2,690,000	$2,650,000
Other income, interest	6,000	29,000	40,000	42,000
	1,450,000	1,407,000	2,730,000	2,692,000
Expenses:
Operating	124,000	214,000	257,000	496,000
General and administrative	311,000	492,000	641,000	862,000
	435,000	706,000	898,000	1,358,000

Income from continuing operations before income taxes	1,015,000	701,000	1,832,000	1,334,000

Income tax expense (benefit):
Current	307,000	223,000	568,000	385,000
Deferred	(19,000)	(55,000)	(50,000)	(48,000)
	288,000	168,000	518,000	337,000

Income from continuing operations	727,000	533,000	1,314,000	997,000

Gain (loss) on sale of discontinued operations, net of taxes	(261,000)	(16,000)	403,000	613,000

Net income	466,000	517,000	1,717,000	1,610,000

Retained earnings, beginning	7,014,000	12,393,000	6,225,000	11,762,000
Dividends on common stock ($.07 per share)
based upon 6,599,912 shares outstanding	(462,000)	(462,000)	(924,000)	(924,000)
Retained earnings, ending	7,018,000	12,448,000	7,018,000	12,448,000
Class A common stock	66,000	66,000	66,000	66,000
Capital in excess of par	782,000	782,000	782,000	782,000
Shareholders' equity, ending	$7,866,000	$13,296,000	$7,866,000	$13,296,000

Basic income (loss) per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.11	$0.08	$0.20	$0.15
Discontinued operations	(0.04)	(0.00)	0.06	0.09
Total basic income per common share	$0.07	$0.08	$0.26	$0.24

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$1,314,000	$997,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	52,000	92,000
Deferred income taxes	(50,000)	(48,000)
Income taxes payable	198,000	38,000
Other, net changes in prepaids, property tax payable and other	151,000	(187,000)
Net cash provided by operating activities, continuing operations	1,665,000	892,000

Cash flows from investing activities:
Continuing operations, purchase of investments	-	(2,012,000)
Deposit liability, Parcel 20	49,000	-
Discontinued operations, sale of assets	862,000	862,000
Net cash (used in) discontinued operations	(231,000)	(317,000)
Net cash provided by (used in) investing activities	680,000	(1,467,000)

Cash flows from financing activities, payment of dividends	(924,000)	(924,000)

Increase (decrease) in cash and cash equivalents	1,421,000	(1,499,000)
Cash and cash equivalents, beginning	1,147,000	5,202,000
Cash and cash equivalents, ending	$2,568,000	$3,703,000

Supplemental disclosures:
Cash paid for:
Income taxes:
Continuing operations	$233,000	$340,000
Discontinued operations, sale of assets	198,000	185,000
	$431,000	$525,000

Non-cash transaction:
In March 2019, the Company wrote-off office equipment with a cost of $28,000 and accumulated depreciation of $25,000.

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”) for many years operated in two segments, leasing and petroleum storage.  On February 10, 2017, the Company sold its petroleum storage facility and related assets (the “Terminal”) owned or controlled by the Company’s subsidiaries, Capital Terminal Company and Dunellen, LLC to Sprague Operating Resources, LLC (“Sprague”). The sale of the Terminal results in the segment being classified as discontinued operations for all periods presented.  See Note 7 to the condensed consolidated financial statements.  With the sale of the Terminal, the Board determined that there was no longer a need to maintain Capital Terminal Company and Dunellen, LLC, and at its April 24, 2018 regularly scheduled Board meeting, it voted to liquidate and dissolve these two companies. The dissolution of Capital Terminal Company and Dunellen, LLC was completed as of July 16, 2019.

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

The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements.  The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K for the year ended December 31, 2018. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2019 and the results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018.

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

Recent accounting pronouncements:

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update No. 2016-02, which requires lessors to classify leases as sales-type, direct financing, or operating leases.  Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No, 2018-11, Targeted Improvements.  A lease is a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee.  If none of the five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all of the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease.  All leases that are not sales-type or direct financing leases are operating leases.

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

Reclassification of Prior Period Presentation:

The loss from discontinued operations, net of taxes for prior periods has been reclassified for consistency purposes and is now included in gain (loss) on sale of discontinued operations, net of taxes. This reclassification had no effect on reported net income. On the condensed consolidated statements of cash flows, this change increased net cash provided by operating activities and increased net cash used in investing activities by $317,000 for the six months ended June 30, 2018.

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

4.	Properties and equipment:

Properties and equipment consist of the following:

	June 30, 2019	December 31, 2018
Properties on lease or held for lease, land and land improvements	$4,010,000	$4,010,000
Office equipment	67,000	95,000
Steeple Street property under contract, net (see Note 5)	2,969,000	3,011,000
	7,046,000	7,116,000
Less accumulated depreciation:
Properties on lease or held for lease	83,000	79,000
Office equipment	64,000	86,000
	147,000	165,000
	$6,899,000	$6,951,000

5.	Description of leasing arrangements:

Long-term land leases:

As of June 30, 2019, the Company had entered into ten long-term land leases.  Seven of the ten parcels have completed construction of improvements thereon.  On Parcel 6B, construction of a 169-unit residential complex commenced in November 2016 and is substantially complete.  Parcel 6C is being used as a construction staging area for the construction on Parcel 6B.

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

Under the ten land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and must pay real property taxes assessed on land and improvements under these arrangements.  Accordingly, with the exception of Parcel 20 through December 1, 2018, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying condensed consolidated statements of income and shareholders’ equity.  Real property taxes attributable to the Company’s land under these leases totaled $341,000 and $682,000 for the three and six months ended June 30, 2019 and $308,000 and $617,000 for the three and six months ended June 30, 2018.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $35,000 and $63,000 for the three and six months ended June 30, 2019, and $25,000 and $54,000 for the three and six months ended June 30, 2018.

With respect to the Parcel 6C, the lessee has the right to terminate its lease at any time during the remaining term of the lease upon thirty days’ notice.  To date, no notice of termination has been received by the Company.  The current annual rent on Parcels 6C is $200,000 and annual real estate taxes paid by the lessee equals $311,000.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1 (each 12-month period a “Lease Year”), Lamar must pay to the Company within thirty days after the close of the Lease Year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period.  For the lease years ended May 31, 2019 and 2018, the percentage rent totaled $210,000 and $100,000, respectively, which amounts are included in leasing revenue on the accompanying condensed consolidated statements of income and shareholders’ equity.

Parking lease:

The Company leases the undeveloped parcels of land in the Capital Center area and, through December 1, 2018 the undeveloped Parcel 20 land, for public parking purposes to Metropark under a ten year lease.    The lease is cancellable as to all or any portion of the leased premises at any time on thirty day’s written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.  The parking lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent) which totaled $24,000 and $71,000 for the three and six months ended June 30, 2019 (inclusive of an additional $23,000 in 2019 for contingent rent in excess of the 2018 estimate), and $18,000 and $36,000 for the three and six months ended June 30, 2018.

Parcel 20, Steeple Street:

With the execution of the Parcel 20 lease, effective December 1, 2018, the lessee receives all rental income associated with the Steeple Street building and the Parcel 20 undeveloped land leased to Metropark pending its development.  At June 30, 2018 the Company had four tenants occupying 49 percent of the Steeple Street Building under short-term leases of five years or less at an annual rental of $95,000 and the Company reported as revenue tenant reimbursements for common area costs and real property taxes in the amount of $20,000 through June 30, 2018.

6.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities are as follows:

	June 30, 2019	December 31, 2018
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$365,000	$364,000
Insurance premiums and accrued leasing revenues	26,000	25,000
	391,000	389,000
Less deferred tax assets	(104,000)	(51,000)
	$287,000	$338,000

7.	Discontinued operations:

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

In accordance with the Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  Since 1994, the Company and its consultants have continued to worked with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation plan.  At December 31, 2017 the total accrual for the cost of remediation was $434,000.  In 2018, the Company incurred costs of $111,000 and increased the amount accrued by $167,000 resulting in a remediation liability of $490,000 at December 31, 2018.  Through June 30, 2019, the Company incurred costs of $43,000 which reduced the total accrual to $447,000. Based upon the current remediation plan, the amount accrued was increased by $358,000 resulting in a remediation liability of $805,000 at June 30, 2019.   Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.

The Sale Agreement also contains a cost sharing provision for the breasting dolphin whereby any variance from the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations.  In May 2018 the Company received notice from Sprague that Sprague had received bids for the breasting dolphin and that the cost of the Project was estimated at $1,923,284.  Sprague requested that the Company acknowledge that it was obligated to pay 50% of the cost in excess of $1,040,000, or $441,642. The Company replied that pursuant to the letter agreement between the Company and Sprague (the “Letter Agreement”) the Company’s obligation cannot exceed $104,000 assuming, among other things, that Sprague had been timely in securing bids for the breasting dolphin and the scope of the work as bid was consistent with the Letter Agreement. In April 2019, Sprague notified the Company that construction change orders to date were within the amount of the contract contingency originally included in the estimate of $1,923,284.  At June 30, 2019 construction is substantially complete.  The Company continues to assert that its obligation cannot exceed $104,000.

In February 2019 and 2018, the Company received 50 percent of the aforementioned escrow ($862,000 in each year), which amounts are included in gain (loss) on sale of discontinued operations, net of taxes. Interest income includes $23,000 related to these funds in 2019.

Gain (loss) on sale of discontinued operations for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Indemnification escrow proceeds	$-	$-	$862,000	$862,000
Environmental remediation expense	358,000	17,000	359,000	64,000
Gain (loss) from discontinued operations before income taxes	(358,000)	(17,000)	503,000	798,000
Income tax expense (benefit):
Current	(6,000)		186,000	182,000
Deferred	(91,000)	(1,000)	(86,000)	3,000
	(97,000)	(1,000)	100,000	185,000

Gain (loss) from discontinued operations, net of taxes	$(261,000)	$(16,000)	$403,000	$613,000

8.	Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash and cash equivalents, receivables and payables, approximate their respective book values because of their short-term nature.  The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

9.	Subsequent event:

At its July 30, 2019 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on August 16, 2019, payable August 30, 2019. On July 16, 2019, Capital Terminal Company was dissolved.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events.  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following:  the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases; the early termination of the Parcel 6C land lease; tenant default under one or more of the leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; and exposure to remediation costs associated with its former operation of the petroleum storage facility.  The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

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

Cash and cash commitments:

At June 30, 2019, the Company had cash and cash equivalents of $2,568,000.  The Company and its subsidiary each maintain a checking and money market account in two banks, all of which accounts are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

The contractual rent for Parcel 2 was adjusted in May 2018 by a cost of living adjustment as provided in the lease agreement resulting in monthly rent increase of $4,000.

Effective July 1, 2019, the Parcel 6A, 6B, and 6C leases provide for a cost of living adjustment of not less than 10%, the effect of which will be an aggregate monthly rent increase of $6,100.  The Parcel 3S lease provides for an appraisal adjustment on October 1, 2019.  Based on its assessment of current market conditions, the Company expects that the appraisal process will not result in a rent adjustment.

On February 10, 2017, the Company sold the Terminal to Sprague and received $19,794,000 from the sale after giving effect to escrows, a credit to Sprague for the cost of constructing a breasting dolphin adjacent to the Pier, and other customary closing costs.  Pursuant to the Sale Agreement and related documentation, the Company is required, at its expense, to secure an approved remediation plan and to remediate contamination caused by a 1994 leak in a 25,000 barrel storage tank at the Terminal.  See Note 7 to the condensed consolidated financial statements.  At December 31, 2018, the total accrual for the cost of remediation was $490,000.  During 2019, remediation costs of $43,000 were incurred which reduced the total accrual to $447,000 and was increased by $358,000 resulting an accrual of $805,000 at June 30, 2019.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s condensed consolidated statements of income and shareholders’ equity as income or expense from discontinued operations.

The Sale Agreement also contains a cost sharing provision for the breasting dolphin whereby any variance from the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations.  In May 2018 the Company received notice from Sprague that Sprague had received bids for the breasting dolphin and that the cost was estimated at $1,923,284.  Sprague requested that the Company acknowledge that it was obligated to pay 50% of the cost in excess of $1,040,000, or $441,642. The Company replied that pursuant to the letter agreement between the Company and Sprague (the “Letter Agreement”), the Company’s obligation cannot exceed $104,000 assuming, among other things, that Sprague had been timely in securing bids for the breasting dolphin and the scope of the work as bid was consistent with the Letter Agreement. Sprague notified the Company in mid-April that construction change orders to date were within the amount of the contract contingency amount originally included in the estimate of $1,923,284. At June 30, 2019, substantially all construction has been completed.  The Company continues to assert that its obligation cannot exceed $104,000.

The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended June 30, 2019 compared to three months ended June 30, 2018:

Leasing revenues increased $66,000 over the 2018 level.  Contingent rent on the billboards ($210,000) exceeded the 2018 amount by $110,000 which was offset by reductions due to the commencement of the Parcel 20 lease effective December 1, 2018 which transferred ownership of the Steeple Street Building to the lessee ($33,000) and a reduction in parking lease revenue associated with the Parcel 20 lease ($30,000). Interest income in 2019 is lower than 2019 due to lower interest rates on the money market accounts.

Operating expenses decreased $90,000 due principally to the elimination of operating costs associated with the Steeple Street building as a result of the Parcel 20 lease.

General and administrative expense decreased $181,000 principally due to reduced payroll and related costs as a result of one less employee and lower than expected healthcare costs ($60,000), reduced professional fees associated with development opportunities and professional services ($131,000) offset by increased office rent expense ($10,000).

Six months ended June 30, 2019 compared to six months ended June 30, 2018:

Leasing revenues increased $40,000 over the 2018 level due principally to greater contingent rent on the billboards and parking revenue in 2019 ($110,000 and $35,000, respectively), the ground lease of Parcel 20 ($13,000) and scheduled rent increases ($17,000) which was offset by reductions due to the commencement of the Parcel 20 lease effective December 1, 2018 which transferred ownership of the Steeple Street Building to the lessee ($69,000) and a reduction in parking lease revenue associated with the Parcel 20 lease ($57,000).

Operating expenses decreased $239,000 due principally to the elimination of operating costs associated with the Steeple Street building as a result of the Parcel 20 lease ($163,000) and a reduction in legal costs associated with the review of tenant compliance with insurance requirements provided in the long-term leases ($56,000).

General and administrative expense decreased $221,000 principally due to reduced payroll and related costs as a result of one less employee and lower than expected healthcare costs ($119,000), reduced professional fees associated with development opportunities and professional services ($147,000) offset by increased office rent expense ($21,000).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019, filed with the Securities and Exchange Commission on August 6, 2019, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018
(ii) Condensed Consolidated Statements of Income for the Three and Six Months ended June 30, 2019 and 2018
(iii) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2019 and 2018
(iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
Chairman and Principal Executive Officer

By	/s/ Susan R. Johnson
Susan R. Johnson
Treasurer and Principal Financial Officer

DATED: August 6, 2019