Form 10-Q
period 2019-09-30
CAPITAL PROPERTIES INC /RI/
filed 2019-11-04
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of September 30, 2019, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS

Properties and equipment (net of accumulated depreciation)	$6,874,000	$6,951,000
Cash and cash equivalents	2,559,000	1,147,000
Prepaid and other	183,000	297,000
Deferred income taxes associated with discontinued operations (Note 7)	169,000	132,000
	$9,785,000	$8,527,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$157,000	$224,000
Other	614,000	402,000
Income taxes payable	107,000	-
Deferred income taxes, net	271,000	338,000
Liabilities associated with discontinued operations (Note 7)	688,000	490,000
	1,837,000	1,454,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	7,100,000	6,225,000
	7,948,000	7,073,000
	$9,785,000	$8,527,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue and other income:
Leasing revenue	$1,170,000	$1,315,000	$3,860,000	$3,965,000
Other income, interest	7,000	30,000	47,000	72,000
	1,177,000	1,345,000	3,907,000	4,037,000
Expenses:
Operating	132,000	221,000	389,000	717,000
General and administrative	289,000	343,000	930,000	1,205,000
	421,000	564,000	1,319,000	1,922,000

Income from continuing operations before income taxes	756,000	781,000	2,588,000	2,115,000

Income tax expense (benefit):
Current	229,000	221,000	797,000	606,000
Deferred	(17,000)	(16,000)	(67,000)	(64,000)
	212,000	205,000	730,000	542,000

Income from continuing operations	544,000	576,000	1,858,000	1,573,000

Gain (loss) on sale of discontinued operations, net of taxes	-	(14,000)	403,000	599,000

Net income	544,000	562,000	2,261,000	2,172,000

Retained earnings, beginning	7,018,000	12,448,000	6,225,000	11,762,000
Dividends on common stock ($.07 per share)
based upon 6,599,912 shares outstanding	(462,000)	(462,000)	(1,386,000)	(1,386,000)
Retained earnings, ending	7,100,000	12,548,000	7,100,000	12,548,000
Class A common stock	66,000	66,000	66,000	66,000
Capital in excess of par	782,000	782,000	782,000	782,000
Shareholders' equity, ending	$7,948,000	$13,396,000	$7,948,000	$13,396,000

Basic income (loss) per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.08	$0.09	$0.28	$0.24
Discontinued operations	-	-	0.06	0.09
Total basic income per common share	$0.08	$0.09	$0.34	$0.33

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$1,858,000	$1,573,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	77,000	138,000
Deferred income taxes	(67,000)	(64,000)
Income taxes payable	107,000	18,000
Other, net changes in prepaids, property tax payable and other	186,000	85,000
Net cash provided by operating activities, continuing operations	2,161,000	1,750,000

Cash flows from investing activities:
Continuing operations:
Purchase of investments		(2,025,000)
Deposit liability, Parcel 20	73,000
Discontinued operations:
Sale of assets	862,000	862,000
Net cash used to settle obligations	(298,000)	(331,000)
Net cash provided by (used in) investing activities	637,000	(1,494,000)

Cash flows from financing activities, payment of dividends	(1,386,000)	(1,386,000)

Increase (decrease) in cash and cash equivalents	1,412,000	(1,130,000)
Cash and cash equivalents, beginning	1,147,000	5,202,000
Cash and cash equivalents, ending	$2,559,000	$4,072,000

Supplemental disclosures:
Cash paid for:
Income taxes:
Continuing operations	$505,000	$548,000
Discontinued operations, sale of assets	198,000	198,000
	$703,000	$746,000

Non-cash transaction:
In March 2019, the Company wrote-off office equipment with a cost of $28,000 and accumulated depreciation of $25,000.

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements.  The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K for the year ended December 31, 2018. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2019 and the results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018.

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

Reclassification of Prior Period Presentation:

The loss from discontinued operations, net of taxes for prior periods has been reclassified for consistency purposes and is now included in gain (loss) on sale of discontinued operations, net of taxes. This reclassification had no effect on reported net income. On the condensed consolidated statements of cash flows, this change increased net cash provided by operating activities and increased net cash used in investing activities by $331,000 for the nine months ended September 30, 2018.

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

4.	Properties and equipment:

Properties and equipment consist of the following:

	September 30, 2019	December 31, 2018
Properties on lease or held for lease, land and land improvements	$4,010,000	$4,010,000
Office equipment	67,000	95,000
Steeple Street property, net (see Note 5)	2,947,000	3,011,000
	7,024,000	7,116,000
Less accumulated depreciation:
Properties on lease or held for lease	85,000	79,000
Office equipment	65,000	86,000
	150,000	165,000
	$6,874,000	$6,951,000

5.	Description of leasing arrangements:

Long-term land leases:

As of September 30, 2019, the Company had entered into ten long-term land leases.  Eight of the ten parcels have completed construction of improvements thereon.

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

The Restated Lease for Parcel 20, as it relates specifically to the Steeple Street Building, was accounted for as a sales-type lease due to the transfer of the Steeple Street Building to the lessee.  The land directly under the Steeple Street Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the lessee is insufficient to recognize the transaction as a sale, in accordance with ASC 360-20 the Company will report the acquisition period rent and an allocable portion of the ground rent collected as a deposit liability, which is included in other liabilities, on its condensed consolidated balance sheets and will continue to include the property transferred in properties and equipment until the transaction can be reported as a sale in accordance with GAAP.  The fair value of the property transferred was determined under a present value technique using the rental payments to be made under the lease (significant other observable inputs [Level 2] as defined by GAAP).  As the carrying value of the property transferred to the lessee exceeds its fair value, the Company recognized an impairment loss of $1,832,000 as of December 31, 2018.  The long-term ground lease of the land on Parcel 20 (exclusive of the Steeple Street Building) is accounted for as an operating lease, consistent with the Company’s other long-term ground leases.

Under the ten land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and must pay real property taxes assessed on land and improvements under these arrangements.  Accordingly, with the exception of Parcel 20 through December 1, 2018, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying condensed consolidated statements of income and shareholders’ equity.  Real property taxes attributable to the Company’s land under these leases totaled $341,000 and $1,023,000 for the three and nine months ended September 30, 2019 and $309,000 and $924,000 for the three and nine months ended September 30, 2018.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $24,000 and $87,000 for the three and nine months ended September 30, 2019, and $28,000 and $82,000 for the three and nine months ended September 30, 2018.

With respect to Parcel 6C, lessee has the right to terminate its lease at any time during the remaining term of the lease upon thirty days’ notice.  To date, no notice of termination has been received by the Company.  The current annual rent on Parcel 6C is $220,000 and annual real estate taxes paid by the lessee equals $311,000.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1 (each 12-month period a “Lease Year”), Lamar must pay to the Company within thirty days after the close of the Lease Year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period (“percentage rent”).  For the lease year ended May 31, 2019, the percentage rent originally paid totaled $210,000 and was included in leasing revenue for the three and six months ended June 30, 2019.  In September 2019, it was determined that the percentage rent was overpaid by $77,000.  The Company reflected the overpayment as a reduction in leasing revenue on the accompanying condensed consolidated statements of income and shareholders’ equity for three and nine months ended September 30, 2019.  For the lease year ended May 31, 2018, the percentage rent totaled $119,000.

Parking lease:

The Company leases the undeveloped parcels of land in the Capital Center area and, through December 1, 2018 the undeveloped Parcel 20 land, for public parking purposes to Metropark under a ten year lease.    The lease is cancellable as to all or any portion of the leased premises at any time on thirty day’s written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.  The parking lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent) which totaled $24,000 and $95,000 for the three and nine months ended September 30, 2019 (inclusive of an additional $23,000 in 2019 for contingent rent in excess of the 2018 estimate), and $18,000 and $54,000 for the three and nine months ended September 30, 2018.

Parcel 20, Steeple Street:

With the execution of the Parcel 20 lease, effective December 1, 2018, the lessee receives all rental income associated with the Steeple Street building and the Parcel 20 undeveloped land leased to Metropark pending its development.  At September 30, 2018 the Company had three tenants occupying 44 percent of the Steeple Street Building under short-term leases of five years or less at an annual rental of $82,000 and the Company reported as revenue tenant reimbursements for common area costs and real property taxes in the amount of $25,000 through September 30, 2018.

6.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities are as follows:

	September 30, 2019	December 31, 2018
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$365,000	$364,000
Insurance premiums and accrued leasing revenues	21,000	25,000
	386,000	389,000
Less deferred tax assets	(115,000)	(51,000)
	$271,000	$338,000

7.	Discontinued operations:

On February 10, 2017 the Company sold the Terminal to Sprague for $23 Million subject to certain adjustments. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the Terminal is accounted for as a discontinued operation.  The liabilities associated with the discontinued operations are separately identified on the Company’s condensed consolidated balance sheets.  These liabilities were not assumed by Sprague and remain obligations of the Company until settled.  The Petroleum Segment discontinued operations is reported in gain (loss) on sale of discontinued operations, net of tax.

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

In accordance with the Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  Since 1994, the Company and its consultants have continued to worked with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation plan.  At December 31, 2017 the total accrual for the cost of remediation was $434,000.  In 2018, the Company incurred costs of $111,000 and increased the amount accrued by $167,000 resulting in a remediation liability of $490,000 at December 31, 2018.  Based upon the current remediation plan, the amount accrued was increased by $358,000 at June 30, 2019.  The Company incurred costs of $43,000 and $117,000 during the quarters ended June 30, 2019 and September 30, 2019, respectively, resulting in a remediation liability $688,000 at September 30, 2019.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.

The Sale Agreement also contains a cost sharing provision for the breasting dolphin whereby any variance from the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations.  In May 2018 the Company received notice from Sprague that Sprague had received bids for the breasting dolphin and that the cost of the construction was estimated at $1,923,284.  Sprague requested that the Company acknowledge that it was obligated to pay 50% of the cost in excess of $1,040,000, or $441,642. The Company replied that pursuant to the letter agreement between the Company and Sprague (the “Letter Agreement”) the Company’s obligation cannot exceed $104,000 assuming, among other things, that Sprague had been timely in securing bids for the breasting dolphin and the scope of the work as bid was consistent with the Letter Agreement. In April 2019, Sprague notified the Company that construction change orders to date were within the amount of the contract contingency originally included in the estimate of $1,923,284.  At June 30, 2019 construction is substantially complete.  The Company continues to assert that its obligation cannot exceed $104,000.

In February 2019 and 2018, the Company received 50 percent of the aforementioned escrow ($862,000 in each year), which amounts are included in gain (loss) on sale of discontinued operations, net of taxes. Interest income includes $23,000 related to these funds in 2019.

Gain (loss) on sale of discontinued operations for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Indemnification escrow proceeds	$-	$-	$862,000	$862,000
Environmental remediation expense	-	21,000	359,000	85,000
Gain (loss) from discontinued operations before income taxes	-	(21,000)	503,000	777,000
Income tax expense (benefit):
Current	(49,000)	(7,000)	137,000	175,000
Deferred	49,000		(37,000)	3,000
	-	(7,000)	100,000	178,000

Gain (loss) from discontinued operations, net of taxes	$-	$(14,000)	$403,000	$599,000

8.	Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash and cash equivalents, receivables and payables, approximate their respective book values because of their short-term nature.  The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

9.	Subsequent event:

At its October 29, 2019 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on November 15, 2019, payable November 29, 2019.

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

Cash and cash commitments:

At September 30, 2019, the Company had cash and cash equivalents of $2,559,000.  The Company and its subsidiary each maintain a checking and money market account in two banks, all of which accounts are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

The contractual rent for Parcel 2 was adjusted in May 2018 by a cost of living adjustment as provided in the lease agreement resulting in monthly rent increase of $4,000.

Effective July 1, 2019, the Parcel 6A, 6B, and 6C leases provide for a cost of living adjustment of not less than 10%, the effect of which will be an aggregate monthly rent increase of $6,100.  The Parcel 3S lease provides for an appraisal adjustment on October 1, 2019.  Based on an appraisal performed in 2019, there will be no rent adjustment associated with the Parcel 3S lease.

On February 10, 2017, the Company sold the Terminal to Sprague and received $19,794,000 from the sale after giving effect to escrows, a credit to Sprague for the cost of constructing a breasting dolphin adjacent to the Pier, and other customary closing costs.  Pursuant to the Sale Agreement and related documentation, the Company is required, at its expense, to secure an approved remediation plan and to remediate contamination caused by a 1994 leak in a 25,000 barrel storage tank at the Terminal.  See Note 7 to the condensed consolidated financial statements.  At December 31, 2018, the total accrual for the cost of remediation was $490,000.  During the first nine months of 2019, remediation costs of $160,000 were incurred which reduced the total accrual to $330,000.  Based on revised remediation cost estimates the remediation accrual was increased by $358,000 resulting in an accrual of $688,000 at September 30, 2019.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s condensed consolidated statements of income and shareholders’ equity as income or expense from discontinued operations.

The Sale Agreement also contains a cost sharing provision for the breasting dolphin whereby any variance from the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations.  In May 2018 the Company received notice from Sprague that Sprague had received bids for the breasting dolphin and that the cost was estimated at $1,923,284.  Sprague requested that the Company acknowledge that it was obligated to pay 50% of the cost in excess of $1,040,000, or $441,642. The Company replied that pursuant to the letter agreement between the Company and Sprague (the “Letter Agreement”), the Company’s obligation cannot exceed $104,000 assuming, among other things, that Sprague had been timely in securing bids for the breasting dolphin and the scope of the work as bid was consistent with the Letter Agreement. Sprague notified the Company in mid-April that construction change orders to date were within the amount of the contract contingency amount originally included in the estimate of $1,923,284. At September 30, 2019 construction has been completed.  The Company continues to assert that its obligation cannot exceed $104,000.

The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended September 30, 2019 compared to three months ended September 30, 2018:

Leasing revenues decreased $145,000 from the 2018 level.  The decrease is attributable to a $96,000 decrease in contingent rent on the billboards, $77,000 of which relates the overpayment for the lease year ending May 31, 2019, a decrease of $82,000 due to the commencement of the Parcel 20 lease effective December 1, 2018 offset by scheduled rent increases and the Parcel 20 ground lease rent ($33,000). Interest income in 2019 is lower than in 2018 due to lower interest rates on and balances in the money market and certificate of deposit accounts.

Operating expenses decreased $89,000 due principally to the elimination of operating costs associated with the Steeple Street building as a result of the Parcel 20 lease.

General and administrative expense decreased $54,000 principally due to reduced payroll and related costs as a result of one less employee ($57,000), reduced professional fees associated with development opportunities and professional services ($26,000) offset by increased office rent expense ($19,000) and various other net expenses ($10,000).

Environmental remediation costs of $21,000 reduced the gain on sale of discontinued operations for the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018:

Leasing revenues decreased $105,000 over the 2018 level due to the commencement of the Parcel 20 lease effective December 1, 2018 whereby the lessee took possession of Parcel 20 and was conveyed ownership of the Steeple Street Building ($238,000) offset by greater contingent rent on the billboards and parking revenue in 2019 ($14,000 and $41,000, respectively) and the ground lease of Parcel 20 and scheduled rent increases ($78,000).

Operating expenses decreased $328,000 due principally to the elimination of operating costs associated with the Steeple Street building as a result of the Parcel 20 lease ($276,000) and a reduction in legal costs associated with the review of tenant compliance with insurance requirements provided in the long-term leases ($56,000).

General and administrative expense decreased $275,000 principally due to reduced payroll and related costs as a result of one less employee and lower healthcare costs ($175,000), reduced professional fees associated with development opportunities and professional services ($158,000) offset by increased office rent expense ($41,000) and various other net expenses ($17,000).

Environmental remediation costs of $1,000 and an increased remediation accrual of $358,000 reduced the gain on sale of discontinued operations for the nine months ended September 30, 2019.  For the nine months ended September 30, 2018, remediation costs of $85,000 reduced the gain on sale of discontinued operations.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2019, filed with the Securities and Exchange Commission on November 4, 2019, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018
(ii) Condensed Consolidated Statements of Income and Shareholders’ Equity for the Three and Nine Months ended September 30, 2019 and 2018
(iii) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2019 and 2018
(iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
Chairman and Principal Executive Officer

By	/s/ Susan R. Johnson
Susan R. Johnson
Treasurer and Principal Financial Officer

DATED: November 4, 2019