Form 10-K
period 2019-12-31
CAPITAL PROPERTIES INC /RI/
filed 2020-03-06
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-08499

CAPITAL PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Rhode Island	05-0386287
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	identification No.)

5 Steeple Street, Unit 303
Providence, Rhode Island	02903
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (401) 435-7171

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A Common Stock, $.01 par value	CPTP	OTCQX

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of the "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $27,900,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws).  The Company has no outstanding non-voting common equity.

As of March 2, 2020, the Company had 6,599,912 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on April 28, 2020, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

Segments

Prior to February 10, 2017, the Company operated in two segments: leasing and petroleum storage.  On February 10, 2017, the company sold its petroleum storage facility and related assets (the “Terminal”) owned or controlled by the Company’s subsidiaries, Capital Terminal Company and Dunellen, LLC to Sprague Operating Resources, LLC (“Sprague”).  The sale of the Terminal (“Terminal Sales Agreement”) results in the segment being classified as discontinued operations for all periods presented.  See Note 7 to the Consolidated Financial Statements.  With the sale of the Terminal, the Board of Directors determined that there was no longer a need to maintain Capital Terminal Company and Dunellen, LLC and at its April 24, 2018 regularly scheduled Board meeting, it voted to liquidate and dissolve these two companies.  The companies were dissolved on July 16, 2019.

As a result of the sale of the Terminal, the Company’s operations are limited to leasing its real estate interests.

Leasing Business

Capital Center Area

The Company’s principal business is the leasing of Company-owned land in Capital Center (“Capital Center”) in downtown Providence, Rhode Island under long-term ground leases as well as Parcel 20 which is adjacent to Capital Center.  (Hereinafter, the land in Capital Center and Parcel 20 are referred to as parcels within the “Capital Center Area”).  The Company owns approximately 18 acres in the Capital Center consisting of 13 individual parcels. The Capital Center (approximately 77 acres of land) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (“Amtrak”) and the Company during the 1980’s in which two rivers, the Moshassuck and the Woonasquatucket, were moved, Amtrak’s Northeast Corridor rail line was relocated, a new Amtrak/commuter railroad station was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area.

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

The Company first began offering parcels for lease in the Capital Center Area in the late 1980’s.  As of December 31, 2019, ten parcels within the Capital Center Area have been leased by the Company under long-term leases of 99 years or more.  Of the ten parcels, eight have improvements constructed thereon or under construction as follows:

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

On September 28, 2017, the Company entered into a long- term ground lease for Parcel 20. Under the terms of the ground lease, until the lessee took possession, the Company received all rents from existing tenants and paid all expenses with respect to Parcel 20. On May 14, 2018 the Company and the lessee entered into an Amended and Restated Ground Lease. The lessee took possession of Parcel 20 on December 1, 2018 and the Company conveyed title to the Steeple Street Building to the lessee.  In addition to the ground lease rent, for 360 months following December 1, 2018, the lessee will pay acquisition period rent consisting of monthly payments $7,471 for the first thirty-six months and monthly payments thereafter of $8,488 plus an amount equal to 1/12th of the product of (a) 5.5% and (b) the difference between (x) $2,750,000 and (y) the aggregate of the prior monthly payments of $8,488.  The Amended and Restated Ground Lease is a triple net lease.

The Amended and Restated Ground Lease for Parcel 20, as it relates specifically to the Steeple Street Building and the land underneath the building, was accounted for as a sales-type lease due to the transfer of title to the Steeple Street Building to the lessee.  The land directly under the Steeple Street Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the lessee is insufficient to recognize the transaction as a sale, in accordance with ASC 360-20 the Company will report the acquisition period rent and an allocable portion of the ground rent collected as deferred revenue on its consolidated balance sheet and will continue to include the property transferred in properties and equipment until the transaction can be reported as a sale in accordance with accounting principles generally accepted in the United States (“GAAP”).  As the carrying value of the property transferred to the lessee exceeded its fair value, the Company recognized an impairment loss of $1,832,000 as of December 31, 2018.  The long-term ground lease of the land on Parcel 20 (exclusive of the Steeple Street Building) is accounted for as an operating lease, consistent with the Company’s other long-term ground leases.

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

The lease with Lamar provides, among other things, for the following:  (1) the base rent increases annually at the rate of 2.75% for each leased billboard location commencing June 1, 2006; and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) the base monthly rent for each leased billboard for such 12-month period.  The Lamar lease contains other terms and conditions customary to such instruments.

A summary of the long-term leases which have commenced is as follows:

Parcels in Capital Center Area
Parcel Number	Description of Usage	Initial Term of Lease (Years)	Termination Date	Options to Extend Lease	Current Annual Contractual Rent	Contingent Rent	Next Periodic Rent Adjustment	Annual Rent After Next Adjustment or Type of Next Adjustment
2	Residential/Office	103	2108	Two 75-Year	$503,000	None	2023	Cost-of-living Adjustment

3S	Office	99	2087	None	$618,000	None	2024	$788,000

5	Residential	149	2142	None	$540,000	1% Gross Revenue	2033	Appraisal

6A	Residential	99	2107	Two 50-Year	$334,000	None	2024	$404,000

6B	Residential	99	2107	Two 50-Year	$195,000	None	2024	$235,000

6C	Undeveloped	99*	2107	Two 50-Year	$200,000	None	2024	$242,000

7A	Garage	99	2104	Two 75-Year	$153,000	None	2022	Cost-of-living Adjustment

8	Office	99	2090	None	$290,000	1% Gross Revenue	2020	Appraisal

9	Office	149	2153	None	$378,000	None	2021	$397,000

20	Office/Planned Residential	99	2117	Five 10-Year	$33,330	None	2020	$66,600

Billboard Lease
NA	Billboard	39	2045	See Billboard Lease above	$950,000	See Billboard Lease above	2020	$976,000

*	Cancellable. See Note 5 to the Consolidated Financial Statements.

Major tenants:

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s leasing revenues for the years ended December 31, 2019 and 2018:

	2019	2018
Lamar Outdoor Advertising, LLC	$1,073,000	$1,034,000
Metropark, LTD	643,000	697,000
One Citizens Plaza Holdings, LLC/Radix LLC	618,000	618,000
AvalonBay Communities, Inc.	623,000	615,000
	$2,957,000	$2,964,000

Competition

The Company competes for tenants with other owners of undeveloped real property in downtown Providence.  The Company maintains no listing of other competitive properties and will not engage in a competitive bid arrangement with proposed developers.  The Company’s refusal to sell the land that it owns may restrict the number of interested developers.

Employees

As of December 31, 2019, the Company has three employees.

Environmental

In 1994, a leak was discovered in a storage tank at the Terminal which allowed the escape of a small amount of fuel oil.  Since that time, the Company and its consultants have continued to work with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation plan.  Pursuant to the Sale Agreement with Sprague and related documentation, the Company is required to secure an approved remediation plan and to remediate this contaminated site at its expense.  In 2018, the Company incurred costs of $62,000 and increased the amount accrued by $118,000 resulting in a remediation liability of $490,000.  In February 2020, the Company filed a revised Remediation Action Work Plan (“RAWP”) with RIDEM to describe the technical details associated with the preferred remedial activities and to update the 2018 RAWP.  In 2019 the Company incurred costs of $293,000 and, as a result of the remedial activities included in the 2020 RAWP, the accrual was increased by $846,000 primarily due to design changes necessary to meet the requirements of applicable life safety codes resulting in an environmental remediation liability of $1,043,000.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.

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

	Trading Prices		Dividends
	High	Low	Declared
2019
1st Quarter	$15.43	$13.91	$0.07
2nd Quarter	16.49	13.50	0.07
3rd Quarter	16.10	13.57	0.07
4th Quarter	16.35	15.00	0.24	*

2018
1st Quarter	$14.35	$13.20	$-
2nd Quarter	16.00	14.15	0.07
3rd Quarter	16.20	15.00	0.07
4th Quarter	16.40	14.75	0.82	*

* Includes Special Dividend of $0.17 and $0.75 in 2019 and 2018, respectively.

At March 2, 2020, there were 361 holders of record of the Company’s Class A Common Stock.

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

Through December 31, 2019, the receivable on this lease has grown to $25,055,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is still 26 years away.

In 2004, a second such lease commenced with an original term of 149 years and provides for fixed minimum percentage increases at specified intervals (as well as reappraisal increases).  For this lease, the contractual amount paid by the tenant will not exceed the calculated straight-line amount until the 87th year of the lease.  Through December 31, 2019, the receivable on this lease is $35,035,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 78 years away.

In 2006, the Company entered into an Amended and Restated Agreement of Lease with Lamar which provides for fixed percentage increases annually.  In 2013, the lease was extended to 2045 following the conversion of billboards at two locations to electronic boards, as required by the lease. For this lease, the contractual amount paid by Lamar will not exceed the calculated straight-line amount until the 23rd year of the extended lease.  Through December 31, 2019, the receivable on this lease is $3,288,000 (cumulative excess of straight-line over contractual rentals) and management has not been able to conclude that any portion is collectible as the turnaround date is 11 years away.

Accordingly, the Company has not reported any portion of these amounts as leasing revenue in its consolidated financial statements and does not anticipate that it can reach such a conclusion until the turnaround dates are closer.

Although the Company’s other long-term land leases provide for scheduled rent increases, the provisions of the leases are such that certain future dollar amounts could not be calculated either at the time of the commencement of the lease or now, as such amounts are based on factors that are not presently known, i.e., future cost-of-living adjustments or future appraised values.  Through December 31, 2019, the receivable on these leases is $17,837,000 and management has not been able to conclude that any portion is collectible as the turnaround dates are approximately 41 years away.

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

The new standard was effective for the Company on January 1, 2019.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.   An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented as its date of initial application.  The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application.

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

Cash and cash commitments:

At December 31, 2019, the Company had cash and cash equivalents of $1,262,000.  At December 31, 2019 and 2018, cash equivalents consist of money market accounts totaling $1,039,000 and $1,048,000, respectively.  The Company and its subsidiary each maintain checking and money market accounts in two financial institutions, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

Under the terms of each applicable long-term land lease, the contractual rent was increased as follows:

Parcel Number	Monthly Increase	Effective Date of Increase	Type of Adjustment
Parcel 2	$4,000	May 2018	Cost-of-living
Parcels 6A, 6B and 6C	$6,100	July 2019	10%
Parcel 3S	$0	October 2019	2019 Appraisal resulted in no rent increase

With the execution of the Parcel 20 lease, the Steeple Street Building was transferred to the lessee on December 1, 2018.  Accordingly, the Company no longer derives the benefits from or expenses associated with Parcel 20.

Pursuant to the Terminal Sale Agreement, $1,724,000 of the Sale Price was placed in an escrow to secure the Company’s indemnity obligations. In February 2019 and 2018 the Company received 50% of the aforementioned escrow ($862,000) in each year.

Pursuant to the Terminal Sale Agreement and related documentation, the Company is required, at its expense, to secure an approved remediation plan and to remediate contamination caused by a 1994 leak in a 25,000 barrel storage tank at the Terminal.  See Note 7, “Discontinued operations and environmental incident” in the accompanying Consolidated Financial Statements. The Company submitted its final remediation plan to the Rhode Island Department of Environmental Management (RIDEM) in June 2018 and a response to RIDEM comments was submitted in November 2018.  In February 2020, the Company filed a revised Remediation Action Work Plan (“RAWP”) with RIDEM to describe the technical details associated with the preferred remedial activities and to update the 2018 RAWP. At December 31, 2019, the Company’s accrual for the cost of remediation was increased to $1,043,000.

In 2019, the Company declared and paid dividends of $2,970,000 or $0.45 per share which included a special dividend of $0.17 per share.  The special dividend resulted from the Board of Director’s determination that the Company had cash on hand in excess of the amount needed to meet normal operating and capital requirements.

The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018:

Continuing operations:

Revenue, leasing from continuing operations decreased $125,000 from 2018 due principally to a decrease in rent associated with the transfer of the Steeple Street building and land leased for parking purposes to the lessee of Parcel 20 effective December 1, 2018 ($297,000) offset by scheduled rent increases ($108,000), and an increase in contingent rent from both Lamar and applicable long-term leases ($64,000).  Interest income in 2019 is lower than 2018 due to lower interest rates on and amounts in money market accounts.

Operating expenses decreased $427,000 due principally to: elimination of operating costs associated with the Steeple Street building as a result of the Parcel 20 lease ($344,000), reduced legal costs incurred in connection with the review of tenant compliance with the insurance requirements provided in the Company’s long-term land leases ($62,000) and legal costs related to lease matters ($37,000) offset by an increase in various other expenses ($16,000).

General and administrative expense decreased $381,000 due principally to payroll and payroll related costs as a result of one less employee and lower heath health care costs ($235,000), reduced professional fees associated with development opportunities and strategic initiatives ($240,000),  reduced professional fees related to accounting ($24,000) offset by a cost-of-living increase in all salaries effective January 2019 ($19,000), increased office rent expense ($35,000) and insurance costs ($34,000) and a net increase in various other expenses ($30,000).

Discontinued operations:

For both 2019 and 2018, the gain from the sale of the Terminal ($862,000 in each year) was reduced by operating expenses that represent legal and professional fees associated with environmental remediation costs associated with a 1994 storage tank leak totaling $846,000 and $167,000, respectively.

Item 8.  Financial Statements and Supplementary Data

CAPITAL PROPERTIES, INC. AND SUSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Capital Properties, Inc.

Providence, Rhode Island

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income and retained earnings, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Westborough, Massachusetts

March 6, 2020

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS

Properties and equipment (net of accumulated depreciation) (Note 3)	$6,849,000	$6,951,000
Cash and cash equivalents	1,262,000	1,147,000
Prepaid and other	206,000	297,000
Deferred income taxes, discontinued operations	282,000	132,000
	$8,599,000	$8,527,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$157,000	$224,000
Other	504,000	402,000
Deferred income taxes, net	310,000	338,000
Environmental remediation accrual, discontinued operations (Note 7)	1,043,000	490,000
	2,014,000	1,454,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	5,737,000	6,225,000
	6,585,000	7,073,000
	$8,599,000	$8,527,000

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	December 31,
	2019	2018
Revenue and other income:
Revenue, leasing	$5,113,000	$5,238,000
Other income, interest	56,000	94,000
	5,169,000	5,332,000
Expenses:
Operating	514,000	941,000
General and administrative	1,270,000	1,651,000
Impairment loss (Note 5)	-	1,832,000
	1,784,000	4,424,000

Income from continuing operations before income taxes	3,385,000	908,000

Income tax expense (benefit):
Current	979,000	657,000
Deferred	(28,000)	(465,000)
	951,000	192,000

Income from continuing operations	2,434,000	716,000

Gain on sale of discontinued operations, net of taxes (Note 7)	48,000	545,000

Net income	2,482,000	1,261,000

Retained earnings, beginning	6,225,000	11,762,000
Dividends on common stock based upon 6,599,912 shares outstanding	(2,970,000)	(6,798,000)
Retained earnings, ending	$5,737,000	$6,225,000

Basic income per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.37	$0.11
Discontinued operations	0.01	0.08
Total basic income per common share	$0.38	$0.19

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2019	2018
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$2,434,000	$716,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	102,000	170,000
Deferred income taxes	(28,000)	(465,000)
Impairment loss	-	1,832,000
Changes in assets and liabilities:
Prepaid and other	91,000	137,000
Property taxes and other	(62,000)	(169,000)
Net cash provided by operating activities, continuing operations	2,537,000	2,221,000

Cash flows from investing activities:
Continuing operations:
Purchase of investments	-	(2,025,000)
Proceeds from:
Sale of investments	-	2,025,000
Deferred revenue, Parcel 20	97,000	-
	97,000	—
Discontinued operations:
Proceeds from sale of assets	862,000	862,000
Net cash used to settle obligations	(411,000)	(340,000)
	451,000	522,000
Net cash provided by investing activities	548,000	522,000

Cash flows from financing activities:
Payment of dividends	(2,970,000)	(7,260,000)
Funds provided by agent	-	462,000
	(2,970,000)	(6,798,000)

Increase (decrease) in cash and cash equivalents	115,000	(4,055,000)
Cash and cash equivalents, beginning	1,147,000	5,202,000
Cash and cash equivalents, ending	$1,262,000	$1,147,000

Supplemental disclosures:
Cash paid for:
Income taxes:
Continuing operations	$867,000	$652,000
Discontinued operations, sale of assets	118,000	198,000
	$985,000	$850,000

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

1.	Description of business:

Capital Properties, Inc. and its wholly-owned subsidiaries, Tri-State Displays, Inc., Capital Terminal Company and Dunellen, LLC (collectively referred to as “the Company”) for many years operated in two segments, leasing and petroleum storage. On February 10, 2017, the Company sold its petroleum storage facility and related assets (the “Terminal”) owned or controlled by the Company’s subsidiaries, Capital Terminal Company and Dunellen, LLC to Sprague Operating Resources, LLC (“Sprague”).  The sale of the Terminal results in the segment being classified as discontinued operations for all periods presented.  See Note 7 to the Consolidated Financial Statements.  With the sale of the Terminal, the Board of Directors determined that there was no longer a need to maintain Capital Terminal Company and Dunellen, LLC and at its April 24, 2018 regularly scheduled Board meeting, it voted to liquidate and dissolve these two companies.  The companies were dissolved on July 16, 2019.

As a result of the sale of the Terminal, the Company’s operations consist of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of the parking garage and Parcel 6C), the leasing of a portion of its previously owned building (“Steeple Street Building”) under short-term leasing arrangements through December 1, 2018 and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon.  The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases.  Pending this development, the Company leases these parcels for public parking to Metropark, Ltd.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents include money market accounts totaling $1,039,000 and $1,048,000, at December 31, 2019 and 2018, respectively. The Company and its subsidiary each maintain a checking and money market account in two banks, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company has not experienced any losses in such accounts.

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

Certain of the Company’s long-term leases (land and billboard) provide for presently known scheduled rent increases over the remaining terms (25 to 135 years).  The Company follows GAAP in accounting for leases by recognizing leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as revenue that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the length of the lease terms and other related uncertainties.

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

Recently adopted accounting pronouncements:

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

The new standard was effective for the company on January 1, 2019.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.  An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented as its date of initial application.  The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of practical expedients in transition.  The Company elected the “package of practical expedients”, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs.   While our existing leases will continue to be classified as operating leases in accordance with the package of practical expedients, leases that commence on or after the effective date of the new standard may be classified as sales-type leases under the new standard.  The adoption of the new lease standard did not have a significant impact on our leasing activities.  For additional information on the Company’s leases, see Note 5.

The Company also elected the land easement practical expedient which allows the Company to not assess whether all existing land easements that were not previously accounted for under Topic 840 are or contain a lease under Topic 842.

Recently issued accounting pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The Company will adopt the new standard effective January 1, 2023.  The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company will adopt the new standard effective January 1, 2020 and does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

Reclassification of Prior Period Presentation:

The loss from discontinued operations, net of taxes for 2018 has been reclassified for consistency purposes on the statement of cash flows.  This change increased net cash provided by operating activities and decreased net cash provided by investing activities by $340,000.

3.	Properties and equipment:

Properties and equipment consist of the following:

	Estimated Useful	December 31,
	Life in Years	2019	2018

Land and land improvements on lease or held for lease		$4,010,000	$4,010,000
Office equipment	5-10	67,000	95,000
Steeple Street property under contract (Note 5), net	30	2,925,000	3,011,000
		7,002,000	7,116,000
Less accumulated depreciation:
Land improvements on lease or held for lease		87,000	79,000
Office equipment		66,000	86,000
		153,000	165,000
		$6,849,000	$6,951,000
4.	Labilities, other:

Liabilities, other consist of the following:

	December 31,
	2019	2018
Accrued payroll and related costs	$111,000	$121,000
Accrued professional fees	149,000	157,000
Deposits and prepaid rent	119,000	110,000
Deferred revenue, Parcel 20	97,000	-
Other	28,000	14,000
	$504,000	$402,000

5.	Description of leasing arrangements:

Long-term land leases:

As of December 31, 2019, the Company had entered into ten long-term land leases.  The various tenants have completed construction of improvements on eight of the parcels.

On September 28, 2017 the Company entered into a long-term ground lease of Parcel 20.  Under the terms of the ground lease until the lessee took possession, the Company received all rents from existing tenants and paid all expenses with respect to Parcel 20. On May 14, 2018 the Company and the lessee entered into an Amended and Restated Ground Lease. The lessee took possession of Parcel 20 on December 1, 2018 and the Company conveyed title to the existing building. In addition to the ground lease rent, for 360 months following December 1, 2018, the lessee will pay acquisition period rent consisting of monthly payments $7,471 for the first thirty-six months and monthly payments thereafter of $8,488 plus an amount equal to 1/12th of the product of (a) 5.5% and (b) the difference between (x) $2,750,000 and (y) the aggregate of the prior monthly payments of $8,488.  The Amended and Restated Ground Lease is a triple net lease.

The Amended and Restated Ground Lease for Parcel 20, as it relates specifically to the Steeple Street Building, was accounted for as a sales-type lease due to the transfer of the Steeple Street Building to the lessee.  The land directly under the Steeple Street Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the lessee is insufficient to recognize the transaction as a sale, in accordance with ASC 360-20, the Company will report the acquisition period rent and an allocable portion of the ground rent collected as deferred revenue on its consolidated balance sheet and will continue to include the property transferred in properties and equipment until such time that the Company determines that the lessee’s investment is sufficient or payments can be reasonably assured, at which time the sale will be recognized in accordance with GAAP. The fair value of the property was determined under a present value technique using the rental payments to be made under the lease (significant other observable inputs (Level 2) as defined by GAAP).  As the carrying value of the property transferred to the lessee exceeds its fair value, the Company has recognized an impairment loss of $1,832,000 as of December 31, 2018, which amount is included in expenses on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2018. The long-term ground lease of the land on Parcel 20 (exclusive of the Steeple Street Building) is accounted for as an operating lease, consistent with the Company’s other long-term ground leases.

Minimum future contractual rental payments to be received from the sales-type lease on Parcel 20 as of December 31, 2019 are:

Year ending December 31,
2020	$110,000
2021	128,000
2022	281,000
2023	275,000
2024	270,000
2025 - 2153	5,060,000
$6,124,000

Under the ten land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements.  Accordingly, with the exception of Parcel 20 through December 1, 2018, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. For the years ended December 31, 2019 and 2018, the real property taxes attributable to the Company’s land under leases were $1,302,000 and $1,230,000, respectively.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $119,000 and $109,000 for the years ended December 31, 2019 and 2018, respectively.

With respect to Parcel 6C lease, the lessee has the right to terminate its lease at any time during the remaining term of that lease upon thirty days’ notice.  To date, no notice of termination has been received by the Company.  The current annual rents on Parcel 6C is $220,000 and annual real estate taxes paid by the lessee equals $311,000.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2019 and 2018, the percentage rent totaled $133,000 and $119,000, respectively, which amounts are included in operating revenues on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2019 and 2018.

Parking lease:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area for public parking purposes to Metropark under a ten-year lease.    The lease is cancellable as to all or any portion of the leased premises at any time on thirty day’s written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.  The parking lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent) which totaled $119,000 and $72,000 for the years ended December 31, 2019 and 2018, respectively.

Minimum future contractual rental payments to be received from non-cancellable long-term leases as of December 31, 2019 are:

Year ending December 31,
2020	$4,276,000
2021	4,339,000
2022	4,393,000
2023	4,420,000
2024	4,530,000
2025 - 2153	799,260,000
$821,218,000

For those leases with presently known scheduled rent increases at December 31, 2019 and 2018, the cumulative excess of straight-line over contractual rentals (considering scheduled rent increases over the initial 30 to 149 year terms of the leases) and the portion of the excess of straight-line over contractual rentals which management has concluded is realizable when payable over the terms of the leases at December 31, 2019 and 2018 are as follows:

	2019	2018
Cumulative excess of straight-line over contractual rentals	$81,316,000	$77,469,000
Amount management has not been able to conclude is collectible	(81,260,000)	(77,414,000)
Accrued leasing revenues, which are included in prepaid and other on the accompanying consolidated balance sheets	$56,000	$55,000

In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon, subject to the right of any leasehold mortgagee to enter into a new lease with the Company with the same terms and conditions as the lease in default.

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s revenues for the years ended December 31, 2019 and 2018:

	2019	2018
Lamar Outdoor Advertising, LLC	$1,073,000	$1,034,000
Metropark, Ltd.	643,000	697,000
One Citizens Plaza Holdings, LLC/Radix LLC	618,000	618,000
AvalonBay Communities, Inc.	623,000	615,000
	$2,957,000	$2,964,000

6.	Income taxes, continuing operations:

For the years ended December 31, 2019 and 2018, income tax expense (benefit) from continuing operations is comprised of the following components:

	2019	2018
Current:
Federal	$699,000	$499,000
State	280,000	158,000
	979,000	657,000
Deferred:
Federal	(22,000)	(367,000)
State	(6,000)	(98,000)
	(28,000)	(465,000)
	$951,000	$192,000

For the years ended December 31, 2019 and 2018, a reconciliation of the income tax provision from continuing operations as computed by applying the United States income tax rate of 21% to income before income taxes is as follows:

	2019	2018
Computed "expected" tax	$711,000	$191,000
Increase in "expected" tax resulting from state income tax, net of federal income tax benefit	207,000	53,000
Nondeductible expenses and other	33,000	(52,000)
	$951,000	$192,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences from continuing operations which give rise to deferred tax assets and liabilities were as follows:

	2019	2018
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$364,000	$364,000
Insurance premiums and accrued leasing revenues	29,000	25,000
	393,000	389,000
Deferred tax assets	(83,000)	(51,000)
	$310,000	$338,000

7.	Discontinued operations and environmental incident:

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

Pursuant to the Sale Agreement, the Sale Price was reduced by $1,040,000, the estimated cost of a breasting dolphin to be constructed by Sprague adjacent to the Pier in order that the Pier can berth Panamax sized vessels; $1,725,000 of the Sale Price was placed in escrow to secure the Company’s indemnity obligations under the Sale Agreement and $441,000 in normal closing adjustments, transfer taxes, investment banking and other fees, other than federal and state income taxes.  The net proceeds delivered to the Company amounted to $19.8 Million.   In February 2019 and 2018 the Company received 50% of the aforementioned escrow ($862,000) in each year.

The Sales Agreement also contains a cost sharing provision for the breasting dolphin whereby any variance from the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations.  In May 2018 the Company received notice from Sprague that Sprague had received bids for the breasting dolphin and that the cost of the Project was estimated at $1,923,284.  Sprague requested that the Company acknowledge that it was obligated to pay 50% of the cost in excess of $1,040,000, or $441,642. The Company replied that pursuant to the letter agreement between the Company and Sprague (the “Letter Agreement”) the Company’s obligation cannot exceed $104,000 assuming, among other things, that Sprague had been timely in securing bids for the breasting dolphin and the scope of the work as bid was consistent with the Letter Agreement.  In November 2019, the Company received a demand letter from Sprague asserting that they were owed $427,000, which amount represents 50% of the actual costs incurred ($1,894,008) in excess of $1,040,000.  The Company continues to assert that its obligation cannot exceed $104,000.

In accordance with the Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  Since 1994, the Company and its consultants have continued to worked with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation plan.  In February 2020, the Company submitted its revised Remediation Action Work Plan (“RAWP”) to RIDEM and is awaiting final approval to proceed. In 2018, the Company incurred costs of $62,000 and increased the amount accrued by $118,000 resulting in a remediation liability of $490,000 at December 31, 2018. In 2019, the Company incurred remediation costs of $293,000.  Based on revised remediation cost estimates associated with the revised RAWP submitted in February 2020, which incorporates design changes necessary to meet the requirements of applicable life safety codes, the remediation accrual was increased by $846,000 resulting in an accrual of $1,043,000 at December 31, 2019.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated statements of income as gain or loss from discontinued operations.

In February 2019 and 2018, the Company received 50 percent of the aforementioned escrow ($862,000 in each year), which amount is included in gain on sale of discontinued operations net of taxes.

The net gain from sale of discontinued operations as of December 31, 2019 and 2018, was calculated as follows:

	December 31,
	2019	2018
Indemnification escrow proceeds	$862,000	$862,000
Environmental remediation expense	846,000	167,000
Gain from discontinued operations before income taxes	16,000	695,000
Income tax expense (benefit):
Current	118,000	198,000
Deferred	(150,000)	(48,000)
	(32,000)	150,000
Gain from discontinued operations, net of taxes	$48,000	$545,000

8.	Subsequent event:

At its January 28, 2020 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on February 10, 2020, payable February 27, 2020.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “2013 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2019.

Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2019, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “2013 Internal Control-Integrated Framework.”

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2020 Annual Meeting of Shareholders to be filed with the SEC.

The following are the executive officers of the Registrant:

Name	Age	Office Held at Capital Properties, Inc.	Date of First Election to Office
Robert H. Eder	87	Chairman/President	1995
Susan R. Johnson	60	Treasurer	2017
Stephen J. Carlotti	77	Secretary	1998

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

The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March xx, 2019, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of December 31, 2019 and 2018

(ii) Consolidated Statements of Income and Retained Earnings for the Years ended December 31, 2019 and 2018

(iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2019 and 2018

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
Robert H. Eder
Chairman/President and Principal Executive Officer

DATED: March 6, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	March 6, 2020
Robert H. Eder
Chairman/President, Director and
Principal Executive Officer

/s/ Susan R. Johnson	March 6, 2020
Susan R. Johnson
Treasurer, Principal Financial Officer
and Principal Accounting Officer

/s/ Alfred J. Corso	March 6, 2020
Alfred J. Corso
Director

/s/ Steven G. Triedman	March 6, 2020
Steven G. Triedman
Director