Form 10-Q
period 2020-03-31
CAPITAL PROPERTIES INC /RI/
filed 2020-05-15
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of March 31, 2020, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS

Properties and equipment (net of accumulated depreciation)	$6,826,000	$6,849,000
Cash and cash equivalents	1,590,000	1,262,000
Prepaid and other	186,000	206,000
Deferred income taxes associated with discontinued operations (Note 7)	267,000	282,000
	$8,869,000	$8,599,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$157,000	$157,000
Other	567,000	504,000
Income taxes payable	172,000	-
Deferred income taxes, net	295,000	310,000
Liabilities associated with discontinued operations (Note 7)	992,000	1,043,000
	2,183,000	2,014,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	5,838,000	5,737,000
	6,686,000	6,585,000
	$8,869,000	$8,599,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue and other income:
Leasing revenue	$1,191,000	$1,246,000
Other income, interest	4,000	34,000
	1,195,000	1,280,000
Expenses:
Operating	120,000	133,000
General and administrative	313,000	330,000
	433,000	463,000

Income from continuing operations before income taxes	762,000	817,000

Income tax expense (benefit):
Current	214,000	261,000
Deferred	(15,000)	(31,000)
	199,000	230,000

Income from continuing operations	563,000	587,000

Gain on sale of discontinued operations, net of taxes	-	664,000

Net income	563,000	1,251,000

Retained earnings, beginning	5,737,000	6,225,000
Dividends on common stock ($.07 per share)
based upon 6,599,912 shares outstanding	(462,000)	(462,000)
Retained earnings, ending	5,838,000	7,014,000
Class A common stock	66,000	66,000
Capital in excess of par	782,000	782,000
Shareholders' equity, ending	$6,686,000	$7,862,000

Basic income per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.09	$0.09
Discontinued operations	-	0.10
Total basic income per common share	$0.09	$0.19

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$563,000	$587,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	23,000	28,000
Deferred income taxes	(15,000)	(31,000)
Income taxes payable	192,000	126,000
Other, net changes in prepaids, property tax payable and other	38,000	141,000
Net cash provided by operating activities, continuing operations	801,000	851,000

Cash flows from investing activities:
Continuing operations:
Deposit liability, Parcel 20	24,000	24,000
Discontinued operations:
Sale of assets	-	862,000
Net cash used to settle obligations	(35,000)	(15,000)
Net cash provided by (used in) investing activities	(11,000)	871,000

Cash flows used in financing activities, payment of dividends	(462,000)	(462,000)

Increase in cash and cash equivalents	328,000	1,260,000
Cash and cash equivalents, beginning	1,262,000	1,147,000
Cash and cash equivalents, ending	$1,590,000	$2,407,000

Supplemental disclosures:
Cash paid for:
Income taxes:
Continuing operations	$8,000	$7,000
Discontinued operations	-	-
	$8,000	$7,000

Non-cash transaction:
In March 2019, the Company wrote-off office equipment with a cost of $28,000 and accumulated depreciation of $25,000.

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

1.	Description of business:

Capital Properties, Inc.’s and its wholly-owned subsidiary, Tri-State Displays, Inc.’s (collectively “the Company”) operations consist of the long-term leasing of certain of its real estate interests in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of the parking garage, Parcel 6C and Parcel 20) and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon.  The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking to Metropark, Ltd.

2.	Principles of consolidation and basis of presentation:

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements.  The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K for the year ended December 31, 2019. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2020 and the results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019.

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

The new standard provides a number of practical expedients in transition.  The Company elected the “package of practical expedients”, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs.  While most of our leases will continue to be classified as operating leases in accordance with the package of practical expedients, leases that commence on or after the effective date of the new standard, and that would be classified as operating leases under prior GAAP, may be classified as a sales-type lease under the new standard.   The adoption of the new standard did not have a significant impact on our leasing activities.  For additional information on the Company’s leases, see Note 5 to the condensed consolidated financial statements.

The Company also elected the land easement practical expedient which allows the Company to not assess whether all existing land easements that were not previously accounted for under Topic 840 are or contain a lease under Topic 842.

Reclassification of Prior Period Presentation:

The gain from discontinued operations, net of taxes for 2019 has been reclassified for consistency purposes and is now included in gain on sale of discontinued operations, net of taxes. This reclassification had no effect on reported net income. On the condensed consolidated statements of cash flows, this change increased net cash provided by operating activities and decreased net cash provided by investing activities by $15,000 for the three months ended March 31, 2019.

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

4.	Properties and equipment:

Properties and equipment consist of the following:

	March 31, 2020	December 31, 2019
Properties on lease or held for lease, land and land improvements	$4,010,000	$4,010,000
Office equipment	67,000	67,000
Steeple Street property, net (see Note 5)	2,904,000	2,925,000
	6,981,000	7,002,000
Less accumulated depreciation:
Properties on lease or held for lease	88,000	87,000
Office equipment	67,000	66,000
	155,000	153,000
	$6,826,000	$6,849,000

5.	Description of leasing arrangements:

Long-term land leases:

As of March 31, 2020, the Company had entered into ten long-term land leases.  Eight of the ten parcels (excluding Parcel 6C and Parcel 20) have completed construction of improvements thereon.

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

The Restated Lease for Parcel 20, as it relates specifically to the Steeple Street Building, was accounted for as a sales-type lease due to the transfer of the Steeple Street Building to the lessee.  The land directly under the Steeple Street Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the lessee is insufficient to recognize the transaction as a sale, in accordance with ASC 360-20, the Company will report the acquisition period rent and an allocable portion of the ground rent collected as deferred revenue, which is included in other liabilities on its condensed consolidated balance sheets, and will continue to include the property transferred in properties and equipment until the transaction can be reported as a sale in accordance with GAAP.  The long-term ground lease of the land on Parcel 20 (exclusive of the Steeple Street Building) is accounted for as an operating lease, consistent with the Company’s other long-term ground leases.

Under the ten land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and must pay real property taxes assessed on land and improvements under these arrangements.  Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying condensed consolidated statements of income and shareholders’ equity.  Real property taxes attributable to the Company’s land under these leases totaled $341,000 for the three months ended March 31, 2020 and 2019.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $25,000 and $27,000 for the three months ended March 31, 2020 and 2019, respectively.

With respect to Parcel 6C, lessee has the right to terminate its lease at any time during the remaining term of the lease upon thirty days’ notice.  To date, no notice of termination has been received by the Company.  The current annual rent on Parcel 6C is $220,000 and annual real estate taxes paid by the lessee equals $311,000.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1 (each 12-month period a “Lease Year”), Lamar must pay to the Company within thirty days after the close of the Lease Year, 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period (“percentage rent”).

Parking lease:

The Company leases the undeveloped parcels of land in the Capital Center area for public parking purposes to Metropark under a ten year lease.  The lease is cancellable as to all or any portion of the leased premises at any time on thirty day’s written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.  The parking lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent).   Revenue for the three months ended March 31, 2020 was reduced by $34,000 due to the revision of the estimate of 2019’s contingent rent.  For the three months ended March 31, 2019, revenue includes $47,000 in continent rent.

With the exception of the Parking Lease, all of the Company’s tenants were current in their lease payment obligations as of May 15, 2020.

The Company will continue to evaluate the collectibility of amounts due from all tenants in light of the economic uncertainty arising from the COVID-19 pandemic.

6.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities are as follows:

	March 31, 2020	December 31, 2019
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$364,000	$364,000
Insurance premiums and accrued leasing revenues	35,000	29,000
	399,000	393,000
Deferred tax assets	(104,000)	(83,000)
	$295,000	$310,000

7.	Discontinued operations:

On February 10, 2017, the Company sold its petroleum storage facility and related assets (the “Terminal”) owned or controlled by the Company’s former subsidiaries, Capital Terminal Company and Dunellen, LLC to Sprague Operating Resources, LLC (“Sprague”) for $23 Million subject to certain adjustments. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the Terminal is accounted for as a discontinued operation.  The liabilities associated with the discontinued operations are separately identified on the Company’s condensed consolidated balance sheets.  These liabilities were not assumed by Sprague and remain obligations of the Company until settled.  The Petroleum Segment discontinued operations is reported after income from continuing operations.

Pursuant to the Sale Agreement, the Sale Price was reduced by $1,040,000, the estimated cost of a breasting dolphin to be constructed by Sprague adjacent to the Pier in order that the Pier can berth Panamax sized vessels; $1,725,000 of the Sale Price was placed in escrow to secure the Company’s indemnity obligations under the Sale Agreement and $441,000 in normal closing adjustments, transfer taxes, investment banking and other fees, other than federal and state income taxes.  The net proceeds delivered to the Company amounted to $19.8 Million.  In February 2019, the company received the remaining balance ($862,000) of the aforementioned escrow plus $23,000 of interest associated with these funds.

In accordance with the Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  Since 1994, the Company and its consultants have continued to work with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation plan. In February 2020, the Company submitted its revised Remedial Action Work Plan (“RAWP”) to RIDEM and is waiting for final approval to proceed.  Based on revised remediation cost estimates associated with the revised RAWP submitted in February 2020, which incorporates design changes necessary to meet the requirements of applicable life safety codes, the remediation accrual was increased by $846,000 resulting in an accrual of $1,043,000 at December 31, 2019.  Through March 31, 2020, the Company incurred costs of $51,000 which decreased the amount accrued to $992,000.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.

The Sale Agreement also contains a cost sharing provision for the breasting dolphin whereby any variance from the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations.  In May 2018 the Company received notice from Sprague that Sprague had received bids for the breasting dolphin and that the cost of the construction was estimated at $1,923,284.  Sprague requested that the Company acknowledge that it was obligated to pay 50% of the cost in excess of $1,040,000, or $441,642. The Company replied that pursuant to the letter agreement between the Company and Sprague (the “Letter Agreement”) the Company’s obligation cannot exceed $104,000 assuming, among other things, that Sprague had been timely in securing bids for the breasting dolphin and the scope of the work as bid was consistent with the Letter Agreement. In November 2019, the Company received a demand letter from Sprague asserting that they were owed $427,000, which amount represents 50% of the actual costs incurred ($1,894,000) in excess of $1,040,000.  The Company continues to assert that its obligation cannot exceed $104,000.   Subsequently, representatives from the Company and Sprague met to discuss the claim but no agreement was reached.

Gain on sale of discontinued operations for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Indemnification escrow proceeds	$-	$862,000
Environmental remediation expense	-
Gain from discontinued operations before income taxes	-	862,000
Income tax expense (benefit):
Current	(15,000)	198,000
Deferred	15,000
	-	198,000

Gain from discontinued operations, net of taxes	$-	664,000

8.	Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash and cash equivalents, receivables and payables, approximate their respective book values because of their short-term nature.  The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

9.	Subsequent event:

At its April 28, 2020 regularly scheduled quarterly Board meeting, the Board of Directors, after considering the uncertainty of the potential impact of the coronavirus (COVID-19) pandemic on the Company, voted to pass the quarterly dividend of $.07 per share.   As of May 15, 2020, with the exception of Metropark, all of the Company’s tenants are current in terms of required monthly lease payments.  Metropark has not fully paid their lease obligation for April and May and the Company is currently in discussion with them concerning payment. The total rent arrearage is $87,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events.  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following:  the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases; the early termination of the Parcel 6C land lease; tenant default under one or more of the leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the impact of the COVID-19 pandemic on the economy and the Company’s financial performance; and exposure to remediation costs associated with its former operation of the petroleum storage facility.  The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

1.	Overview:

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2019.  There have been no changes to the application of this accounting policy since December 31, 2019.

2.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At March 31, 2020, the Company had cash and cash equivalents of $1,590,000.  The Company and its subsidiary each maintain a checking and money market account in two banks, all of which accounts are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

Effective July 1, 2019, the Parcel 6A, 6B, and 6C leases provided for a cost of living adjustment of not less than 10%, the effect of which was an aggregate monthly rent increase of $6,100.

Through March 31, 2020 all lessees have paid their monthly rent in accordance with their lease agreements.  Rent for April and May 2020 has been paid by all tenants except for Metropark.  The coronavirus (COVID-19) pandemic and Rhode Island’s stay-at-home order has had a significant adverse impact on Metropark, the lessee that operates public parking on the Company’s undeveloped parcels.  In mid-March, Metropark closed their lots as there were few parking customers given the stay-at-home order.   The Company expects Metropark’s operations to slowly return to normal over the next several months as the State has lifted the stay-at-home order and is gradually permitting certain businesses to resume operations. Metropark has availed itself of the stimulus created by the Coronavirus Aid, Relief and Economic Security Act (CARES Act) that was signed into law on March 27, 2020.  In May, the Company received $10,000 as partial payment of April and May’s rent.  The aggregate rent arrearage for Metropark is $87,000.  The Company is continuing its payment plan discussions with Metropark.

Lamar contacted the Company and requested a rent reduction ranging from twenty to forty percent for all billboards for a twelve to twenty-four-month period, along with a request to remove several boards that they deem to be non-performing. The Company has rejected the Lamar proposal in its present form.

The Company expects that revenue from contingent rent in 2020 will materially decline for both Metropark and Lamar.

On February 10, 2017, the Company sold the Terminal to Sprague and received $19,794,000 from the sale after giving effect to escrows, a credit to Sprague for the cost of constructing a breasting dolphin adjacent to the Pier, and other customary closing costs.  Pursuant to the Sale Agreement and related documentation, the Company is required, at its expense, to secure an approved remediation plan and to remediate contamination caused by a 1994 leak in a 25,000 barrel storage tank at the Terminal.  See Note 7 to the condensed consolidated financial statements.  At December 31, 2019, the total accrual for the cost of remediation was $1,043,000.  Through March 31, 2020, the Company incurred costs of $51,000 which decreased the amount accrued to $992,000.  The Company anticipates that monitoring costs of approximately $250,000 of the amount accrued will be paid in 2021 and beyond.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s condensed consolidated statements of income and shareholders’ equity as a gain (loss) on sale of discontinued operations.

The Sale Agreement also contains a cost sharing provision for the breasting dolphin whereby any variance from the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations.  In May 2018 the Company received notice from Sprague that Sprague had received bids for the breasting dolphin and that the cost was estimated at $1,923,284.  Sprague requested that the Company acknowledge that it was obligated to pay 50% of the cost in excess of $1,040,000, or $441,642. The Company replied that pursuant to the letter agreement between the Company and Sprague (the “Letter Agreement”), the Company’s obligation cannot exceed $104,000 assuming, among other things, that Sprague had been timely in securing bids for the breasting dolphin and the scope of the work as bid was consistent with the Letter Agreement. In November 2019, the Company received a demand letter from Sprague asserting that they were owed $427,000, which amount represents 50% of the actual costs incurred ($1,894,000) in excess of $1,040,000.  Representatives of the Company and Sprague met to discuss the claim but were unable to come to an agreement.  The Company continues to assert that its obligation cannot exceed $104,000.

The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended March 31, 2020 compared to three months ended March 31, 2019:

Leasing revenues decreased $55,000 from the 2019 level.  The decrease is attributable to an $81,000 decrease in contingent rent associated with the parking lots offset by scheduled rent increases ($26,000). Interest income decreased $30,000 in 2020 principally because $23,000 of interest income in 2019 was received from Sprague as a result of escrowed funds but none was received in 2020.  The remaining difference is due to lower interest rates on and balances in the money market accounts.

Operating expenses decreased $13,000 due principally to lower legal fees associated with tenant insurance compliance reviews ($6,000) and repair and maintenance costs ($6,000) as a result of fewer snow storms.

General and administrative expense decreased $17,000 due to reduced professional fees associated with professional services ($17,000), reductions in various other net expenses ($3,000) offset by increased office rent expense ($3,000).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 15, 2020, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019
(ii) Condensed Consolidated Statements of Income and Shareholders’ Equity for the Three Months ended March 31, 2020 and 2019
(iii) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2020 and 2019
(iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
Chairman and Principal Executive Officer

By	/s/ Susan R. Johnson
Susan R. Johnson
Treasurer and Principal Financial Officer

DATED: May 15, 2020