Form 10-Q
period 2020-06-30
CAPITAL PROPERTIES INC /RI/
filed 2020-08-12
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS

Properties and equipment (net of accumulated depreciation)	$6,803,000	$6,849,000
Cash and cash equivalents	1,986,000	1,262,000
Prepaid and other	136,000	186,000
Prepaid income taxes	-	20,000
Deferred income taxes associated with discontinued operations (Note 7)	254,000	282,000
	$9,179,000	$8,599,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$157,000	$157,000
Other	597,000	504,000
Deferred income taxes, net	244,000	310,000
Liabilities associated with discontinued operations (Note 7)	943,000	1,043,000
	1,941,000	2,014,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,390,000	5,737,000
	7,238,000	6,585,000
	$9,179,000	$8,599,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue and other income:
Leasing revenue	$1,254,000	$1,444,000	$2,445,000	$2,690,000
Other income, interest	2,000	6,000	6,000	40,000
	1,256,000	1,450,000	2,451,000	2,730,000
Expenses:
Operating	120,000	124,000	240,000	257,000
General and administrative	375,000	311,000	688,000	641,000
	495,000	435,000	928,000	898,000

Income from continuing operations before income taxes	761,000	1,015,000	1,523,000	1,832,000

Income tax expense (benefit):
Current	260,000	307,000	474,000	568,000
Deferred	(51,000)	(19,000)	(66,000)	(50,000)
	209,000	288,000	408,000	518,000

Income from continuing operations	552,000	727,000	1,115,000	1,314,000

Gain (loss) on sale of discontinued operations, net of taxes	-	(261,000)	-	403,000

Net income	552,000	466,000	1,115,000	1,717,000

Retained earnings, beginning	5,838,000	7,014,000	5,737,000	6,225,000
Dividends on common stock ($.07 per share)
based upon 6,599,912 shares outstanding	-	(462,000)	(462,000)	(924,000)
Retained earnings, ending	6,390,000	7,018,000	6,390,000	7,018,000
Class A common stock	66,000	66,000	66,000	66,000
Capital in excess of par	782,000	782,000	782,000	782,000
Shareholders' equity, ending	$7,238,000	$7,866,000	$7,238,000	$7,866,000

Basic income (loss) per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.08	$0.11	$0.17	$0.20
Discontinued operations	-	(0.04)	-	0.06
Total basic income per common share	$0.08	$0.07	$0.17	$0.26

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$1,115,000	$1,314,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	46,000	52,000
Deferred income taxes	(66,000)	(50,000)
Income taxes payable	20,000	198,000
Other, net changes in prepaids, property tax payable and other	93,000	151,000
Net cash provided by operating activities, continuing operations	1,208,000	1,665,000

Cash flows from investing activities:
Continuing operations:
Deferred revenue	50,000	49,000
Discontinued operations:
Sale of assets	-	862,000
Net cash used to settle obligations	(72,000)	(231,000)
Net cash provided by (used in) investing activities	(22,000)	680,000

Cash flows used in financing activities, payment of dividends	(462,000)	(924,000)

Increase in cash and cash equivalents	724,000	1,421,000
Cash and cash equivalents, beginning	1,262,000	1,147,000
Cash and cash equivalents, ending	$1,986,000	$2,568,000

Supplemental disclosures:
Cash paid for:
Income taxes:
Continuing operations	$426,000	$233,000
Discontinued operations	-	198,000
	$426,000	$431,000

Non-cash transaction:
In March 2019, the Company wrote-off office equipment with a cost of $28,000 and accumulated depreciation of $25,000.

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

1.	Description of business:

Capital Properties, Inc.’s and its wholly-owned subsidiary, Tri-State Displays, Inc.’s (collectively “the Company”) operations consist of the long-term leasing of certain of its real estate interests in the Capital Center area in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of the parking garage, Parcel 6C and Parcel 20) and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon.  The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels for public parking to Metropark, Ltd.

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

Historically, the Company has made financial statement footnote disclosure of the excess of straight-line rentals over contractual payments and its determination of collectability of such excess. Included in the amount of the excess were payments which under ASC 842 are deemed variable payments. As part of its ongoing review of the requirements of ASC 842, the Company has concluded that under ASC 842 variable rental payments should not be included in the straight-line rental amount.  To the extent the Company determines that the excess of straight-line rentals over contractual payments is not collectible, such excess should not be recognized as revenue. Consistent with prior conclusions, the Company has determined that the excess of straight-line rentals over contractual payments is not probable of collection.  Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of June 30, 2020 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $82,692,000.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2020 and the results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019.

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

4.	Properties and equipment:

Properties and equipment consist of the following:

	June 30, 2020	December 31, 2019
Properties on lease or held for lease, land and land improvements	$4,010,000	$4,010,000
Office equipment	67,000	67,000
Steeple Street property, net (see Note 5)	2,883,000	2,925,000
	6,960,000	7,002,000
Less accumulated depreciation:
Properties on lease or held for lease	90,000	87,000
Office equipment	67,000	66,000
	157,000	153,000
	$6,803,000	$6,849,000

5.	Description of leasing arrangements:

Long-term land leases:

As of June 30, 2020, the Company had entered into ten long-term land leases.  Eight of the ten parcels (excluding Parcels 6C and 20) have completed construction of improvements thereon.

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

Under the ten land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and must pay real property taxes assessed on land and improvements.  Accordingly, real property taxes payable by the tenants are excluded from both leasing revenues and leasing expenses on the accompanying condensed consolidated statements of income and shareholders’ equity.  Real property taxes attributable to the Company’s land under these leases totaled $341,000 and $682,000 for the three and six months ended June 30, 2020 and 2019.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $27,000 and $52,000 for the three and six months ended June 30, 2020 and $35,000 and $63,000 for the three and six months ended June 30, 2019, respectively.

With respect to Parcel 6C, lessee has the right to terminate its lease at any time during the remaining term of the lease upon thirty days’ notice.  On July 30, 2020, the Company received notice that the lessee will exercise their right to terminate the ground lease effective August 29, 2020.   The current annual rent on Parcel 6C is $220,000 and annual real estate taxes paid by the lessee equals $311,000.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1 (each 12-month period a “Lease Year”), Lamar must pay to the Company within thirty days after the close of the Lease Year, 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard for each 12-month period (“percentage rent”). For the lease years ended May 31, 2020 and 2019, the percentage rent totaled $139,000 and $210,000, respectively, which amounts are included in leasing revenue on the accompanying condensed consolidated statements of income and shareholders’ equity.

Parking lease:

The Company leases the undeveloped parcels of land in the Capital Center area for public parking purposes to Metropark under a ten year lease (the “Parking Lease”).  The lease is cancellable as to all or any portion of the leased premises at any time on thirty day’s written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.  The Parking Lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent).   There was no contingent rent for the three months ended June 30, 2020 and revenue for the six months ended June 30, 2020 includes a $34,000 reduction due to the revision of the estimate of 2019’s contingent rent.  Revenue for the three and six months ended June 30, 2019 includes contingent rent which totaled $24,000 and $71,000, respectively.

The COVID-19 pandemic and stay-at-home orders have had a significant adverse impact on Metropark’s parking operations.  For the three months ended June 30, 2020, Metropark paid $30,000 towards the rent due for this period resulting in a receivable of $104,000 which the Company has fully reserved.  The Company will continue to report as revenue only the amount collected from Metropark until their operations return to approximately 80% of pre-pandemic levels.

With the exception of the Parking Lease, all of the Company’s tenants were current in their lease payment obligations as of August 12, 2020.

6.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities are as follows:

	June 30, 2020	December 31, 2019
Deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$362,000	$364,000
Insurance premiums and accrued leasing revenues	25,000	29,000
	387,000	393,000
Deferred tax assets	(143,000)	(83,000)
	$244,000	$310,000

7.	Discontinued operations:

Pursuant to an agreement (the “Sale Agreement”), on February 10, 2017, the Company sold its petroleum storage facility and related assets (the “Terminal”) owned or controlled by the Company’s former subsidiaries, Capital Terminal Company and Dunellen, LLC to Sprague Operating Resources, LLC (“Sprague”) for $23 Million subject to certain adjustments. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the Terminal is accounted for as a discontinued operation.  The liabilities associated with the discontinued operations are separately identified on the Company’s condensed consolidated balance sheets.  These liabilities were not assumed by Sprague and remain obligations of the Company until settled.  The Terminal’s discontinued operations is reported after income from continuing operations.

In accordance with the Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  Since 1994, the Company and its consultants have continued to work with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation plan. In February 2020, the Company submitted its revised Remedial Action Work Plan (“RAWP”) to RIDEM and obtained final approval to proceed in April 2020.  Based on remediation cost estimates associated with the revised RAWP submitted in February 2020, which incorporates design changes necessary to meet the requirements of applicable life safety codes, the remediation accrual was increased by $846,000 resulting in an accrual of $1,043,000 at December 31, 2019.  Through June 30, 2020, the Company incurred costs of $100,000 which decreased the amount accrued to $943,000.  The Company anticipates that costs of approximately $480,000 of the amount accrued will be paid in 2021 and beyond.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.

Pursuant to the Sale Agreement, at the closing the Company and Sprague entered into a letter agreement (the “Letter Agreement”) providing that if the cost of construction of a new breasting dolphin exceeded the initial estimate of $1,040,000, such excess would be borne equally by Sprague and the Company subject to certain limitations.  In May 2018 the Company received notice from Sprague that Sprague had received bids for the breasting dolphin and that the cost of the construction was estimated at $1,923,284.  Sprague requested that the Company acknowledge that it was obligated to pay 50% of the cost in excess of $1,040,000, or $441,642. The Company replied that pursuant to the Letter Agreement, the Company’s obligation cannot exceed $104,000 assuming, among other things, that Sprague had been timely in securing bids for the breasting dolphin and the scope of the work as bid was consistent with the Letter Agreement.  In November 2019, the Company received a demand letter from Sprague asserting that Sprague was owed $427,000, which amount according to the letter represents 50% of the actual costs incurred ($1,894,000) in excess of $1,040,000.  The Company continues to assert that its obligation cannot exceed $104,000.   Subsequently, representatives from the Company and Sprague met to discuss the claim but no agreement was reached.

Gain (loss) on sale of discontinued operations for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Indemnification escrow proceeds	$-	$-	$-	$862,000
Environmental remediation expense	-	358,000	-	359,000
Gain (loss) from discontinued operations before income taxes	-	(358,000)	-	503,000
Income tax expense (benefit):
Current	(13,000)	(6,000)	(28,000)	186,000
Deferred	13,000	(91,000)	28,000	(86,000)
	-	(97,000)	-	100,000

Gain (loss) from discontinued operations, net of taxes	$-	$(261,000)	$-	$403,000

8.	Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash and cash equivalents, receivables and payables, approximate their respective book values because of their short-term nature.  The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

9.	Subsequent events:

At its July 28, 2020 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on August 14, 2020, payable August 28, 2020.

As of August 12, 2020, with the exception of Metropark, all of the Company’s tenants are current in terms of required monthly lease payments.  Metropark has not fully paid the rent for April through August. The total rent arrearage as of August 12, 2020 is $191,000.  On July 31, 2020, Metropark and the Company entered into an agreement for revenue sharing at various percentages until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark would be obligated to resume regularly scheduled rental payments under its lease.  Upon resumption of regularly scheduled rent payments, Metropark and the Company will share fifty (50) percent of the revenue in excess of $70,000 until the arrearage has been paid in full.  If prior to payment in full of the arrearage one or more of the lots is removed from the lease for development, the amount of the then unpaid arrearage in the ratio of the number of parking spaces on the removed lot to the total parking spaces on all lots prior to such lot’s removal shall be deemed paid in full.

On July 30, 2020, the Company received notice that the lessee of Parcel 6C will exercise their right to terminate the ground lease effective August 29, 2020.  The current annual rent on Parcel 6C is $220,000 and annual real estate taxes paid by the lessee equal $311,000.

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

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2019 and Note 1 to the Condensed Consolidated Financial Statements contained herein. There have been no changes to the application of this accounting policy since December 31, 2019.

2.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At June 30, 2020, the Company had cash and cash equivalents of $1,986,000.  The Company and its subsidiary each maintain a checking and money market account in two banks, all of which accounts are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

Effective July 1, 2019, the Parcel 6A, 6B, and 6C leases provided for a cost of living adjustment of not less than 10%, the effect of which was an aggregate monthly rent increase of $6,100.

Through June 30, 2020 all lessees have paid their monthly rent in accordance with their lease agreements except for Metropark.  The coronavirus (COVID-19) pandemic and Rhode Island’s stay-at-home order has had a significant adverse impact on Metropark, the lessee that operates public parking on the Company’s undeveloped parcels.  In mid-March, Metropark closed their lots as there were few parking customers given the stay-at-home order.   The Company expects Metropark’s operations to slowly return to normal over the next several months as the State has lifted the stay-at-home order and is gradually permitting certain businesses to resume operations. Metropark has not fully paid the rent for April through August. The total rent arrearage as of August 12, 2020 is $191,000 and has been fully reserved by the Company. On July 31, 2020, Metropark and the Company entered into an agreement for revenue sharing at various percentages until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark would be obligated to resume regularly scheduled rental payments under its lease.  Upon resumption of regularly scheduled rent payments, Metropark and the Company will share fifty (50) percent of the revenue in excess of $70,000 until the arrearage has been paid in full.  If prior to payment in full of the arrearage one or more of the lots is removed from the lease for development, the amount of the then unpaid arrearage in the ratio of the number of parking spaces on the removed lot to the total parking spaces on all lots prior to such lot’s removal shall be deemed paid in full.  See Note 9 to the Condensed Consolidated Financial Statements.  Pending this recovery, the Company will continue to recognize Metropark’s rent on a cash basis.

The Company expects that revenue from contingent rent in 2020 will materially decline for both Metropark and Lamar.

On July 30, 2020, the Company received notice that the lessee of Parcel 6C will exercise their right to terminate the ground lease effective August 29, 2020.  The current annual rent on Parcel 6C is $220,000 and annual real estate taxes paid by the lessee equals $311,000.

Pursuant to an agreement, (the “Sale Agreement”), on February 10, 2017, the Company sold its petroleum storage facility and related assets to Sprague Operating Resources, LLC (“Sprague”).  In accordance with the Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  Since 1994, the Company and its consultants have continued to work with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation plan. In February 2020, the Company submitted its revised Remedial Action Work Plan (“RAWP”) to RIDEM and obtained final approval to proceed in April 2020.  Based on remediation cost estimates associated with the revised RAWP submitted in February 2020, which incorporates design changes necessary to meet the requirements of applicable life safety codes, the remediation accrual was increased by $846,000 resulting in an accrual of $1,043,000 at December 31, 2019.  Through June 30, 2020, the Company incurred costs of $100,000 which decreased the amount accrued to $943,000.  The Company anticipates that costs of approximately $480,000 of the amount accrued will be paid in 2021 and beyond.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.

Pursuant to the Sale Agreement, at the closing the Company and Sprague entered into a letter agreement (the “Letter Agreement”) providing if the cost of construction of a new breasting dolphin exceeded the initial estimate of $1,040,000, such excess would be borne equally by Sprague and the Company subject to certain limitations.  In May 2018 the Company received notice from Sprague that Sprague had received bids for the breasting dolphin and that the cost of the construction was estimated at $1,923,284.  Sprague requested that the Company acknowledge that it was obligated to pay 50% of the cost in excess of $1,040,000, or $441,642. The Company replied that pursuant to the Letter Agreement, the Company’s obligation cannot exceed $104,000 assuming, among other things, that Sprague had been timely in securing bids for the breasting dolphin and the scope of the work as bid was consistent with the Letter Agreement. In November 2019, the Company received a demand letter from Sprague asserting that Sprague was owed $427,000, which amount according to the letter represents 50% of the actual costs incurred ($1,894,000) in excess of $1,040,000.  The Company continues to assert that its obligation cannot exceed $104,000.   Subsequently, representatives from the Company and Sprague met to discuss the claim but no agreement was reached.

The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended June 30, 2020 compared to three months ended June 30, 2019:

Leasing revenues decreased $190,000 from 2019 due principally to the reduction in parking lease payments ($104,000) and a decline in contingent rent from both Metropark and Lamar ($95,000) offset by scheduled rent increases ($9,000).  Interest income decreased $4,000 in 2020 due principally to lower interest rates.

Operating expenses decreased $4,000 due principally to lower legal fees associated with tenant insurance compliance reviews.

General and administrative expense increased $64,000 due to increased professional fees ($56,000) related to lease accounting matters and expenses associated with the Company’s virtual Annual Shareholders’ Meeting along with an increase in payroll related costs ($8,000).

Six months ended June 30, 2020 compared to six months ended June 30, 2019:

Leasing revenue decreased $245,000 from 2019 due to a net decline in lease revenue from Metropark and Lamar of $202,000 and $58,000, respectively offset by a net increase of $15,000 in long-term land leases.  Interest income declined by $34,000 due to lower interest rates and in 2019, the receipt of interest earned on the Sprague escrow account.

Operating expenses decreased $17,000 due principally to lower legal fees associated with tenant insurance compliance reviews ($10,000) and repair and maintenance costs ($6,000) as a result of fewer snow storms in 2020.

General and administrative expenses increased $47,000 due principally to increased professional fees ($43,000) related to lease accounting matters and the virtual 2020 Annual Shareholders’ Meeting along with other net increases of $4,000.

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
(ii) Letter agreement dated July 31, 2020 between the Company and Metropark, LTD modifying the rental obligations of Metropark.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020, filed with the Securities and Exchange Commission on August 12, 2020, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019
(ii) Condensed Consolidated Statements of Income and Shareholders’ Equity for the Three Months ended June 30, 2020 and 2019
(iii) Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2020 and 2019
(iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
Chairman and Principal Executive Officer

By	/s/ Susan R. Johnson
Susan R. Johnson
Treasurer and Principal Financial Officer

DATED: August 12, 2020