Form 10-Q
period 2020-09-30
CAPITAL PROPERTIES INC /RI/
filed 2020-11-06
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of September 30, 2020, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS

Properties and equipment (net of accumulated depreciation)	$6,780,000	$6,849,000
Cash and cash equivalents	2,008,000	1,262,000
Prepaid and other	113,000	186,000
Prepaid income taxes	71,000	20,000
Deferred income taxes associated with discontinued operations (Note 7)	230,000	282,000
	$9,202,000	$8,599,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$170,000	$157,000
Other	699,000	504,000
Deferred income taxes, net	235,000	310,000
Liabilities associated with discontinued operations (Note 7)	856,000	1,043,000
	1,960,000	2,014,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,394,000	5,737,000
	7,242,000	6,585,000
	$9,202,000	$8,599,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue and other income:
Leasing revenue	$1,084,000	$1,170,000	$3,529,000	$3,860,000
Other income, interest	1,000	7,000	7,000	47,000
	1,085,000	1,177,000	3,536,000	3,907,000
Expenses:
Operating	161,000	132,000	401,000	389,000
General and administrative	282,000	289,000	970,000	930,000
	443,000	421,000	1,371,000	1,319,000

Income from continuing operations before income taxes	642,000	756,000	2,165,000	2,588,000

Income tax expense (benefit):
Current	185,000	229,000	659,000	797,000
Deferred	(9,000)	(17,000)	(75,000)	(67,000)
	176,000	212,000	584,000	730,000

Income from continuing operations	466,000	544,000	1,581,000	1,858,000

Gain on sale of discontinued operations, net of taxes	-	-	-	403,000

Net income	466,000	544,000	1,581,000	2,261,000

Retained earnings, beginning	6,390,000	7,018,000	5,737,000	6,225,000
Dividends on common stock ($.07 per share)
based upon 6,599,912 shares outstanding	(462,000)	(462,000)	(924,000)	(1,386,000)
Retained earnings, ending	6,394,000	7,100,000	6,394,000	7,100,000
Class A common stock	66,000	66,000	66,000	66,000
Capital in excess of par	782,000	782,000	782,000	782,000
Shareholders' equity, ending	$7,242,000	$7,948,000	$7,242,000	$7,948,000

Basic income per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.07	$0.08	$0.24	$0.28
Discontinued operations	-	-	-	0.06
Total basic income per common share	$0.07	$0.08	$0.24	$0.34

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$1,581,000	$1,858,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	69,000	77,000
Deferred income taxes	(75,000)	(67,000)
Prepaid income taxes	(51,000)	107,000
Other, net changes in prepaids, property tax payable and other	205,000	186,000
Net cash provided by operating activities, continuing operations	1,729,000	2,161,000

Cash flows from investing activities:
Continuing operations:
Deferred revenue	76,000	73,000
Discontinued operations:
Sale of assets	-	862,000
Cash used to settle obligations	(187,000)	(160,000)
Noncash adjustment to gain on sale of discontinued operations	52,000	(138,000)
Net cash provided by (used in) discontinued operations	(135,000)	564,000
Net cash provided by (used in) investing activities	(59,000)	637,000

Cash flows used in financing activities, payment of dividends	(924,000)	(1,386,000)

Increase in cash and cash equivalents	746,000	1,412,000
Cash and cash equivalents, beginning	1,262,000	1,147,000
Cash and cash equivalents, ending	$2,008,000	$2,559,000

Supplemental disclosures:
Cash paid for:
Income taxes:
Continuing operations	$666,000	$505,000
Discontinued operations	-	198,000
	$666,000	$703,000

Non-cash transaction:
In March 2019, the Company wrote-off office equipment with a cost of $28,000 and accumulated depreciation of $25,000.

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

1.	Description of business:

The operations of Capital Properties, Inc. and its wholly-owned subsidiary, Tri-State Displays, Inc. (collectively “the Company”) consist of the long-term leasing of certain of its real estate interests in the Capital Center area in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of the parking garage and Parcel 20) and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon.  The Company anticipates that the future development of its remaining properties in and adjacent to the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these parcels (other than Parcel 6C) for public parking to Metropark, Ltd.

2.	Principles of consolidation and basis of presentation:

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Historically, the Company has made financial statement footnote disclosure of the excess of straight-line rentals over contractual payments and its determination of collectability of such excess. Included in the amount of the excess were payments which under ASC 842 are deemed variable payments. As part of its ongoing review of the requirements of ASC 842, the Company has concluded that under ASC 842 variable rental payments should not be included in the straight-line rental amount.  To the extent the Company determines that the excess of straight-line rentals over contractual payments is not collectible, such excess is not recognized as revenue. Consistent with prior conclusions, the Company has determined that, at this time, the excess of straight-line rentals over contractual payments is not probable of collection.  Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of September 30, 2020 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $79,715,000.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2020 and the results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019.

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

4.	Properties and equipment:

Properties and equipment consist of the following:

	September 30, 2020	December 31, 2019
Properties on lease or held for lease, land and land improvements	$4,010,000	$4,010,000
Office equipment	67,000	67,000
Steeple Street property (see Note 5)	3,011,000	3,011,000
	7,088,000	7,088,000
Less accumulated depreciation:
Properties on lease or held for lease	90,000	87,000
Office equipment	67,000	66,000
Steeple Street property	151,000	86,000
	308,000	239,000
	$6,780,000	$6,849,000

5.	Description of leasing arrangements:

Long-term land leases:

Through September 30, 2020, excluding the Parcel 6C lease, the Company had entered into nine long-term land leases.  The lessee of Parcel 6C had the right to terminate its lease at any time during the remaining term of the lease upon thirty days’ notice.  On July 30, 2020, the Company received notice that the lessee would exercise their right to terminate the ground lease effective August 29, 2020. As of September 30, 2020, eight of the nine parcels under lease (excluding Parcel 20) have completed construction of improvements thereon.  The leases generally have a term of 99 years or more, are triple net, provide for periodic adjustment in rent of various types depending on the particular lease, and otherwise contain terms and conditions normal for such instruments.

With the exception of the Metropark Lease and Parcel 20 Lease, all of the Company’s tenants were current in their lease payment obligations as of November 6, 2020.

The Restated Lease for Parcel 20 (“Parcel 20 Lease”), as it relates specifically to the Steeple Street Building, was accounted for as a sales-type lease due to the transfer of the Steeple Street Building to the lessee.  The land directly under the Steeple Street Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the lessee is insufficient to recognize the transaction as a sale, in accordance with ASC 360-20, the Company will report the acquisition period rent and an allocable portion of the ground rent collected as deferred revenue, which is included in other liabilities on its condensed consolidated balance sheets, and will continue to include the property transferred in properties and equipment until the transaction can be reported as a sale in accordance with GAAP.  The long-term ground lease of the land on Parcel 20 (exclusive of the Steeple Street Building) is accounted for as an operating lease, consistent with the Company’s other long-term ground leases.

Under the nine land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and must pay real property taxes assessed on land and improvements.  Accordingly, real property taxes payable by the tenants are excluded from both leasing revenues and leasing expenses on the accompanying condensed consolidated statements of income and shareholders’ equity.  Real property taxes attributable to the Company’s land under these leases totaled $315,000 and $997,000 for the three and nine months ended September 30, 2020 and $341,000 and $1,023,000 for the three and nine months ended September 30, 2019.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $18,000 and $76,000 for the three and nine months ended September 30, 2020 and  $24,000 and $87,000 for the three and nine months ended September 30, 2019, respectively.

On the termination date, the annual rent on Parcel 6C was $220,000 and annual real estate taxes paid by the lessee equaled $311,000.

Lamar lease:

The Company, through a wholly-owned subsidiary, leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2045.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1 (each 12-month period a “Lease Year”), Lamar must pay to the Company within thirty days after the close of the Lease Year the positive difference, if any, between (a) 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period reduced by commissions paid to unrelated third parties but in no event more than 15% as to each billboard face; and (b) base location rent paid for each leased billboard for each 12-month period (“percentage rent”). For the lease years ended May 31, 2020 and 2019, the percentage rent totaled $139,000 and $133,000, respectively, which amounts are included in leasing revenue on the accompanying condensed consolidated statements of income and shareholders’ equity.

Parking lease:

The Company leases the undeveloped parcels of land in the Capital Center area (other than Parcel 6C) for public parking purposes to Metropark under a ten-year lease (the “Parking Lease”).  The lease is cancellable as to all or any portion of the leased premises at any time on thirty days’ written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.  The Parking Lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent).   There was no contingent rent for the three months ended September 30, 2020 and revenue for the nine months ended September 30, 2020 includes a $34,000 reduction due to the revision of the estimate of 2019’s contingent rent.  Revenue for the three and nine months ended September 30, 2019 includes contingent rent which totaled $24,000 and $95,000, respectively.

The COVID-19 pandemic and stay-at-home orders have had a significant adverse impact on Metropark’s parking operations.  On July 31, 2020, Metropark and the Company entered into an agreement for revenue sharing at various percentages until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark would be obligated to resume regularly scheduled rental payments under its lease.  Upon resumption of regularly scheduled rent payments, Metropark and the Company will share fifty (50) percent of the revenue in excess of $70,000 until the arrearage has been paid in full.  If prior to payment in full of the arrearage one or more of the lots is removed from the Metropark lease for development, the amount of the then unpaid arrearage in the ratio of the number of parking spaces on the removed lot to the total parking spaces on all lots prior to such lot’s removal shall be deemed paid in full.

For the three months ended September 30, 2020, Metropark paid $11,000 towards the rent due for this period resulting in a receivable of $227,000 which the Company has fully reserved.  The Company will continue to report as revenue only the amount collected from Metropark until their operations return to approximately 80% of pre-pandemic levels.

6.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities are as follows:

	September 30, 2020	December 31, 2019
Deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$361,000	$364,000
Insurance premiums and accrued leasing revenues	16,000	29,000
	377,000	393,000
Deferred tax assets	(142,000)	(83,000)
	$235,000	$310,000

7.	Discontinued operations:

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

In accordance with the Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  Since 1994, the Company and its consultants have continued to work with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation. In February 2020, the Company submitted its revised Remedial Action Work Plan (“RAWP”) to RIDEM and obtained final approval to proceed in April 2020.  Based on remediation cost estimates associated with the revised RAWP submitted in February 2020, which incorporates design changes necessary to meet the requirements of applicable life safety codes, the remediation accrual was increased by $846,000 resulting in an accrual of $1,043,000 at December 31, 2019.  Through September 30, 2020, the Company incurred costs of $187,000 which decreased the amount accrued to $856,000.  The Company anticipates that costs of approximately $480,000 of the amount accrued will be paid in 2021 and beyond.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.

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

Gain on sale of discontinued operations for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Indemnification escrow proceeds	$-	$-	$-	$862,000
Environmental remediation expense	-	-	-	359,000
Gain from discontinued operations before income taxes	-	-	-	503,000
Income tax expense (benefit):
Current	(24,000)	(49,000)	(52,000)	137,000
Deferred	24,000	49,000	52,000	(37,000)
	-	-	-	100,000

Gain from discontinued operations, net of taxes	$-	$-	$-	$403,000

8.	Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash and cash equivalents, receivables and payables, approximate their respective book values because of their short-term nature.  The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

9.	Subsequent events:

At its October 28, 2020 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on November 13, 2020, payable November 24, 2020.

As of November 6, 2020, with the exception of the Metropark Lease and Parcel 20 Lease, all of the Company’s tenants are current in terms of required monthly lease payments.  The total rent arrearage at November 6, 2020 is $309,000 and $13,000, respectively, for Metropark and Parcel 20.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events.  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following:  the ability of the Company to generate adequate amounts of cash; the collectability of the accrued leasing revenues when due over the terms of the long-term land leases; tenant default under one or more of the leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the impact of the COVID-19 pandemic on the economy, parking operations, and the Company’s financial performance; and exposure to remediation costs associated with its former operation of the petroleum storage facility.  The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

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

Cash and cash commitments:

At September 30, 2020, the Company had cash and cash equivalents of $2,008,000.  The Company and its subsidiary each maintain checking and money market account in two banks, all of which accounts are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

Effective July 1, 2019, the Parcel 6A, 6B, and 6C leases provided for a cost of living adjustment of not less than 10%, the effect of which was an aggregate monthly rent increase of $6,100.

On July 30, 2020, the Company received notice that the lessee of Parcel 6C would exercise their right to terminate the ground lease effective August 29, 2020.  On the termination date, the annual rent on Parcel 6C was $220,000 and the annual real estate taxes paid by the lessee equaled $311,000. Upon termination, the real estate taxes became an obligation of the Company.  The Company believes that the assessed value of Parcel 6C by the City of Providence (“City”) is much greater than similar parcels in the Capital Center area and accordingly has filed an appeal with the City’s Tax Assessor.

Through June 30, 2020 all lessees have paid their monthly rent in accordance with their lease agreements except for Metropark.  The coronavirus (COVID-19) pandemic and Rhode Island’s stay-at-home order has had a significant adverse impact on Metropark, the lessee that operates public parking on the Company’s undeveloped parcels.  In mid-March, Metropark closed their lots as there were few parking customers given the stay-at-home order.   The Company does not know when or if Metropark’s operations will return to normal.  Metropark has not fully paid the rent for April through September. The total rent arrearage as of September 30, 2020 is $227,000 and has been fully reserved by the Company. On July 31, 2020, Metropark and the Company entered into an agreement for revenue sharing at various percentages until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark would be obligated to resume regularly scheduled rental payments under its lease.  Upon resumption of regularly scheduled rent payments, Metropark and the Company will share fifty (50) percent of the revenue in excess of $70,000 until the arrearage has been paid in full.  If prior to payment in full of the arrearage one or more of the lots is removed from the Metropark lease for development, the amount of the then unpaid arrearage in the ratio of the number of parking spaces on the removed lot to the total parking spaces on all lots prior to such lot’s removal shall be deemed paid in full.  See Note 9 to the Condensed Consolidated Financial Statements.  Pending this recovery, the Company will continue to recognize Metropark’s rent on a cash basis.

The Company expects that revenue from contingent rent in 2020 will materially decline for both Metropark and Lamar.

Pursuant to an agreement, (the “Sale Agreement”), on February 10, 2017, the Company sold its petroleum storage facility and related assets to Sprague Operating Resources, LLC (“Sprague”).  In accordance with the Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  Since 1994, the Company and its consultants have continued to work with the Rhode Island Department of Environmental Management (“RIDEM”) through the various phases of remediation and are now working to complete the final remediation. In February 2020, the Company submitted its revised Remedial Action Work Plan (“RAWP”) to RIDEM and obtained final approval to proceed in April 2020.  Based on remediation cost estimates associated with the revised RAWP submitted in February 2020, which incorporates design changes necessary to meet the requirements of applicable life safety codes, the remediation accrual was increased by $846,000 resulting in an accrual of $1,043,000 at December 31, 2019.  Through September 30, 2020, the Company incurred costs of $187,000 which decreased the amount accrued to $856,000.  The Company anticipates that costs of approximately $480,000 of the amount accrued will be paid in 2021 and beyond.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.

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

Three months ended September 30, 2020 compared to three months ended September 30, 2019:

Leasing revenues decreased $86,000 from 2019 due principally to the reduction in parking lease payments ($145,000), the termination of the lease of Parcel 6C effective August 29, 2020 ($18,000) offset by a contingent rent adjustment of $77,000 for Lamar in 2019.  Interest income decreased $6,000 due to lower interest rates.

Operating expenses increased $29,000 due principally to property taxes and legal costs associated with the termination of Parcel 6C’s lease effective August 29, 2020.

General and administrative expense decreased $7,000 due to a decline in various operating expenses ($20,000) offset by an increase in payroll and payroll related costs ($13,000).

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019:

Leasing revenue decreased $331,000 from 2019 due to the decline in revenue from Metropark ($345,000) and long-term land leases ($11,000) offset by an increase in revenue from Lamar ($25,000). Interest income declined by $40,000 due to lower interest rates and the receipt of interest earned on the Sprague escrow account in 2019.

Operating expenses increased $12,000 due principally to property taxes and legal costs associated with the termination of Parcel 6C’s lease effective August 29, 2020 ($29,000) offset by lower legal fees associated with tenant insurance compliance reviews ($10,000) and other net decreases of ($7,000).

General and administrative expenses increased $40,000 due principally to increased professional fees ($42,000) related to lease accounting matters and the virtual 2020 Annual Shareholders’ Meeting, increased payroll and payroll related costs ($23,000) offset by other net decreases of $25,000.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2020, filed with the Securities and Exchange Commission on November 6, 2020, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019
(ii) Condensed Consolidated Statements of Income and Shareholders’ Equity for the Three Months and Nine Months ended September 30, 2020 and 2019
(iii) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2020 and 2019
(iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
Chairman and Principal Executive Officer

By	/s/ Susan R. Johnson
Susan R. Johnson
Treasurer and Principal Financial Officer

DATED: November 6, 2020