Form 10-K
period 2020-12-31
CAPITAL PROPERTIES INC /RI/
filed 2021-03-19
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to it management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued it audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☒

As of June 30, 2020, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $24,200,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws).  The Company has no outstanding non-voting common equity.

As of March 2, 2021, the Company had 6,599,912 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on April 28, 2021, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

PART I

FORWARD-LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events.  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following:  the ability of the Company to generate adequate amounts of cash; the collectability of the excess of straight-line over contractual rent when due over the terms of the long-term leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the impact of the COVID-19 pandemic on the economy, parking operations and the Company’s financial performance and exposure to remediation costs associated with its former ownership of a petroleum storage facility.  The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

Item 1.  Business

Organizational History

The Company was organized as a business corporation under the laws of Rhode Island in 1983 as Providence and Worcester Company and is the successor by merger in 1983 to a corporation also named Providence and Worcester Company which was organized under the laws of Delaware in 1979.  In 1984, the Company’s name was changed to Capital Properties, Inc.

Business:

The Company’s principal business is the leasing of Company-owned land in Capital Center (“Capital Center”) and property adjacent to the Capital Center (Parcel 20) in downtown Providence, Rhode Island under long-term ground leases with terms of 99 years or more.  (Hereinafter, the land in Capital Center and Parcel 20 are referred to as parcels within the “Capital Center Area”).  The Company owns approximately 18 acres in Capital Center consisting of 13 individual parcels. The Capital Center (approximately 77 acres of land) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (“Amtrak”) and the Company during the 1980’s in which two rivers, the Moshassuck and the Woonasquatucket, were moved, Amtrak’s Northeast Corridor rail line was relocated, a new Amtrak/commuter railroad station was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area.

Generally speaking, a ground lease is a lease by the owner of the land (in this case, the Company) to the owners/operators of the real estate improvements built thereon (“Ground Leases”).  The Company has not acted, and does not intend to act, as a developer with respect to any Company-owned parcels.

Under our standard Ground Leases, the tenant is responsible for all property related operating expenses, such as real estate taxes, maintenance and insurance as well as all costs associated with the development and construction of the related improvements.  Each lease contains provisions permitting the tenant to develop the parcel under certain terms and conditions and provide for periodic rent increases based on either a specific percentage, consumer price index (“CPI”), appraisal or combination thereof and sometimes includes percentage rent participation (contingent rent).  The Ground Leases also provide that the tenants are responsible for insuring the Company against various hazards and events as well as indemnifying the Company with respect to all of the tenant’s activities on the land.  The leases contain other terms and conditions customary to such instruments.

While seeking developers, the Company also leases Parcels 3E, 3W, 4E and 4W in the Capital Center area for public parking purposes to Metropark, Ltd.

Parcel 20

Parcel 20 consists of a parcel of land adjacent to the Capital Center, part of which is undeveloped and part of which contains a three/four-story 20,000 square foot building (the “Steeple Street Building”).

On May 14, 2018 the Company and the tenant entered into an Amended and Restated Ground Lease. On December 1, 2018, the tenant took possession of Parcel 20 and the Company conveyed title to the Steeple Street Building to the tenant.  In addition to the ground lease rent, for 360 months following December 1, 2018, the tenant is obligated to pay acquisition period rent consisting of monthly payments of $7,471 for the first thirty-six months and monthly payments thereafter of $8,488 plus an amount equal to 1/12th of the product of (a) 5.5% and (b) the difference between (x) $2,750,000 and (y) the aggregate of the prior monthly payments of $8,488.  The Amended and Restated Ground Lease is a triple net lease.

The Amended and Restated Ground Lease for Parcel 20, as it relates specifically to the Steeple Street Building and the land underneath the building, is accounted for as a sales-type lease due to the transfer of title to the Steeple Street Building to the tenant.  The land directly under the Steeple Street Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the tenant is insufficient to recognize the transaction as a sale, in accordance with ASC 360-20 the Company will report the acquisition period rent and an allocable portion of the ground rent collected as deferred revenue on its consolidated balance sheet and will continue to include the property transferred in properties and equipment until the transaction can be reported as a sale in accordance with accounting principles generally accepted in the United States (“GAAP”).  The ground lease of the undeveloped land on Parcel 20 is accounted for as an operating lease, consistent with the Company’s other long-term ground leases.

All of the properties described above are shown on a map contained in Exhibit 20.

Billboard Lease

The Company, through its wholly-owned subsidiary Tri-State Displays, Inc. leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) under a lease which expires in 2049 (the “Lamar Lease”).  All but one of these locations are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and Providence & Worcester Railroad Company (“Railroad”); the remaining location is leased by the Company from a third party with a remaining term of two years.

Lamar has a right of first refusal for additional billboard location sites acquired by the Company in New England and Metropolitan New York City.

The Lamar lease provides, among other things for annual base rent increases of 2.75% in June for each leased billboard location and participation in the revenue generated by each billboard, as defined in the agreement. The Lamar lease contains other terms and conditions customary to such instruments.

A summary of the long-term leases which have commenced is as follows:

Parcels in Capital Center Area
Parcel Number	Type of Building (s)	Building Gross Square Feet	Number of Residential Units	Term of Lease (Years)	Termination Date	Options to Extend Lease	Current Annual Contractual Rent		Next Periodic Rent Adjustment	Annual Rent After Next Adjustment or Type of Next Adjustment

2	17-story & 19-story Residential and	307,000	193	103	2108	Two 75-Year	$503,000		2023	COLA
	13-story Office	325,000

3S	13-story Office	235,000		99	2087	None	$618,000		2024	$788,000

5	8-story Residential	454,000	225	149	2142	None	$540,000	*	2033	Appraisal

6A	4-6 story Residential	120,000	96	99	2107	Two 50-Year	$367,000		2024	$404,000

6B	2-6 story Residential	248,000	169	99	2107	Two 50-Year	$214,000		2024	$235,000

7A	Underground Public Parking Garage	99	330 parking spaces	99	2104	Two 75-Year	$164,000		2022	COLA

8	4-story Office	114,000		99	2090	None	$290,000	*	2025	COLA

9	10-story Office	210,000		149	2153	None	$378,000		2021	$397,000

20	3-11 story Planned Office/Residential			99	2117	Five 10-Year	$66,600		2021	$133,000
	& 3-4 story Historic Office	20,000

Billboard Lease
NA	Billboard			39	2049	**	$966,000	***	2021	$993,000

COLA	Cost-of-living adjustment

*	Lease provides for rent participation (contingent rent) equal to 1% of Gross Revenue.
**	Lease term is extended for four (4) years if an electronic billboard is constructed on a leased location.
***	Lease provides for rent participation equal to 30% of Revenue, as defined in the agreement for each standard billboard and 20% of Revenue for each electronic billboard.

Major tenants:

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s leasing revenues for the years ended December 31, 2020 and 2019:

	2020	2019
Lamar Outdoor Advertising, LLC	$1,105,000	$1,073,000
Avalon Properties, Inc.	620,000	623,000
1701 R.C. Sarasota Invest, LLC	618,000	618,000
Waterplace Condominiums	503,000	503,000
Metropark, LTD	163,000	643,000
	$3,009,000	$3,460,000

Competition

The Company competes for tenants with other owners of undeveloped real property in downtown Providence.  The Company maintains no listing of other competitive properties and will not engage in a competitive bid arrangement with proposed developers.  The Company’s refusal to sell the land that it owns may restrict the number of interested developers.

Employees

As of December 31, 2020, the Company has three employees.

Environmental

Prior to February 2017, the Company operated a petroleum storage facility (“Terminal”) through two of its wholly owned subsidiaries.  On February 10, 2017, the Terminal was sold to Sprague Operating Resources, LLC (“Sprague”) which results in the Terminal’s operations being classified as discontinued operations for all periods presented.  As part of the Terminal Sale Agreement, the Company agreed to complete the environmental remediation and pay for the costs related to a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.   In February 2020, the Company filed a revised Remediation Action Work Plan (“RAWP”) with Rhode Island Department of Environmental Management (“RIDEM”) to incorporate technical details associated with the preferred remedial activities and to update the 2018 RAWP.  In 2019 the Company incurred costs of $293,000 and, as a result of the proposed remediations included in the 2020 RAWP, the accrual was increased by $846,000 primarily due to design changes necessary to meet the requirements of applicable life safety codes resulting in an environmental remediation liability of $1,043,000 at December 31, 2019.  In 2020, the Company incurred costs of $553,000 resulting in an environmental remediation liability of $490,000 at December 31, 2020.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in Company’s consolidated income statement as income or expense from discontinued operations.

Insurance

The Company maintains what management believes to be adequate levels of insurance.

Item 2.  Properties

The Company owns approximately 18 acres in the Capital Center Area in Providence, Rhode Island.  With the exception of Parcel 6C, all of the Company’s real property is leased either under long-term leases or short-term leases as more particularly described in Item 1, Business.  Effective August 29, 2020, the Parcel 6C lease was terminated by the tenant.  The Company also owns or controls 23 locations on which 44 billboard faces have been constructed.  All but one of these locations are owned by the Company under permanent easements from the Railroad; the remaining location is leased from an unrelated third party with a remaining term of two years.

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

	Trading Prices		Dividends
	High	Low	Declared
2020
1st Quarter	$16.50	$12.07	$0.07
2nd Quarter	15.05	11.20	-	*
3rd Quarter	15.00	12.10	0.07
4th Quarter	14.70	12.35	0.07

2019
1st Quarter	$15.43	$13.91	$0.07
2nd Quarter	16.49	13.50	0.07
3rd Quarter	16.10	13.57	0.07
4th Quarter	16.35	15.00	0.24	**

* Not declared due to uncertainty of potential coronavirus pandemic impact on Company.
** Includes Special Dividend of $0.17 in 2019.

At March 2, 2021, there were 334 holders of record of the Company’s Class A Common Stock.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements are prepared in accordance with GAAP.  The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted.  See Note 7, “Discontinued operations and environmental incident” in the accompanying Consolidated Financial Statements for further discussion of these operations.

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

The Company’s long-term leases (land and billboard) have original terms of 30 to 149 years.  The Company follows generally accepted accounting principles (“GAAP”) in accounting for its leases by recognizing rental income on the straight-line basis over the term of the leases.  Where the straight-line income exceeds the actual contractual payments (“Excess”), the Company evaluates the collectability of the entire stream of remaining lease payments on a lease-by-lease basis.  If the remaining lease payments are not deemed to be probable of collection, in accordance with GAAP, lease revenue is recorded at the lower of straight-line rental income or the contractual amount paid.

The number of years remaining on the Company’s leases range from twenty-nine (29) years to one hundred-thirty-three (133) years with total rent yet to be collected (without regard to CPI and appraisal adjustments) under the lease ranging from $10.4 million to $364.2 million.  Given the length of the remaining lease term and the magnitude of the amount yet to be collected, along with the consideration of other factors, the Company has concluded that the remaining stream of lease payments is not probable of collection and as such, reports lease revenue based on the contractual amount paid.

2.	Liquidity and capital resources:

Historically, the Company generates adequate liquidity to fund its operations.

Cash and cash commitments:

At December 31, 2020, the Company had cash and cash equivalents of $1,642,000.  At December 31, 2020 and 2019, cash equivalents consist of money market accounts totaling $1,555,000 and $1,039,000, respectively.  The Company and its subsidiary each maintain checking and money market accounts in two financial institutions, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

Under the terms of each applicable long-term land lease, the contractual rent adjustments for the last two year were:

Parcel Number	Monthly Increase	Effective Date of Increase	Type of Adjustment
Parcels 6A, 6B and 6C	$6,100	July 2019	10%
Parcel 3S	$0	October 2019	2019 Appraisal resulted in no rent increase
Parcel 20	$2,800	June 1, 2020	Base ground rent increase

On July 30, 2020, the Company received notice that the tenant of Parcel 6C exercised its right to terminate the ground lease effective August 29, 2020.  On the termination date, the annual rent on Parcel 6C was $220,000 and the annual real estate taxes paid by the tenant were $311,000. Upon termination, the real estate taxes became an obligation of the Company effective with the taxes assessed as on December 31, 2020.  The Company believes that the assessed value of Parcel 6C as contained in a tax treaty between the City of Providence (“City”) and the tenant is much greater than similar parcels in the Capital Center area.  The Company is not a party to the tax treaty.  Accordingly, the Company has commenced negotiations with the City for a lower assessment.

Through March 10, 2021 all tenants have paid their monthly rent in accordance with their lease agreements except for Metropark, the tenant that operates public parking on the Company’s undeveloped parcels other than Parcel 6C.   The coronavirus (COVID-19) pandemic and Rhode Island’s stay-at-home order has had a significant adverse impact on Metropark.  The Company does not know when or if Metropark’s operations will return to normal.  Metropark has not fully paid the rent for April 2020 through March 2021.  The total rent arrearage as of December 31, 2020 is $340,000 and has been fully reserved by the Company. On July 31, 2020, Metropark and the Company entered into an agreement for revenue sharing at various percentages until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark would be obligated to resume regularly scheduled rental payments under its lease.  Upon resumption of regularly scheduled rent payments, Metropark and the Company will share fifty (50) percent of the revenue in excess of $70,000 until the arrearage has been paid in full.  If prior to payment in full of the arrearage one or more of the lots is removed from the Metropark lease for development, the amount of the then unpaid arrearage in the ratio of the number of parking spaces on the removed lot to the total parking spaces on all lots prior to such lot’s removal shall be deemed paid in full.  Pending this recovery, the Company will continue to recognize Metropark’s rent on a cash basis.

The Company expects that revenue from Metropark will continue to be recognized on a cash basis all of 2021 and that the 2021 contingent rent from Lamar may be significantly less than the $139,000 received in 2020.

In February 2019, the Company received the final escrow disbursement ($862,000) from the sale of the Terminal.

The Terminal Sale Agreement and related documentation provides that the Company is required to secure an approved remediation plan and to remediate contamination caused by a leak in 1994 from a storage tank at the Terminal. At December 31, 2020, the Company’s accrual for the remaining cost of remediation was $490,000 of which $95,000 is expected to be incurred in 2021. On March 9, 2021, the Company commenced operation of the remediation system.  The Terminal Sale Agreement also contained a cost sharing provision for a breasting dolphin whereby any costs incurred in connection with the construction of the breasting dolphin in excess of the initial estimate of $1,040,000 would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate subject to the sharing arrangement. In November 2019, the Company received a demand letter from Sprague asserting that they were owed $427,000, which amount represents 50% of the actual costs incurred ($1,894,008) in excess of $1,040,000.  The Company asserts that its obligation cannot exceed $104,000.  See Note 7, “Discontinued operations and environmental incident” in the accompanying Consolidated Financial Statements.  The Company and Sprague have agreed to engage in mediation with respect to Sprague’s claim.  The mediation is currently scheduled for late April 2021.

In 2020, the Company declared and paid dividends of $1,386,000 or $0.21 per share.

The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:

Continuing operations:

Revenue, leasing from continuing operations decreased $528,000 from 2019 due principally to a decrease in rent associated with Metropark ($480,000), the termination of the Parcel 6C lease ($60,000), a decline in contingent rent applicable to long-term leases ($20,000) offset by an increase in rent (contractual and contingent rent) from Lamar ($32,000).

Operating expenses increased $53,000 due principally to: increased property tax expense and legal costs due to the termination of the Parcel 6C lease ($71,000) offset by a decrease in various other expenses ($18,000).

General and administrative expense increased $39,000 due principally to payroll and payroll related costs ($30,000) as a result of cost-of-living increases and increased medical costs, increased professional fees related to accounting ($53,000) offset by a decrease in legal fees ($38,000) and a net decrease in various other expenses ($6,000).

For the year ended December 31, 2020 and 2019, the Company’s effective income tax rate is 27% and 28% of income from continuing operations.

Item 8.  Financial Statements and Supplementary Data

CAPITAL PROPERTIES, INC. AND SUSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Capital Properties, Inc.

Providence, Rhode Island

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income and retained earnings, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company derives revenue from long-term leases with original terms ranging from 39 years to 149 years.  Effective January 1, 2019 the Company adopted ASC 842, Leases, and elected the “package of practical expedients” which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification, and initial indirect costs and determined that all pre-existing leases were properly accounted for as operating.  The long-term leases contain periodic rent increases based on either a specific percentage, market appraisals, changes in the consumer price index or combination thereof.  In accordance with generally accepted accounting principles, lease income should be recognized on a straight-line basis.  Where straight-line income exceeds the actual contractual payments (the “Excess”), the Excess should only be recognized to the extent it is collectible.  In accordance with ASC 842, if collectability of the lease payments is not probable, lease income shall be limited to the lesser of the income that would be recognized in accordance with ASC 842 (straight-line basis) or the actual lease payment, including variable payments that have been collected from the lessee.  The Company evaluates the entire stream of remaining lease payments on a lease-by-lease basis.  Analysis of collectability from the lessee (tenant) is subjective and complex and is dependent on many factors including historical experience and the creditworthiness of the tenant.  The creditworthiness of the tenant can, and often is, significantly influenced by major factors including the creditworthiness of multiple sub-tenants.  The inability to access reliable credit information on all parties impacting the probability of collection creates a collectability constraint.  Management updates its collectability analysis of long-term leases annually and has determined that collection of the entire remaining stream of remaining lease payments is not probable.  Accordingly lease revenue, including variable payments, is recorded when received from the lessee.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the recognition of long-term lease revenue on a straight-line basis included the following, among others:

•	We tested the effectiveness of controls over lease revenue recognition, including managements analysis of and conclusions regarding collection probability.
•	We evaluated the application of the Company’s accounting policies in the context of the applicable accounting standards (ASC842) as adopted on January 1, 2019.
•	We evaluated the appropriateness and consistency of methods and assumptions used by management to determine and support its collection probability conclusion.
•	We considered changes in the lease terms, including tenant payment patterns or other information, and determined such information was properly considered by management in its analysis.

/s/ Stowe & Degon, LLC

We have served as the Company’s auditor since 2016.

Westborough, Massachusetts

March 19, 2021

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS

Properties and equipment (net of accumulated depreciation) (Note 3)	$6,756,000	$6,849,000
Cash and cash equivalents	1,642,000	1,262,000
Prepaid and other	149,000	206,000
Deferred income taxes, discontinued operations	132,000	282,000
	$8,679,000	$8,599,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$210,000	$157,000
Other	563,000	504,000
Deferred income taxes, net	234,000	310,000
Environmental remediation accrual, discontinued operations (Note 7)	490,000	1,043,000
	1,497,000	2,014,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,334,000	5,737,000
	7,182,000	6,585,000

	$8,679,000	$8,599,000

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	December 31,
	2020	2019
Revenue and other income:
Revenue, leasing	$4,585,000	$5,113,000
Other income, interest	8,000	56,000
	4,593,000	5,169,000
Expenses:
Operating	567,000	514,000
General and administrative	1,309,000	1,270,000
	1,876,000	1,784,000

Income from continuing operations before income taxes	2,717,000	3,385,000

Income tax expense (benefit):
Current	810,000	979,000
Deferred	(76,000)	(28,000)
	734,000	951,000

Income from continuing operations	1,983,000	2,434,000

Gain on sale of discontinued operations, net of taxes (Note 7)	-	48,000

Net income	1,983,000	2,482,000

Retained earnings, beginning	5,737,000	6,225,000
Dividends on common stock based upon 6,599,912 shares outstanding	(1,386,000)	(2,970,000)
Retained earnings, ending	$6,334,000	$5,737,000

Basic income per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.30	$0.37
Discontinued operations	-	0.01
Total basic income per common share	$0.30	$0.38

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2020	2019
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$1,983,000	$2,434,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	93,000	102,000
Deferred income taxes	(76,000)	(28,000)
Changes in assets and liabilities:
Prepaid and other	57,000	91,000
Property taxes and other	10,000	(62,000)
Net cash provided by operating activities, continuing operations	2,067,000	2,537,000

Cash flows from investing activities, continuing operations, proceeds from
Deferred revenue, Parcel 20	102,000	97,000

Discontinued operations:
Proceeds from sale of assets	-	862,000
Cash used to settle obligations	(553,000)	(261,000)
Noncash adjustment to gain on sale of discontinued operations	150,000	(150,000)
	(403,000)	451,000
Net cash provided by (used in) investing activities	(301,000)	548,000

Cash flows from financing activities, payment of dividends	(1,386,000)	(2,970,000)

Increase in cash and cash equivalents	380,000	115,000
Cash and cash equivalents, beginning	1,262,000	1,147,000
Cash and cash equivalents, ending	$1,642,000	$1,262,000

Supplemental disclosures:
Cash paid for:
Income taxes:
Continuing operations	$696,000	$867,000
Discontinued operations, sale of assets	-	118,000
	$696,000	$985,000

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

1.	Description of business:

The operations of Capital Properties, Inc. and its wholly-owned subsidiary, Tri-State Displays, Inc. (collectively “the Company”) consist of the long-term leasing of certain of its real estate interests in the Capital Center area in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of the parking garage and Parcel 20) and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon.  The Company anticipates that the future development of its remaining properties in the Capital Center area will consist primarily of long-term ground leases.  Pending this development, the Company leases these undeveloped parcels (other than Parcel 6C) for public parking to Metropark, Ltd.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents include money market accounts totaling $1,555,000 and $1,039,000, at December 31, 2020 and 2019, respectively.  The Company and its subsidiary each maintain a checking and money market account in two banks, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company has not experienced any losses in such accounts.

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

Certain of the Company’s long-term leases (land and billboard) provide for presently known scheduled rent increases over the remaining terms (29 to 134 years). The Company follows GAAP in accounting for leases by recognizing leasing revenue on the straight-line basis over the terms of the leases; however, the Company does not report as revenue that portion of such straight-line rentals which management is unable to conclude is realizable (collectible) due to the magnitude of the remaining lease payments to be collected, the length of the lease terms and other related uncertainties.

The Company reports contingent revenue in the period in which the factors occur on which the contingent payments are predicated.

Income taxes:

The Company and its subsidiary file consolidated income tax returns.

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

Recently adopted accounting pronouncements:

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company adopted the new standard effective January 1, 2020, and the provision of ASU 2018-13 did not have a material effect on our consolidated financial statements.

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

3.	Properties and equipment:

Properties and equipment consist of the following:

	Estimated Useful	December 31,
	Life in Years	2020	2019

Land and land improvements on lease or held for lease		$4,010,000	$4,010,000
Steeple Street property under contract (Note 5)	30	3,011,000	3,011,000
Office equipment	5-10	67,000	67,000
		7,088,000	7,088,000
Less accumulated depreciation:
Land improvements on lease or held for lease		93,000	87,000
Steeple Street property under contract (Note 5)		172,000	86,000
Office equipment		67,000	66,000
		332,000	239,000
		$6,756,000	$6,849,000
4.	Liabilities, other:

Liabilities, other consist of the following:

	December 31,
	2020	2019
Deferred revenue, Parcel 20	$199,000	$97,000
Accrued professional fees	152,000	149,000
Deposits and prepaid rent	121,000	119,000
Accrued payroll and related costs	75,000	111,000
Other	16,000	28,000
	$563,000	$504,000

5.	Description of leasing arrangements:

Long-term land leases:

Through December 31, 2020, excluding Parcel 6C, the Company had entered into nine long-term land leases.  On July 30, 2020 the tenant of Parcel 6C exercised its right to terminate its lease effective August 29, 2020.  As of December 31, 2020, eight of the nine parcels under lease have completed construction of improvements thereon.  The leases generally have a term of 99 years or more, are triple net, and provide for periodic adjustment in rent of various types depending on the particular lease, and otherwise contain terms and conditions normal for such instruments.

On May 14, 2018, the Company and the tenant of Parcel 20 entered into an Amended and Restated Ground Lease (“Lease”). On December 31, 2018, the tenant took possession and the Company conveyed title to the existing building.  In addition to the ground lease rent, for 360 months following December 1, 2018, the tenant is obligated to pay acquisition period rent as defined in the Lease.

The Lease, as it relates specifically to the Parcel 20 Steeple Street Building (“Building”), was accounted for as a sales-type lease due to the transfer of the Building to the tenant.  The land directly under the Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the tenant is and continues to be insufficient to recognize the transaction as a sale, in accordance with ASC 360-20, the Company will report the acquisition period rent and an allocable portion of the ground rent collected as deferred revenue on its consolidated balance sheet and will continue to include the property transferred in properties and equipment.  When the Company determines that the tenant’s investment is sufficient or payments can be reasonably assured, the sale will be recognized in accordance with GAAP.  The long-term ground lease of the land on Parcel 20 (exclusive of the Building) is accounted for as an operating lease, consistent with the Company’s other long-term ground leases.

Minimum future contractual rental payments to be received from the sales-type lease on Parcel 20 as of December 31, 2020 are:

Year ending December 31,
2021	$128,000
2022	281,000
2023	275,000
2024	270,000
2025	264,000
2026 - 2153	4,610,000
$5,828,000

Under the nine land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements.  Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. For the years ended December 31, 2020 and 2019, the real property taxes attributable to the Company’s land under leases were $1,261,000 and $1,302,000, respectively.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $99,000 and $119,000 for the years ended December 31, 2020 and 2019, respectively.

With respect to Parcel 6C lease, on the termination date the annual rent was $220,000 and annual real estate taxes paid by the tenant equaled $311,000. The Company believes that the assessed value of Parcel 6C as agreed to by the City of Providence (“City”) and the former tenant of Parcel 6C is much greater than similar parcels in the Capital Center area and accordingly, the Company has commenced negotiations with the City to reduce the assessment.

Lamar lease:

Tri-State Display’s, Inc., leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2049.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2020 and 2019, the percentage rent totaled $139,000 and $133,000, respectively, which amounts are included in operating revenues on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2020 and 2019.

Parking lease:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area (other than Parcel 6C) for public parking purposes to Metropark under a ten-year lease.    The lease is cancellable as to all or any portion of the leased premises at any time on thirty day’s written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.  The parking lease provides for contingent rent based on a fixed percentage of gross revenue in excess of the base rent as defined in the agreement.  For the year ended December 31, 2020, revenue includes a $34,000 reduction due to the revision of the estimate of 2019’s contingent rent.  Contingent rent was $119,000 for the years ended December 31, 2019.

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

At December 31, 2020 the receivable from Metropark equaled $340,000 and was fully reserved.  The Company will continue to recognize Metropark’s rent on a cash basis.

Minimum future contractual rental payments, inclusive of presently known scheduled rent increases to be received from non-cancellable long-term leases as of December 31, 2020 are:

Year ending December 31,
2021	$4,167,000
2022	4,222,000
2023	4,250,000
2024	4,350,000
2025	4,537,000
2026 - 2153	800,119,000
$821,645,000

Historically, the Company has made financial statement footnote disclosure of the excess of straight-line rentals over contractual payments and its determination of collectability of such excess. Included in the amount of the excess were payments which under ASC 842 are deemed variable payments. As part of its ongoing review of the requirements of ASC 842, the Company has concluded that under ASC 842 variable rental payments should not be included in the straight-line rental amount.  To the extent the Company determines that the excess of straight-line rentals over contractual payments is not collectible, such excess is not recognized as revenue. Consistent with prior conclusions, the Company has determined that, at this time, the excess of straight-line rentals over contractual payments is not probable of collection.  Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of December 31, 2020 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $82,938,000.

In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon, subject to the right of any leasehold mortgagee to enter into a new lease with the Company with the same terms and conditions as the lease in default.

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s revenues for the years ended December 31, 2020 and 2019:

	2020	2019
Lamar Outdoor Advertising, LLC	$1,105,000	$1,073,000
Avalon Properties, Inc.	620,000	623,000
1701 R.C. Sarasota Invest, LLC	618,000	618,000
Waterplace Condominiums	503,000	503,000
Metropark, LTD	163,000	643,000
	$3,009,000	$3,460,000

6.	Income taxes, continuing operations:

For the years ended December 31, 2020 and 2019, income tax expense (benefit) from continuing operations is comprised of the following components:

	2020	2019
Current:
Federal	$598,000	$699,000
State	212,000	280,000
	810,000	979,000
Deferred:
Federal	(57,000)	(22,000)
State	(19,000)	(6,000)
	(76,000)	(28,000)
	$734,000	$951,000

For the years ended December 31, 2020 and 2019, a reconciliation of the income tax provision from continuing operations as computed by applying the United States income tax rate of 21% to income before income taxes is as follows:

	2020	2019
Computed "expected" tax	$570,000	$711,000
Increase in "expected" tax resulting from state income tax, net of federal income tax benefit	141,000	207,000
Nondeductible expenses and other	23,000	33,000
	$734,000	$951,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences from continuing operations which give rise to deferred tax assets and liabilities were as follows:

	2020	2019
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$361,000	$364,000
Accounts receivable	98,000	-
Deferred income - conversion to cash basis of accounting for tax purposes	56,000	-
Insurance premiums and accrued leasing revenues	19,000	29,000
	534,000	393,000
Gross deferred tax assets:
Allowance for doubtful accounts	(91,000)	-
Prepaid rent	(24,000)	(16,000)
Accounts payable and accrued expenses	(75,000)	(41,000)
Accrued property taxes	(56,000)	-
Deferred income, Parcel 20	(54,000)	(26,000)
	(300,000)	(83,000)
	$234,000	$310,000

7.	Discontinued operations and environmental incident:

Prior to February 2017, the Company operated a petroleum storage facility (“Terminal”) through two of its wholly owned subsidiaries.  On February 10, 2017, the Terminal was sold to Sprague Operating Resources, LLC (“Sprague”). In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the Terminal is accounted for as a discontinued operation.

Pursuant to the Terminal Sale Agreement, the Sale Price was reduced by $1,040,000, the estimated cost of a breasting dolphin to be constructed by Sprague adjacent to the Pier in order that the Pier can berth Panamax sized vessels and $1,725,000 of the Sale Price was placed in escrow to secure the Company’s indemnity obligations under the Sale Agreement.  In February 2019 the Company received the final escrow disbursement ($862,000) from the sale of the Terminal, which amount is included in net gain from sale of discontinued operation on the accompanying consolidated statement of income and retained earnings.

As part of the Terminal Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  In February 2020, the Company filed a revised Remediation Action Work Plan (“RAWP”) with the Rhode Island Department of Environmental Management (“RIDEM”) to describe the technical details associated with the preferred remedial activities and to update the previously filed RAWP.  In 2019, the Company incurred remediation costs of $293,000 and, as a result of the revised remedial activities included in the 2020 RAWP, the remediation accrual was increased by $846,000 primarily due to design changes necessary to meet the requirements of applicable life safety codes resulting in an environmental remediation liability of $1,043,000 at December 31, 2019. In 2020, the Company incurred costs of $553,000 which reduced the remediation liability to $490,000 at December 31, 2020.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.   On March 9, 2021, the Company commenced operation of the remediation system.

The Terminal Sale Agreement also contained a cost sharing provision for the breasting dolphin whereby any cost incurred in connection with the construction of the breasting dolphin in excess of the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate, subject to a sharing arrangement. In November 2019, the Company received a demand letter from Sprague asserting that they were owed $427,000, which amount represents 50% of the actual costs incurred ($1,894,008) in excess of $1,040,000.  The Company asserts that its obligation cannot exceed $104,000. The Company and Sprague have agreed to engage in mediation with respect to Sprague’s claim.  The mediation is currently scheduled for late April 2021.

The net gain from sale of discontinued operations as of December 31, 2020 and 2019, was calculated as follows:

	December 31,
	2020	2019
Indemnification escrow proceeds	$-	$862,000
Environmental remediation expense	-	846,000
Gain from discontinued operations before income taxes	-	16,000
Income tax expense (benefit):
Current	(150,000)	118,000
Deferred	150,000	(150,000)
	-	(32,000)
Gain from discontinued operations, net of taxes	$-	$48,000

8.	Subsequent event:

At its January 27, 2021 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on February 12, 2021, payable February 26, 2021.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “2013 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2020.

Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2020, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “2013 Internal Control-Integrated Framework.”

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2021 Annual Meeting of Shareholders to be filed with the SEC.

The following are the executive officers of the Registrant:

Name	Age	Office Held at Capital Properties, Inc.	Date of First Election to Office
Robert H. Eder	88	Chairman/President	1995
Susan R. Johnson	61	Treasurer	2017
Stephen J. Carlotti	78	Secretary	1998

All officers hold their respective offices until their successors are duly elected and qualified.  Mr. Carlotti is a partner in the law firm, Hinckley, Allen & Snyder LLP, which firm provides legal services to the Company.

Code of Ethics:

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and its subsidiary including the Principal Executive Officer and the Treasurer (who is both the principal accounting and financial officer), which meets the requirement of a “code of ethics” as defined in Item 406 of Regulation S-K.  The Company will provide a copy of the Code to shareholders pursuant to any request directed to the Treasurer at the Company’s principal offices.  The Company intends to disclose any amendments to, or waiver of, any provisions of the Code for the Principal Executive Officer or Treasurer, or any person performing similar functions.

The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) and (c)	The consolidated financial statements are included in Item 8.
(b)	Exhibits:

2.1

Asset Purchase Agreement, dated January 24, 2017, by and among Capital Properties, Inc., Dunellen, LLC, Capital Terminal Company and Sprague Operating Resources LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s report on Form 8-K filed on January 26, 2017)*

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
(ii) Letter Agreement dated July 31, 2020 between the Company and Metropark, Ltd. modifying the obligations of Metropark.

20		Map of the Company's parcels in Downtown Providence, Rhode Island

21		Subsidiary of the Company

31.1		Rule 13a-14(a) Certification of Chairman and Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1		Certification of Chairman and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 19, 2020, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of December 31, 2020 and 2019

(ii) Consolidated Statements of Income and Retained Earnings for the Years ended December 31, 2020 and 2019

(iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2020 and 2019

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

DATED: March 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	March 19, 2021
Robert H. Eder
Chairman/President, Director and
Principal Executive Officer

/s/ Susan R. Johnson	March 19, 2021
Susan R. Johnson
Treasurer, Principal Financial Officer
and Principal Accounting Officer

/s/ Alfred J. Corso	March 19, 2021
Alfred J. Corso
Director

/s/ Steven G. Triedman	March 19, 2021
Steven G. Triedman
Director