Form 10-Q
period 2021-03-31
CAPITAL PROPERTIES INC /RI/
filed 2021-05-05
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of March 31, 2021, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS

Properties and equipment (net of accumulated depreciation)	$6,734,000	$6,756,000
Cash and cash equivalents	1,792,000	1,642,000
Prepaid and other	171,000	101,000
Prepaid income taxes	-	48,000
Deferred income taxes associated with discontinued operations (Note 8)	119,000	132,000
	$8,816,000	$8,679,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$250,000	$210,000
Other	712,000	563,000
Income taxes payable	124,000	-
Deferred income taxes, net	190,000	234,000
Liability associated with discontinued operations (Note 8)	437,000	490,000
	1,713,000	1,497,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,255,000	6,334,000
	7,103,000	7,182,000
	$8,816,000	$8,679,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue and other income:
Leasing revenue	$1,048,000	$1,191,000
Other income, interest	-	4,000
	1,048,000	1,195,000
Expenses:
Operating	164,000	120,000
General and administrative	353,000	313,000
	517,000	433,000

Income from operations before income taxes	531,000	762,000

Income tax expense (benefit):
Current	192,000	214,000
Deferred	(44,000)	(15,000)
	148,000	199,000

Net income	383,000	563,000

Retained earnings, beginning	6,334,000	5,737,000
Dividends on common stock ($.07 per share)
based upon 6,599,912 shares outstanding	(462,000)	(462,000)
Retained earnings, ending	6,255,000	5,838,000
Class A common stock	66,000	66,000
Capital in excess of par	782,000	782,000
Shareholders' equity, ending	$7,103,000	$6,686,000

Basic income per common share based upon 6,599,912 shares outstanding	$0.06	$0.09

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$383,000	$563,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	22,000	23,000
Deferred income taxes	(44,000)	(15,000)
Income taxes	172,000	192,000
Other, net changes in prepaids, property tax payable and other	93,000	38,000
Net cash provided by operating activities, continuing operations	626,000	801,000

Cash flows from investing activities:
Continuing operations:
Deferred revenue	26,000	24,000
Discontinued operations:
Cash used to settle obligations	(53,000)	(50,000)
Noncash adjustment to gain on sale of discontinued operations	13,000	15,000
Net cash (used in) discontinued operations	(40,000)	(35,000)
Net cash (used in) investing activities	(14,000)	(11,000)

Cash flows used in financing activities, payment of dividends	(462,000)	(462,000)

Increase in cash and cash equivalents	150,000	328,000
Cash and cash equivalents, beginning	1,642,000	1,262,000
Cash and cash equivalents, ending	$1,792,000	$1,590,000

Supplemental disclosure:
Cash paid for income taxes	$7,000	$8,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

1.	Description of business:

The operations of Capital Properties, Inc. and its wholly-owned subsidiary, Tri-State Displays, Inc. (collectively “the Company”) consist of the long-term leasing of certain of its real estate interests in and adjacent to the Capital Center area in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of the parking garage and Parcel 20) and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon.  The Company anticipates that the future development of its remaining properties in the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these undeveloped parcels (other than Parcel 6C) for public parking to Metropark, Ltd.

2.	Basis of presentation and summary of significant accounting policies:

Principles of consolidation:

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements.  The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K for the year ended December 31, 2020.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2021 and the results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020.

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

3.	Properties and equipment:

Properties and equipment consist of the following:

	March 31, 2021	December 31, 2020
Properties on lease or held for lease:
Land and land improvements	$4,010,000	$4,010,000
Steeple Street property under contract (see Note 6)	3,011,000	$3,011,000
Office equipment	67,000	67,000
	7,088,000	7,088,000
Less accumulated depreciation:
Land improvements on lease or held for lease	93,000	93,000
Steeple Street property under contract (see Note 6)	194,000	172,000
Office equipment	67,000	67,000
	354,000	332,000
	$6,734,000	$6,756,000

4.	Liabilities, other:

Liabilities, other consist of the following:

	March 31, 2021	December 31, 2020
Deferred revenue, Parcel 20	$225,000	$199,000
Accrued professional fees	129,000	152,000
Deposits and prepaid rent	236,000	121,000
Accrued payroll and related costs	75,000	75,000
Other	47,000	16,000
	$712,000	$563,000

5.	Note Payable - Revolving Credit Line:

In March 2021, the Company entered into a financing agreement (“Agreement) with BankRI that provides for a revolving line-of-credit (“Line”) with a maximum borrowing capacity of $2,000,000 through March 2024.   Amounts outstanding under the Agreement bear interest at the rate of the one-month LIBOR plus 200 basis points but not less than 3.25% or, at the option of the Company, the Wall Street Journal Prime Rate. The Line is secured by a First Mortgage on Parcel 5 in the Capital Center District in Providence, Rhode Island (the “Property”).  The Line requires the maintenance of a debt service coverage ratio of not less than 1.25 to 1.0 on the Property and 1.20 to 1.0 for the Company. The Agreement contains other restrictive covenants, including, among others, a $250,000 limitation on the purchase of its outstanding capital stock in any twelve-month period. No advances have been made under the Line.

6.	Description of leasing arrangements:

Long-term land leases:

Through March 31, 2021, excluding the Parcel 6C lease, the Company had entered into nine long-term land leases.  On July 30, 2020 the tenant of Parcel 6C exercised its right to terminate its lease effective August 29, 2020. As of March 31, 2021, 2020, eight of the nine parcels under lease have completed construction of improvements thereon.  The leases generally have a term of 99 years or more, are triple net and provide for periodic adjustment in rent of various types depending on the particular lease, and otherwise contain terms and conditions normal for such instruments

The Parcel 20 Steeple Street Building (“Building”) lease was accounted for as a sales-type lease due to the transfer of the Building to the tenant.  The land directly under the Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the tenant is and continues to be insufficient to recognize the transaction as a sale, in accordance with ASC 360-20, the Company will report the acquisition period rent and an allocable portion of the ground rent collected as deferred revenue on its consolidated balance sheet and will continue to include the property transferred in properties and equipment.  When the Company determines that the tenant’s investment is sufficient or payments can be reasonably assured, the sale will be recognized in accordance with GAAP.  The long-term ground lease of the land on Parcel 20 (exclusive of the Building) is accounted for as an operating lease, consistent with the Company’s other long-term ground leases.

Under the nine land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements.  Accordingly, real property taxes payable by the tenants are excluded from both leasing revenues and leasing expenses on the accompanying condensed consolidated statements of income and shareholders’ equity.  For the three months ended March 31, 2021 and 2020, real property taxes attributable to the Company’s land under these leases totaled $263,000 and $341,000, respectively.

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

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $21,000 and $25,000 for the three months ended March 31, 2021 and 2020, respectively.

Lamar lease:

Tri-State Displays Inc. leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2049.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1 (each 12-month period a “Lease Year”), Lamar must pay to the Company within thirty days after the close of the Lease Year, 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such Lease Year, reduced by the sum of (a) commissions paid to unrelated third parties and (b) base rent for each leased billboard for location for such Lease Year (“percentage rent”).

Parking lease:

The Company leases the undeveloped parcels of land in the Capital Center area (other than Parcel 6C) for public parking purposes to Metropark under a ten-year lease (the “Parking Lease”).  The lease is cancellable as to all or any portion of the leased premises at any time on thirty days’ written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.  The Parking Lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent).   There was no contingent rent for the three months ended March 31, 2021 and revenue for the three months ended March 31, 2020 was reduced by $34,000 due to the revision of the estimate of 2019’s contingent rent.

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

At March 31, 2021 the receivable from Metropark equaled $472,000 and was fully reserved.  The Company will continue to recognize Metropark’s rent on a cash basis.

Historically, the Company has made financial statement footnote disclosure of the excess of straight-line rentals over contractual payments and its determination of collectability of such excess. Included in the amount of the excess were payments which under ASC 842 are deemed variable payments. As part of its ongoing review of the requirements of ASC 842, the Company has concluded that under ASC 842 variable rental payments should not be included in the straight-line rental amount.  To the extent the Company determines that, with respect to any of its leases, the excess of straight-line rentals over contractual payments is not collectible, such excess is not recognized as revenue. Consistent with prior conclusions, the Company has determined that, at this time, the excess of straight-line rentals over contractual payments is not probable of collection.  Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of March 31, 2021 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $83,793,000.

7.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities are as follows:

	March 31, 2021	December 31, 2020
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$361,000	$361,000
Accounts receivable	116,000	98,000
Deferred income - conversion to cash basis of accounting for tax purposes	52,000	56,000
Insurance premiums and accrued leasing revenues	24,000	19,000
	553,000	534,000
Gross deferred tax assets:
Allowance for doubtful accounts	(104,000)	(91,000)
Prepaid rent	(54,000)	(24,000)
Accounts payable and accrued expenses	(77,000)	(75,000)
Accrued property taxes	(67,000)	(56,000)
Deferred income, Parcel 20	(61,000)	(54,000)
	(363,000)	(300,000)
	$190,000	$234,000

8.	Discontinued operations:

Prior to February 2017, the Company operated a petroleum storage facility (“Terminal”) through two wholly owned subsidiaries.  On February 10, 2017, the Terminal was sold to Sprague Operating Resources, LLC (“Sprague”). In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the Terminal is accounted for as a discontinued operation.

Pursuant to the Terminal Sale Agreement, the Sale Price was reduced by $1,040,000, the estimated cost of a breasting dolphin to be constructed by Sprague adjacent to the Terminal’s Pier in order that the Pier can berth Panamax sized vessels.  The Terminal Sale Agreement contained a cost sharing provision for the breasting dolphin whereby any cost incurred in connection with the construction of the breasting dolphin in excess of the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate, subject to a sharing arrangement.  In November 2019, the Company received a demand letter from Sprague asserting that they were owed $427,000, which amount represents 50% of the actual costs incurred ($1,894,008) in excess of $1,040,000.  The Company asserts that its obligation cannot exceed $104,000. The Company and Sprague have agreed to engage in mediation with respect to Sprague’s claim.  The mediation is currently scheduled for early June 2021.

As part of the Terminal Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  In February 2020, the Company filed a revised Remediation Action Work Plan (“RAWP”) with the Rhode Island Department of Environmental Management (“RIDEM”) to describe the technical details associated with the preferred remedial activities and to update the previously filed RAWP.  In 2019, the Company incurred remediation costs of $293,000 and, as a result of the revised remedial activities included in the 2020 RAWP, the remediation accrual was increased by $846,000 primarily due to design changes necessary to meet the requirements of applicable life safety codes resulting in an environmental remediation liability of $1,043,000 at December 31, 2019. In 2020, the Company incurred costs of $553,000 which reduced the remediation liability to $490,000 at December 31, 2020.  For the three months ended March 31, 2021, the Company incurred costs of $53,000 which reduced the remediation liability to $437,000.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.   On March 9, 2021, the Company commenced operation of the remediation system.

9.	Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash and cash equivalents, receivables and payables, approximate their respective book values because of their short-term nature.  The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

10.	Subsequent events:

At its April 28, 2021 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on May 14, 2021, payable May 28, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events.  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following:  the ability of the Company to generate adequate amounts of cash; the collectability of the excess of straight-line over contractual rents when due over the terms of the long-term leases; tenant default under one or more of the leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the impact of the COVID-19 pandemic on the economy, parking operations, and the Company’s financial performance; and exposure to remediation costs associated with its former operation of the petroleum storage facility.  The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

1.	Overview:

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2020. There have been no changes to the application of this accounting policy since December 31, 2020.

2.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At March 31, 2021, the Company had cash and cash equivalents of $1,792,000.  The Company and its subsidiary each maintain checking and money market account in two banks, all of which accounts are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

On July 30, 2020, the Company received notice that the tenant of Parcel 6C exercised their right to terminate the ground lease effective August 29, 2020.  On the termination date, the annual rent on Parcel 6C was $220,000 and the annual real estate taxes paid by the tenant equaled $311,000. Upon termination, the real estate taxes became an obligation of the Company effective with the taxes assessed as of December 31, 2020.  The Company believes that the assessed value of Parcel 6C as contained in a treaty between the City of Providence (“City”) and the tenant is much greater than similar parcels in the Capital Center area.  The Company is not a party to the tax treaty.  Accordingly, the Company has commenced negotiations with the City for a lower assessment.

As of May 5, 2021, all tenants have paid their monthly rent in accordance with their lease agreements except for Metropark.  The coronavirus (COVID-19) pandemic and Rhode Island’s stay-at-home order has had a significant adverse impact on Metropark.  The Company does not know when or if Metropark’s operations will return to normal.  Metropark has not fully paid the rent from April 2020 through March 2021.  For the three months ended March 31, 2021, Metropark has paid $2,000 of the total rent due of $134,000.  At March 31, 2021, the total rent arrearage equals $472,000 and has been fully reserved by the Company. On July 31, 2020, Metropark and the Company entered into an agreement for revenue sharing at various percentages until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark would be obligated to resume regularly scheduled rental payments under its lease.  Upon resumption of regularly scheduled rent payments, Metropark and the Company will share fifty (50) percent of the revenue in excess of $70,000 until the arrearage has been paid in full.  If prior to payment in full of the arrearage one or more of the lots is removed from the Metropark lease for development, the amount of the then unpaid arrearage in the ratio of the number of parking spaces on the removed lot to the total parking spaces on all lots prior to such lot’s removal shall be deemed paid in full.  Pending this recovery, the Company will continue to recognize Metropark’s rent on a cash basis.

The Company expects revenue from contingent rent in 2021 will materially decline for both Metropark and Lamar.

The Terminal Sale Agreement and related documentation provides that the Company is required to secure an approved remediation plan and to remediate contamination caused by a leak in 1994 from a storage tank at the Terminal. At March 31, 2021, the Company’s accrual for the remaining cost of remediation was $437,000 of which $42,000 is expected to be incurred in 2021.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.   On March 9, 2021, the Company commenced operation of the remediation system.

The Terminal Sale Agreement also contained a cost sharing provision for a breasting dolphin whereby any costs incurred in connection with the construction of the breasting dolphin in excess of the initial estimate of 1,040,000 would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate subject to the sharing arrangement.  In November 2019, the Company received a demand letter from Sprague asserting that they were owed $427,000, which amount represents 50% of the actual costs incurred ($1,894,000) in excess of $1,040,000.  The Company asserts that its obligation cannot exceed $104,000. The Company and Sprague have agreed to engage in mediation with respect to Sprague’s claim.  The mediation is currently scheduled for June 2021.

The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended March 31, 2021 compared to three months ended March 31, 2020:

Revenue, leasing from continuing operations decreased $143,000 from 2020 due principally to a decrease in rent associated with Metropark ($100,000) and the termination of the Parcel 6C lease ($55,000) offset by an increase in rent from Lamar ($12,000).

Operating expenses increased $44,000 due principally to increased property tax expense due to the tenant’s termination of the Parcel 6C lease and maintenance expenses.

General and administrative expense increased $40,000 due principally to increased professional fees related to accounting matters ($8,000), legal costs ($19,000) associated with the Sprague breasting dolphin matter and the property taxes associated Parcel 6C, and costs associated with the bank line-of-credit ($10,000).

For the three months ended March 31, 2021 and 2020, the Company’s effective income tax rate is 28% and 26% of income from continuing operations.

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
(b) Loan Agreement between Bank Rhode Island and Company dated March 30, 2021.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2021, filed with the Securities and Exchange Commission on May 5, 2021 formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020
(ii) Condensed Consolidated Statements of Income and Shareholders’ Equity for the Three Months ended March 31, 2021 and 2020
(iii) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2021 and 2020
(iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
Chairman and Principal Executive Officer

By	/s/ Susan R. Johnson
Susan R. Johnson
Treasurer and Principal Financial Officer

DATED: May 5, 2021