Form 10-Q
period 2021-06-30
CAPITAL PROPERTIES INC /RI/
filed 2021-08-04
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS

Properties and equipment (net of accumulated depreciation)	$6,713,000	$6,756,000
Cash and cash equivalents	1,788,000	1,642,000
Prepaid and other	112,000	101,000
Prepaid income taxes	-	48,000
Deferred income taxes associated with discontinued operations (Note 8)	110,000	132,000
	$8,723,000	$8,679,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$290,000	$210,000
Other	709,000	563,000
Income taxes payable	12,000	-
Deferred income taxes, net	168,000	234,000
Liability associated with discontinued operations (Note 8)	408,000	490,000
	1,587,000	1,497,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,288,000	6,334,000
	7,136,000	7,182,000
	$8,723,000	$8,679,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue and other income:
Leasing revenue	$1,215,000	$1,254,000	$2,263,000	$2,445,000
Other income, interest	1,000	2,000	1,000	6,000
	1,216,000	1,256,000	2,264,000	2,451,000
Expenses:
Operating	163,000	120,000	327,000	240,000
General and administrative	371,000	375,000	724,000	688,000
	534,000	495,000	1,051,000	928,000

Income from operations before income taxes	682,000	761,000	1,213,000	1,523,000

Income tax expense (benefit):
Current	209,000	260,000	401,000	474,000
Deferred	(22,000)	(51,000)	(66,000)	(66,000)
	187,000	209,000	335,000	408,000

Net income	495,000	552,000	878,000	1,115,000

Retained earnings, beginning	6,255,000	5,838,000	6,334,000	5,737,000
Dividends on common stock ($.07 per share)
based upon 6,599,912 shares outstanding	(462,000)	-	(924,000)	(462,000)
Retained earnings, ending	6,288,000	6,390,000	6,288,000	6,390,000
Class A common stock	66,000	66,000	66,000	66,000
Capital in excess of par	782,000	782,000	782,000	782,000
Shareholders' equity, ending	$7,136,000	$7,238,000	$7,136,000	$7,238,000

Basic income per common share based upon 6,599,912 shares outstanding	$0.08	$0.08	$0.13	$0.17

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$878,000	$1,115,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	43,000	46,000
Deferred income taxes	(66,000)	(66,000)
Income taxes	60,000	20,000
Other, net changes in prepaids, property tax payable and other	161,000	93,000
Net cash provided by operating activities, continuing operations	1,076,000	1,208,000

Cash flows from investing activities:
Continuing operations:
Deferred revenue	54,000	50,000
Discontinued operations:
Cash used to settle obligations	(82,000)	(72,000)
Noncash adjustment to gain on sale of discontinued operations	22,000	-
Net cash (used in) discontinued operations	(60,000)	(72,000)
Net cash (used in) investing activities	(6,000)	(22,000)

Cash flows used in financing activities, payment of dividends	(924,000)	(462,000)

Increase in cash and cash equivalents	146,000	724,000
Cash and cash equivalents, beginning	1,642,000	1,262,000
Cash and cash equivalents, ending	$1,788,000	$1,986,000

Supplemental disclosure:
Cash paid for income taxes	$320,000	$426,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2021 and the results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020.

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

3.	Properties and equipment:

Properties and equipment consist of the following:

	June 30, 2021	December 31, 2020
Properties on lease or held for lease:
Land and land improvements	$4,010,000	$4,010,000
Steeple Street property (see Note 6)	3,011,000	$3,011,000
Office equipment	67,000	67,000
	7,088,000	7,088,000
Less accumulated depreciation:
Land improvements on lease or held for lease	93,000	93,000
Steeple Street property (see Note 6)	215,000	172,000
Office equipment	67,000	67,000
	375,000	332,000
	$6,713,000	$6,756,000

4.	Liabilities, other:

Liabilities, other consist of the following:

	June 30, 2021	December 31, 2020
Deferred revenue, Steeple Street property (see Note 6)	$253,000	$199,000
Accrued professional fees	129,000	152,000
Deposits and prepaid rent	175,000	121,000
Accrued payroll and related costs	92,000	75,000
Other	60,000	16,000
	$709,000	$563,000

5.	Note Payable - Revolving Credit Line:

In March 2021, the Company entered into a financing agreement (“Agreement) with BankRI that provides for a revolving line-of-credit (“Line”) with a maximum borrowing capacity of $2,000,000 through March 2024.   Amounts outstanding under the Agreement bear interest at the rate of the one-month LIBOR plus 200 basis points but not less than 3.25% or, at the option of the Company, the Wall Street Journal Prime Rate. Borrowings under the Line are secured by a First Mortgage on Parcel 5 in the Capital Center District in Providence, Rhode Island (the “Property”).  The Line requires the maintenance of a debt service coverage ratio of not less than 1.25 to 1.0 on the Property and 1.20 to 1.0 for the Company. The Agreement contains other restrictive covenants, including, among others, a $250,000 limitation on the purchase of its outstanding capital stock in any twelve-month period. No advances have been made under the Line.

6.	Description of leasing arrangements:

Long-term land leases:

Through June 30, 2021, excluding the Parcel 6C lease, the Company had entered into nine long-term land leases.  On July 30, 2020 the tenant of Parcel 6C exercised its right to terminate its lease effective August 29, 2020. As of June 30, 2021, eight of the nine parcels under lease have completed construction of improvements thereon.  The leases generally have a term of 99 years or more, are triple net and provide for periodic adjustment in rent of various types depending on the particular lease, and otherwise contain terms and conditions normal for such instruments

The Parcel 20 Steeple Street Building (“Building”) lease was accounted for as a sales-type lease due to the transfer of the Building to the tenant.  The land directly under the Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the tenant is and continues to be insufficient to recognize the transaction as a sale, in accordance with ASC 360-20, the Company will report the acquisition period rent and an allocable portion of the ground rent collected as deferred revenue on its consolidated balance sheet and will continue to include the property transferred in properties and equipment.  When the Company determines that the tenant’s investment is sufficient or payments can be reasonably assured, the sale of the Building will be recognized in accordance with GAAP.  The long-term ground lease of the land on Parcel 20 (exclusive of the Building) is accounted for as an operating lease, consistent with the Company’s other long-term ground leases.

Under the nine land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements.

Accordingly, real property taxes payable by the tenants are excluded from both leasing revenues and leasing expenses on the accompanying condensed consolidated statements of income and shareholders’ equity.  For the three and six months ended June 30, 2021, real property taxes attributable to the Company’s land leases totaled $263,000 and $527,000, respectively and were $341,000 and $682,000 for the same periods in 2020.

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

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $21,000 and $42,000 for the three and six months ended June 30, 2021 and were $27,000 and $52,000 for the same periods in 2020.

Lamar lease:

Tri-State Displays Inc. leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2049.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1 (each 12-month period a “Lease Year”), Lamar must pay to the Company within thirty days after the close of the Lease Year, 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such Lease Year, reduced by the sum of (a) commissions paid to unrelated third parties and (b) base rent paid to the Company for each leased billboard location (“percentage rent”). Leasing revenue includes $136,000 and $139,000 for both the three and six months ended June 30, 2021 and 2020, respectively, related to this agreement.

Parking lease:

The Company leases the undeveloped parcels of land in the Capital Center area (other than Parcel 6C) for public parking purposes to Metropark under a ten-year lease (the “Parking Lease”).  The lease is cancellable as to all or any portion of the leased premises at any time on thirty days’ written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.  The Parking Lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent).   There was no contingent rent for the three months and six months ended June 30, 2021 nor was there contingent rent for the three months ended June 30, 2020.  Revenue for the six months ended June 30, 2020 was reduced by $34,000 due to the revision of the estimate of 2019’s contingent rent.

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

At June 30, 2021 the receivable from Metropark equaled $589,000 and was fully reserved.  The Company will continue to recognize Metropark’s rent on a cash basis.

Historically, the Company has made financial statement footnote disclosure of the excess of straight-line rentals over contractual payments and its determination of collectability of such excess. Included in the amount of the excess were payments which under ASC 842 are deemed variable payments. As part of its ongoing review of the requirements of ASC 842, the Company has concluded that under ASC 842 variable rental payments should not be included in the straight-line rental amount.  To the extent the Company determines that, with respect to any of its leases, the excess of straight-line rentals over contractual payments is not collectible, such excess is not recognized as revenue. Consistent with prior conclusions, the Company has determined that, at this time, the excess of straight-line rentals over contractual payments is not probable of collection.  Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of June 30, 2021 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $84,648,000.

7.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities are as follows:

	June 30, 2021	December 31, 2020
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$361,000	$361,000
Accounts receivable	167,000	98,000
Deferred income - conversion to cash basis of accounting for tax purposes	47,000	56,000
Insurance premiums and accrued leasing revenues	20,000	19,000
	595,000	534,000
Gross deferred tax assets:
Allowance for doubtful accounts	(158,000)	(91,000)
Prepaid rent	(38,000)	(24,000)
Accounts payable and accrued expenses	(85,000)	(75,000)
Accrued property taxes	(78,000)	(56,000)
Deferred income, Parcel 20	(68,000)	(54,000)
	(427,000)	(300,000)
	$168,000	$234,000

8.	Discontinued operations:

Prior to February 2017, the Company operated a petroleum storage facility (“Terminal”) through two wholly owned subsidiaries.  On February 10, 2017, the Terminal was sold to Sprague Operating Resources, LLC (“Sprague”). In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the Terminal was accounted for as a discontinued operation.

Pursuant to the Terminal Sale Agreement, the Sale Price was reduced by $1,040,000, the estimated cost of a breasting dolphin to be constructed by Sprague adjacent to the Terminal’s Pier in order that the Pier can berth Panamax sized vessels.  The Terminal Sale Agreement contained a cost sharing provision for the breasting dolphin whereby any cost incurred in connection with the construction of the breasting dolphin in excess of the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate, subject to a sharing arrangement.  In November 2019, the Company received a demand letter from Sprague asserting that it is owed $427,000, which amount represents 50% of the actual costs incurred ($1,894,008) in excess of $1,040,000.  The Company asserts that its obligation cannot exceed $104,000. On June 17, 2021 the Company and Sprague met with a mediator to review Sprague’s claim. On July 15, 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court seeking monetary damages of $427,000, interest and attorney’s fees.  The Company intends to vigorously defend against the claims being asserted by Sprague.

As part of the Terminal Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  In February 2020, the Company filed a revised Remediation Action Work Plan (“RAWP”) with the Rhode Island Department of Environmental Management (“RIDEM”) to describe the technical details associated with the preferred remedial activities and to update the previously filed RAWP.  In 2019, the Company incurred remediation costs of $293,000 and, as a result of the revised remedial activities included in the 2020 RAWP, the remediation accrual was increased by $846,000 primarily due to design changes necessary to meet the requirements of applicable life safety codes resulting in an environmental remediation liability of $1,043,000 at December 31, 2019. In 2020, the Company incurred costs of $553,000 which reduced the remediation liability to $490,000 at December 31, 2020.  For the three and six months ended June 30, 2021, the Company incurred costs of $29,000 and $82,000, respectively which reduced the remediation liability to $408,000 at June 30, 2021.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes in the Company’s condensed consolidated income statement.

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

On July 15, 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court in connection with the construction of the breasting dolphin at the Terminal’s Pier seeking monetary damages of $427,000, interest and attorney’s fees. The Company intends to vigorously defend against the claims being asserted by Sprague.

At its July 28, 2021 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on August 13, 2021, payable August 27, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events.  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following:  the ability of the Company to generate adequate amounts of cash; the collectability of the excess of straight-line over contractual rents when due over the terms of the long-term leases; tenant default under one or more of the leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the impact of the COVID-19 pandemic on the economy, parking operations, and the Company’s financial performance; exposure to remediation costs associated with its former operation of the petroleum storage facility and resolution of the Sprague action against the Company in connection with the construction of the breasting dolphin at the Terminal’s Pier.  The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

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

Cash and cash commitments:

At June 30, 2021, the Company had cash and cash equivalents of $1,788,000.  The Company and its subsidiary each maintain checking accounts in two banks and a money market account in one bank, all of which accounts are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

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

As of August 4, 2021, all tenants have paid their monthly rent in accordance with their lease agreements except for Metropark.  The coronavirus (COVID-19) pandemic has had a significant adverse impact on Metropark.   At June 30, 2021 its total rent arrearage is $589,000 and has been fully reserved by the Company. The Company does not know when or if Metropark’s operations will return to normal.  Until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark is obligated to resume regularly scheduled rental payments under its lease, the company will continue to recognize revenue from Metropark on a cash basis.

For the three and six months ended June 30, 2021 rent collected from Metropark equaled $21,000 and $23,000 respectively and was $32,000 and $131,000 for the same periods in 2020.

The Company does not expect to receive contingent rent from Metropark in 2021.

The Terminal Sale Agreement and related documentation provides that the Company is required to secure an approved remediation plan and to remediate contamination caused by a leak in 1994 from a storage tank at the Terminal. At June 30, 2021, the Company’s accrual for the remaining cost of remediation was $408,000 of which $60,000 is expected to be incurred in the second half of 2021.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.

The Terminal Sale Agreement also contained a cost sharing provision for a breasting dolphin whereby any costs incurred in connection with the construction of the breasting dolphin in excess of the initial estimate of $1,040,000 would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate subject to the sharing arrangement.  In November 2019, the Company received a demand letter from Sprague asserting that it is owed $427,000, which amount represents 50% of the actual costs incurred ($1,894,000) in excess of $1,040,000.  The Company asserts that its obligation cannot exceed $104,000. On June 17, 2021 the Company and Sprague met with a mediator to review Sprague’s claim. On July 15, 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court seeking monetary damages of $427,000, interest and attorney’s fees.  The Company intends to vigorously defend against the claims being asserted by Sprague.

The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended June 30, 2021 compared to three months ended June 30, 2020:

Revenue, leasing decreased $39,000 from 2020 due principally to a decrease in rent associated with Metropark ($11,000) and the termination of the Parcel 6C lease ($55,000) offset by a net increase of $27,000 in long-term land leases.

Operating expenses increased $43,000 due principally to increased property tax expense due to the tenant’s termination of the Parcel 6C lease and maintenance expenses.

General and administrative expense decreased $4,000 due principally to decreased professional fees related to lease accounting matters ($58,000) offset by increased legal costs ($54,000) associated with the Sprague breasting dolphin matter and the property tax matter associated with Parcel 6C.

For the three and six months ended June 30, 2021 and 2020, the Company’s effective income tax rate is approximately 27% of income before income taxes.

Six months ended June 30, 2021 compared to six months ended June 30, 2020:

Leasing revenue decreased $182,000 from 2020 due to a net decline in lease revenue from Parcel 6C and Metropark of $110,000 and $108,000, respectively offset by a net increase of $36,000 in long-term land leases.

Operating expenses increased $87,000 due principally to increased property tax expense due to the tenant’s termination of the Parcel 6C lease ($80,000) and increased maintenance costs ($7,000) as a result of more snow events in 2021.

General and administrative expenses increased $36,000 due principally to increased legal costs ($74,000) associated with the Sprague breasting dolphin matter, bank line-of-credit and the property tax matter associated with Parcel 6C offset by a decrease in accounting costs ($51,000) related to lease accounting matters along with other net increases of $13,000.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2021, filed with the Securities and Exchange Commission on August 4, 2021 formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020
(ii) Condensed Consolidated Statements of Income and Shareholders’ Equity for the Three and Six Months ended June 30, 2021 and 2020
(iii) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2021 and 2020
(iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PROPERTIES, INC.

By	/s/ Robert H. Eder
Robert H. Eder
Chairman and Principal Executive Officer

By	/s/ Susan R. Johnson
Susan R. Johnson
Treasurer and Principal Financial Officer

DATED: August 4, 2021