Form 10-Q
period 2021-09-30
CAPITAL PROPERTIES INC /RI/
filed 2021-11-09
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS

Properties and equipment (net of accumulated depreciation)	$6,692,000	$6,756,000
Cash and cash equivalents	1,818,000	1,642,000
Prepaid and other	100,000	101,000
Prepaid income taxes	-	48,000
Deferred income taxes associated with discontinued operations (Note 8)	103,000	132,000
	$8,713,000	$8,679,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$353,000	$210,000
Other	514,000	563,000
Income taxes payable	17,000	-
Deferred income taxes, net	196,000	234,000
Liability associated with discontinued operations (Note 8)	382,000	490,000
	1,462,000	1,497,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,403,000	6,334,000
	7,251,000	7,182,000
	$8,713,000	$8,679,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue and other income:
Leasing revenue	$1,396,000	$1,084,000	$3,659,000	$3,529,000
Other income, interest	1,000	1,000	2,000	7,000
	1,397,000	1,085,000	3,661,000	3,536,000
Expenses:
Operating	274,000	161,000	601,000	401,000
General and administrative	324,000	282,000	1,048,000	970,000
	598,000	443,000	1,649,000	1,371,000

Income from operations before income taxes	799,000	642,000	2,012,000	2,165,000

Income tax expense (benefit):
Current	194,000	185,000	595,000	659,000
Deferred	28,000	(9,000)	(38,000)	(75,000)
	222,000	176,000	557,000	584,000

Net income	577,000	466,000	1,455,000	1,581,000

Retained earnings, beginning	6,288,000	6,390,000	6,334,000	5,737,000
Dividends on common stock ($.07 per share)
based upon 6,599,912 shares outstanding	(462,000)	(462,000)	(1,386,000)	(924,000)
Retained earnings, ending	6,403,000	6,394,000	6,403,000	6,394,000
Class A common stock	66,000	66,000	66,000	66,000
Capital in excess of par	782,000	782,000	782,000	782,000
Shareholders' equity, ending	$7,251,000	$7,242,000	$7,251,000	$7,242,000

Basic income per common share based upon 6,599,912 shares outstanding	$0.09	$0.07	$0.22	$0.24

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$1,455,000	$1,581,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	64,000	69,000
Deferred income taxes	(38,000)	(75,000)
Income taxes	65,000	(51,000)
Other, net changes in prepaids, property tax payable and other	294,000	205,000
Net cash provided by operating activities, continuing operations	1,840,000	1,729,000

Cash flows from investing activities:
Continuing operations:
Deferred revenue	(199,000)	76,000
Discontinued operations:
Cash used to settle obligations	(108,000)	(187,000)
Noncash adjustment to gain on sale of discontinued operations	29,000	52,000
Net cash used in discontinued operations	(79,000)	(135,000)
Net cash provided by (used in) investing activities	(278,000)	(59,000)

Cash flows used in financing activities, payment of dividends	(1,386,000)	(924,000)

Increase in cash and cash equivalents	176,000	746,000
Cash and cash equivalents, beginning	1,642,000	1,262,000
Cash and cash equivalents, ending	$1,818,000	$2,008,000

Supplemental disclosure:
Cash paid for income taxes	$502,000	$666,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2021 and the results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020.

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

3.	Properties and equipment:

Properties and equipment consist of the following:

	September 30, 2021	December 31, 2020
Properties on lease or held for lease:
Land and land improvements	$4,010,000	$4,010,000
Steeple Street property (see Note 6)	3,011,000	$3,011,000
Office equipment	67,000	67,000
	7,088,000	7,088,000
Less accumulated depreciation:
Land improvements on lease or held for lease	93,000	93,000
Steeple Street property (see Note 6)	236,000	172,000
Office equipment	67,000	67,000
	396,000	332,000
	$6,692,000	$6,756,000

4.	Liabilities, other:

Liabilities, other consist of the following:

	September 30, 2021	December 31, 2020
Deferred revenue, Steeple Street property (see Note 6)	$-	$199,000
Accrued professional fees	140,000	152,000
Deposits and prepaid rent	239,000	121,000
Accrued payroll and related costs	102,000	75,000
Other	33,000	16,000
	$514,000	$563,000

5.	Note Payable - Revolving Credit Line:

In March 2021, the Company entered into a financing agreement (“Agreement”) with BankRI that provides for a revolving line-of-credit (“Line”) with a maximum borrowing capacity of $2,000,000 through March 2024.   Amounts outstanding under the Agreement bear interest at the rate of the one-month LIBOR plus 200 basis points but not less than 3.25% or, at the option of the Company, the Wall Street Journal Prime Rate. Borrowings under the Line are secured by a First Mortgage on Parcel 5 in the Capital Center District in Providence, Rhode Island (the “Property”).  The Line requires the maintenance of a debt service coverage ratio of not less than 1.25 to 1.0 on the Property and 1.20 to 1.0 for the Company. The Agreement contains other restrictive covenants, including, among others, a $250,000 limitation on the purchase of its outstanding capital stock in any twelve-month period. No advances have been made under the Line.

6.	Description of leasing arrangements and subsequent event:

Long-term land leases:

The Company’s leases generally have a term of 99 years or more, are triple net and provide for periodic adjustment in rent of various types depending on the particular lease, and otherwise contain terms and conditions normal for such instruments.

Through September 30, 2021, excluding the Parcel 6C lease, the Company had entered into nine long-term land leases.  In September 2021, the Company sent a Notice of Default (“Default Notice”) to the tenant of Parcel 20 for the nonpayment of September’s rent and the 2021 first quarter property taxes.  Subsequently, the tenant cured the rent default. On October 6, 2021 the tenant was sent a Notice of Lease Termination (“Termination Notice”) informing the tenant that the lease would terminate on October 18, 2021 unless the failure to pay the first quarter real estate taxes along with any related penalties and interest was cured.  Subsequently, it was agreed that, provided the first and second quarter real estate taxes and any related penalties and interest were paid in full by October 31, 2021, the lease would not be terminated. Since payment was not made, the lease was terminated. Accordingly, there are currently eight parcels under lease, all of which have completed construction of the improvements.

The Parcel 20 Steeple Street Building (“Building”) lease was originally accounted for as a sales-type lease due to the transfer of the Building to the tenant.  The land directly under the Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the tenant was insufficient to recognize the transaction as a sale, in accordance with ASC 360-20, the Company reported the acquisition period rent and an allocable portion of the ground rent collected as deferred revenue on its consolidated balance sheet. Upon termination of the lease, the $283,000 of deferred revenue through September 30, 2021 was recognized as leasing revenue in the condensed consolidated statement of income and shareholders’ equity.  With the termination of the Parcel 20 lease, the Company became obligated for the real property taxes which currently total $134,000 annually.  Accordingly, the Company increased its accrued property taxes and property tax expense by $101,000 at September 30, 2021.

Under the eight land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements.  Accordingly, real property taxes payable by the tenants are excluded from both leasing revenues and leasing expenses on the accompanying condensed consolidated statements of income and shareholders’ equity.  For the three and nine months ended September 30, 2021, real property taxes attributable to the Company’s land leases totaled $263,000 and $790,000, respectively and were $315,000 and $997,000 for the same periods in 2020.

With respect to Parcel 6C lease, on the termination date the annual rent was $220,000 and annual real estate taxes paid by the tenant equaled $311,000. The Company believes that the assessed value of Parcel 6C as agreed to by the City of Providence (“City”) and the former tenant of Parcel 6C pursuant to a Tax Stabilization Agreement is much greater than similar parcels in the Capital Center area.  Negotiations with the City to reduce the assessment were unsuccessful.  Accordingly, the Company filed a complaint against the Providence Tax Assessor in Rhode Island Superior asserting that the Company is not a party to the Tax Stabilization Agreement and that the assessed value should be determined based on the value of other Parcels in the Capital Center Area.  The Company believes that it will prevail and accordingly, is recording real estate taxes based on the assessed value as determined by the firm engaged by the City, Vision Government Solutions, Inc.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $21,000 and $63,000 for the three and nine months ended September 30, 2021 and were $25,000 and $87,000 for the same periods in 2020.

Lamar lease:

Tri-State Displays Inc. leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2049.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1 (each 12-month period a “Lease Year”), Lamar must pay to the Company within thirty days after the close of the Lease Year, 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such Lease Year, reduced by the sum of (a) commissions paid to unrelated third parties and (b) base rent paid to the Company for each leased billboard location. Leasing revenue includes $136,000 and $139,000 for the nine months ended September 30, 2021 and 2020, respectively, related to this agreement.

Parking lease:

The Company leases the undeveloped parcels of land in the Capital Center area (other than Parcel 6C) and, effective November 1, 2021 as a result of the lease termination, Parcel 20 for public parking purposes to Metropark under a ten-year lease (the “Parking Lease”).  The lease is cancellable as to all or any portion of the leased premises at any time on thirty days’ written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.  The Parking Lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent).   There was no contingent rent for the three months and nine months ended September 30, 2021 nor was there contingent rent for the three months ended September 30, 2020.  Revenue for the nine months ended September 30, 2020 was reduced by $34,000 due to the revision of the estimate of 2019’s contingent rent.

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

At September 30, 2021 the receivable from Metropark equaled $683,000 and was fully reserved.  In April 2020, the Company began to recognize Metropark’s rent on a cash basis and will continue to do so until the resumption of regularly scheduled rental payments under its lease. For the three and nine months ended September 30, 2021, cash collections totaled $42,000 and $65,000, respectively and $11,000 and $170,000 for the same periods in 2020.

Historically, the Company has made financial statement footnote disclosure of the excess of straight-line rentals over contractual payments and its determination of collectability of such excess. Included in the amount of the excess were payments which under ASC 842 are deemed variable payments. As part of its ongoing review of the requirements of ASC 842, the Company has concluded that under ASC 842 variable rental payments should not be included in the straight-line rental amount.  To the extent the Company determines that, with respect to any of its leases, the excess of straight-line rentals over contractual payments is not collectible, such excess is not recognized as revenue. Consistent with prior conclusions, the Company has determined that, at this time, the excess of straight-line rentals over contractual payments is not probable of collection.  Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of September 30, 2021 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $85,233,000.

7.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities are as follows:

	September 30, 2021	December 31, 2020
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$361,000	$361,000
Accounts receivable	196,000	98,000
Deferred income - conversion to cash basis of accounting for tax purposes	42,000	56,000
Insurance premiums and accrued leasing revenues	15,000	19,000
	614,000	534,000
Gross deferred tax assets:
Allowance for doubtful accounts	(184,000)	(91,000)
Prepaid rent	(55,000)	(24,000)
Accounts payable and accrued expenses	(85,000)	(75,000)
Accrued property taxes	(94,000)	(56,000)
Deferred income, Parcel 20	-	(54,000)
	(418,000)	(300,000)
	$196,000	$234,000

8.	Discontinued operations:

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

As part of the Terminal Sale Agreement, the Company has agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  In February 2020, the Company filed a revised Remediation Action Work Plan (“RAWP”) with the Rhode Island Department of Environmental Management (“RIDEM”) to describe the technical details associated with the preferred remedial activities and to update the previously filed RAWP.  In 2019, the Company incurred remediation costs of $293,000 and, as a result of the revised remedial activities included in the 2020 RAWP, the remediation accrual was increased by $846,000 primarily due to design changes necessary to meet the requirements of applicable life safety codes resulting in an environmental remediation liability of $1,043,000 at December 31, 2019. In 2020, the Company incurred costs of $553,000 which reduced the remediation liability to $490,000 at December 31, 2020.  For the three and nine months ended September 30, 2021, the Company incurred costs of $26,000 and $108,000, respectively which reduced the remediation liability to $382,000 at September 30, 2021.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes in the Company’s condensed consolidated income statement.

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

On October 6, 2021 the tenant of the Parcel 20 lease was sent a Notice of Lease Termination (“Termination Notice”) informing the tenant that the lease would terminate on October 18, 2021 unless the failure to pay the first quarter real estate taxes along with any related penalties and interest was cured.  Subsequently, it was agreed that, provided the first and second quarter real estate taxes and any related penalties and interest were paid in full by October 31, 2021, the lease would not be terminated. The tenant did not make the required payments and accordingly, the lease was terminated.

At its October 27, 2021 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on November 12, 2021, payable November 24, 2021.

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

Cash and cash commitments:

At September 30, 2021, the Company had cash and cash equivalents of $1,818,000.  The Company and its subsidiary each maintain checking accounts and a money market account in one bank, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

On July 30, 2020, the Company received notice that the tenant of Parcel 6C exercised its right to terminate the ground lease effective August 29, 2020.  On the termination date, the annual rent on Parcel 6C was $220,000 and the annual real estate taxes paid by the tenant equaled $311,000. Upon termination, the real estate taxes became an obligation of the Company effective with the taxes assessed as of December 31, 2020.  The Company believes that the assessed value of Parcel 6C as contained in a treaty between the City of Providence (“City”) and the tenant is much greater than similar parcels in the Capital Center area.  The Company is not a party to the tax treaty.  Negotiations with the City to reduce the assessment were unsuccessful.  Accordingly, the Company filed a complaint against the Providence Tax Assessor in Rhode Island Superior asserting that the Company is not a party to the Tax Stabilization Agreement and that the assessed value should be determined based on the value of other Parcels in the Capital Center Area.  The Company believes that it will prevail and accordingly, is recording real estate taxes based on the assessed value as determined by the firm engaged by the City, Vision Government Solution, Inc. which results in an annual real estate tax of $160,000.

On October 6, 2021 the tenant of Parcel 20 lease was sent a Notice of Lease Termination (“Termination Notice”) informing it that the lease would terminate on October 18, 2021 unless the failure to pay the first quarter real estate taxes along with any related penalties and interest was cured.  Subsequently, it was agreed that, provided the first and second quarter real estate taxes and any related penalties and interest were paid in full by October 31, 2021, the lease would not be terminated. The tenant did not make the required payments and accordingly, the lease was terminated.  On the termination date, the annual amount due from the tenant of Parcel 20 for ground rent and acquisition period rent equaled $195,000 and the annual real estate taxes paid by the tenant equaled $134,000.  Upon termination, the real estate taxes became an obligation of the Company.

As of November 9, 2021, all tenants have paid their monthly rent in accordance with their lease agreements except for Metropark.  The coronavirus (COVID-19) pandemic has had a significant adverse impact on Metropark.   At September 30, 2021 its total rent arrearage is $683,000 and has been fully reserved by the Company. The Company does not know when or if Metropark’s operations will return to normal.  Until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark is obligated to resume regularly scheduled rental payments under its lease, the Company will continue to recognize revenue from Metropark on a cash basis.

For the three and nine months ended September 30, 2021 rent collected from Metropark equaled $42,000 and $65,000 respectively and was $11,000 and $170,000 for the same periods in 2020.

The Company does not expect to receive contingent rent from Metropark in 2021.

The Terminal Sale Agreement and related documentation provides that the Company is required to secure an approved remediation plan and to remediate contamination caused by a leak in 1994 from a storage tank at the Terminal. At September 30, 2021, the Company’s accrual for the remaining cost of remediation was $382,000 of which $34,000 is expected to be incurred in the last quarter of 2021.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.

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

Three months ended September 30, 2021 compared to three months ended September 30, 2020:

Revenue, leasing increased $312,000 from 2020 due to the termination of the Parcel 20 lease which resulted in the recognition of $283,000 of deferred rental income, scheduled increases in long-term leases ($35,000) and increased cash collections from Metropark ($31,000) offset by the termination of the Parcel 6C lease ($37,000).

Operating expenses increased $113,000 due principally to increased property tax expense due to the termination of the Parcel 6C and Parcel 20 leases ($128,000) offset by other net decreases of $15,000.

General and administrative expense increased $42,000 due principally to increased legal costs associated with the Sprague breasting dolphin matter and the property tax matter associated with Parcel 6C ($31,000) and increases in other various expenses.

For the three and nine months ended September 30, 2021 and 2020, the Company’s effective income tax rate is approximately 28% of income before income taxes.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020:

Leasing revenue increased $133,000 from 2020 due to the termination of the Parcel 20 lease ($283,000, a net increase of $72,000 in long-term land leases offset by a net decline in lease revenue from Parcel 6C and Metropark of $147,000 and $78,000, respectively.

Operating expenses increased $200,000 due principally to increased property tax expense due to the tenant’s termination of the Parcel 6C lease ($80,000), the Company’s termination of the Parcel 20 lease ($101,000) and increases in other various expenses.

General and administrative expenses increased $78,000 due principally to increased legal costs ($105,000) associated with the Sprague breasting dolphin matter and the property tax matter associated with Parcel 6C offset by a decrease in accounting costs ($51,000) related to lease accounting matters along with other net increases of $24,000.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2021, filed with the Securities and Exchange Commission on August 4, 2021 formatted in iXBRL(“InLine eXtensible Business Reporting Language”):

(i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020
(ii) Condensed Consolidated Statements of Income and Shareholders’ Equity for the Three and Six Months ended September 30, 2021 and 2020
(iii) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2021 and 2020
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

DATED: November 9, 2021