Form 10-K
period 2021-12-31
CAPITAL PROPERTIES INC /RI/
filed 2022-02-23
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $26,400,000, which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws).  The Company has no outstanding non-voting common equity.

As of February 23, 2022, the Company had 6,599,912 shares of Class A Common Stock outstanding.

Auditor Firm Id:	577	Auditor Name:	Stowe & Degon, LLC	Auditor Location:	Westborough, MA, USA

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on April 27, 2022, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

PART I

FORWARD-LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events.  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following:  the ability of the Company to generate adequate amounts of cash; the collectability of the excess of straight-line over contractual rent when due over the terms of the long-term leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the impact of the COVID-19 pandemic on the economy, parking operations and the Company’s financial performance and exposure to remediation and other costs associated with its former ownership of a petroleum storage facility.  The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

Item 1.  Business

Organizational History

The Company was organized as a business corporation under the laws of Rhode Island in 1983 as Providence and Worcester Company and is the successor by merger in 1983 to a corporation also named Providence and Worcester Company which was organized under the laws of Delaware in 1979.  In 1984, the Company’s name was changed to Capital Properties, Inc.

Business:

The Company’s principal business is the leasing of Company-owned land in Capital Center (“Capital Center”) and property adjacent to the Capital Center (Parcel 20) in downtown Providence, Rhode Island under long-term ground leases with terms of 99 years or more.*  (Hereinafter, the land in Capital Center and Parcel 20 are referred to as parcels within the “Capital Center Area”).  The Company owns approximately 18 acres in Capital Center consisting of 13 individual parcels. The Capital Center (approximately 77 acres of land) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (“Amtrak”) and the Company during the 1980’s in which two rivers, the Moshassuck and the Woonasquatucket, were moved, Amtrak’s Northeast Corridor rail line was relocated, a new Amtrak/commuter railroad station was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area. The Company has not acted, and does not intend to act, as a developer with respect to any Company-owned parcels.

Under the Company’s standard Ground Leases, the tenant is responsible for all property related operating expenses, such as real estate taxes, maintenance and insurance as well as all costs associated with the development and construction of the related improvements.  Each Ground Lease contains provisions permitting the tenant to develop the parcel under certain terms and conditions and provides for periodic rent increases based on either a specific percentage, consumer price index (“CPI”), appraisal or combination thereof and sometimes includes percentage rent participation (contingent rent).  The Ground Leases also provide that the tenants are responsible for insuring the Company against various hazards and events as well as indemnifying the Company with respect to all of the tenant’s activities on the land.  The Ground Leases contain other terms and conditions customary to such instruments.

While seeking developers, the Company also leases Parcels 3E, 3W, 4E, 4W and a portion of Parcel 20 in the Capital Center Area for public parking purposes to Metropark, Ltd.

*Generally speaking, a ground lease is a lease by the owner of the land (in this case, the Company) to the owners/operators of the real estate improvements built thereon (“Ground Leases”).

Parcel 20

Parcel 20 consists of a parcel of land adjacent to the Capital Center, part of which is undeveloped and part of which contains a three/four-story 20,000 square foot building (the “Steeple Street Building”).

On May 14, 2018 the Company and the tenant entered into an Amended and Restated Ground Lease. On December 1, 2018, the tenant took possession of Parcel 20 and the Company conveyed title to the Steeple Street Building to the tenant.  In September 2021, the Company sent a Notice of Default (“Default Notice”) to the tenant of Parcel 20 for the nonpayment of September’s rent and the 2021 first quarter property taxes.  Subsequently, the tenant cured the rent default. On October 6, 2021 the tenant was sent a Notice of Lease Termination (“Termination Notice”) informing the tenant that the lease would terminate on October 18, 2021 unless the failure to pay the first quarter real estate taxes along with any related penalties and interest was cured.  Subsequently, it was agreed that, provided the first and second quarter real estate taxes and any related penalties and interest were paid in full by October 31, 2021, the lease would not be terminated. Since payment was not made, the lease was terminated effective October 31, 2021.

The Parcel 20 Steeple Street Building (“Building”) lease was originally accounted for as a sales-type lease due to the transfer of the Building to the tenant.  The land directly under the Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment – Real Estate Sales.  Since the initial investment by the tenant was insufficient to recognize the transaction as a sale, in accordance with ASC 360-20, the Company reported the acquisition period rent and an allocable portion of the ground rent collected as deferred revenue on its consolidated balance sheet. Upon termination of the lease, the $293,000 of deferred revenue through October 31, 2021 was recognized as leasing revenue in the consolidated statement of income and retained earnings.  With the termination of the Parcel 20 lease, the Company became obligated for the real property taxes which currently total $134,000 annually.

**********************************************

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

A summary of the long-term leases which have commenced is as follows:

Parcels in Capital Center Area
Parcel Number	Type of Building (s)	Building Gross Square Feet	Number of Residential Units	Term of Lease (Years)	Termination Date	Options to Extend Lease	Current Annual Contractual Rent		Next Periodic Rent Adjustment	Annual Rent After Next Adjustment or Type of Next Adjustment

2	17-story & 19-story Residential and	307,000	193	103	2108	Two 75-Year	$503,000		2023	COLA
	13-story Office	325,000

3S	13-story Office	235,000		99	2087	None	$618,000		2024	$788,000

5	8-story Residential	454,000	225	149	2142	None	$540,000	*	2033	Appraisal

6A	4-6 story Residential	120,000	96	99	2107	Two 50-Year	$367,000		2024	$404,000

6B	2-6 story Residential	248,000	169	99	2107	Two 50-Year	$214,000		2024	$235,000

7A	Underground Public Parking Garage		330 parking spaces	99	2104	Two 75-Year	$170,000		2022	COLA

8	4-story Office	114,000		99	2090	None	$290,000	*	2025	COLA

9	10-Story Office	210,000		149	2153	None	$397,000		2026	$417,000

Billboard Lease
NA	Billboard			39	2049	**	$993,000	***	2022	$1,020,000

COLA	Cost-of-living adjustment

*	Lease provides for rent participation (contingent rent) equal to 1% of Gross Revenue.
**	Lease term is extended for four (4) years if an electronic billboard is constructed on a leased location.
***	Lease provides for rent participation equal to 30% of Revenue, as defined in the agreement for each standard billboard and 20% of Revenue for each electronic billboard.

Major tenants:

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s leasing revenues for the years ended December 31, 2021 and 2020:

Parcel		2021	2020
NA	Lamar Outdoor Advertising, LLC	$1,129,000	$1,105,000
Parcel 5	HGIT Center Place	618,000	620,000
Parcel 3S	1701 R.C. Sarasota Invest, LLC	618,000	618,000
Parcel 2	Waterplace Condominiums	503,000	503,000
		$2,868,000	$2,846,000

Competition

The Company competes for tenants with other owners of undeveloped real property in downtown Providence.  The Company maintains no listing of other competitive properties and will not engage in a competitive bid arrangement with proposed developers.  The Company’s refusal to sell the land that it owns may restrict the number of interested developers.

Employees

As of December 31, 2021, the Company has two full-time and one part-time employee.

Environmental

Prior to February 2017, the Company operated a petroleum storage facility (“Terminal”) through two of its wholly owned subsidiaries.  On February 10, 2017, the Terminal was sold to Sprague Operating Resources, LLC (“Sprague”) which results in the Terminal’s operations being classified as discontinued operations for all periods presented.  As part of the Terminal Sale Agreement, the Company agreed to complete the environmental remediation and pay for the costs related to a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.   In February 2020, the Company filed a revised Remediation Action Work Plan (“RAWP”) with Rhode Island Department of Environmental Management (“RIDEM”) to incorporate technical details associated with the preferred remedial activities and to update the 2018 RAWP.  As a result of the revised remedial activities included in the 2020 RAWP, the remediation accrual was increased by $846,000 in 2019 primarily due to design changes necessary to meet the requirements of applicable life safety codes.   For the years ended December 31, 2021 and 2020, the Company incurred costs of $132,000 and $553,000, respectively resulting in an environmental remediation liability of $358,000 and $490,000 at December 31, 2021 and 2020, respectively.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in Company’s consolidated income statement as income or expense from discontinued operations.

Insurance

The Company maintains what management believes to be adequate levels of insurance.

Item 2.  Properties

The Company owns approximately 18 acres and a historic building in the Capital Center Area of Providence, Rhode Island.  With the exception of Parcel 6C and Parcel 20, all of the Company’s real property is leased either under long-term leases or short-term leases as more particularly described in Item 1, Business.  Effective August 29, 2020, the Parcel 6C lease was terminated by the tenant and effective October 31, 2021, the Parcel 20 lease was terminated by the Company.  The Company also owns or controls 23 locations on which 44 billboard faces have been constructed.  All but one of these locations are owned by the Company under permanent easements from the Railroad; the remaining location is leased from an unrelated third party with a remaining term of three years.

Item 3.  Legal Proceedings

In connection with the sale of the Company’s petroleum storage terminal in 2017, the Company and the buyer, Sprague Operating Resources, LLC (“Sprague”), entered into an agreement relating to the construction of a breasting dolphin pursuant to which the Company and Sprague would share equally all expenses incurred in the construction in excess of $1,040,000, subject to certain limitations, including in the Company’s opinion, a 20% percent cap on cost overruns in excess of $1,040,000. In November 2019 the Company received a demand from Sprague asserting that Sprague was owed $427,000 representing 50% of actual cost of the dolphin in excess of $1,040,000. The Company replied that its obligation could not exceed $104,000 being 50% of 20% of the original estimate. Subsequently, the Company and Sprague engaged in a mediation which did not resolve the dispute. On July 15, 2021 Sprague commenced an action in the Rhode Island Superior Court (Providence County) seeking monetary damages in the amount of $427,000 together with interest and attorney’s fees. The Company filed an answer denying any liability. The parties are presently engaged in discovery.

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

	Trading Prices		Dividends
	High	Low	Declared
2021
1st Quarter	$12.50	$11.80	$0.07
2nd Quarter	14.00	11.48	0.07
3rd Quarter	14.20	11.80	0.07
4th Quarter	15.00	11.75	0.07

2020
1st Quarter	$16.50	$12.07	$0.07
2nd Quarter	15.05	11.20	-	*
3rd Quarter	15.00	12.10	0.07
4th Quarter	14.70	12.35	0.07

* Not declared due to uncertainty of potential coronavirus pandemic impact on Company.

At February 23, 2022, there were 323 holders of record of the Company’s Class A Common Stock.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted.  See Note 8, “Discontinued operations and environmental incident” in the accompanying Consolidated Financial Statements for further discussion of these operations.

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

The Company’s long-term leases (land and billboard) have original terms of 30 to 149 years.  The Company follows GAAP in accounting for its leases by recognizing rental income on the straight-line basis over the term of the leases.  Where the straight-line income exceeds the actual contractual payments (“Excess”), the Company evaluates the collectability of the entire stream of remaining lease payments on a lease-by-lease basis.  If the remaining lease payments are not deemed to be probable of collection, in accordance with GAAP, lease revenue is recorded at the lower of straight-line rental income or the contractual amount paid.

The number of years remaining on the Company’s leases range from twenty-eight (28) years to one hundred-thirty-two (132) years with total rent yet to be collected (without regard to CPI and appraisal adjustments) under the lease by tenant ranging from $19.7 million to $363.8 million.  Given the length of the remaining lease term and the magnitude of the amount yet to be collected, along with the consideration of other factors, the Company has concluded that the remaining stream of lease payments is not probable of collection and as such, reports lease revenue based on the contractual amount paid.

2.	Liquidity and capital resources:

Historically, the Company generates adequate liquidity to fund its operations.

Cash and cash commitments:

At December 31, 2021, the Company had cash and cash equivalents of $1,443,000.  At December 31, 2021 and 2020, cash equivalents consist of a money market account totaling $1,355,000 and $1,555,000, respectively.  The Company and its subsidiary each maintain checking account and one money market account in a financial institution which is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

Under the terms of each applicable long-term land lease, the contractual rent adjustments for the last two year were:

Parcel Number	Monthly Increase	Effective Date of Increase	Type of Adjustment
Parcel 20	$2,800	June 1, 2020	Base ground rent increase
Parcel 9	$1,575	April 1, 2021	Base ground rent increase

On July 30, 2020, the Company received notice that the tenant of Parcel 6C exercised its right to terminate the ground lease effective August 29, 2020.  On the termination date, the annual rent on Parcel 6C was $220,000 and the annual real estate taxes paid by the tenant were $311,000. Upon termination, the real estate taxes became an obligation of the Company effective with the taxes assessed as on December 31, 2020. The Company believed that the assessed value of Parcel 6C as agreed to by the City of Providence (“City”) and the former tenant of Parcel 6C pursuant to a Tax Stabilization Agreement (“TSA”) was much greater than similar parcels in the Capital Center area.  Negotiations with the City to reduce the assessment were initially unsuccessful.  Accordingly, the Company filed a complaint against the Providence Tax Assessor in Rhode Island Superior Court asserting that the Company was not a party to the TSA and that the assessed value should be determined based on the value of other Parcels in the Capital Center Area.  On December 20, 2021, the Company and the City entered into a consent judgment that dissolved the TSA upon the termination of the ground lease between the Company and the tenant and provided that the taxes assessed on December 31, 2020 would be based on the assessed value as determined by the firm engaged by the City, Vision Government Solutions, Inc.  The adjusted assessed value is significantly less than the assessed value provided in the TSA and results in an annual property tax expense of $160,000.

Through February 23, 2022 all tenants have paid their monthly rent in accordance with their lease agreements except for Metropark, the tenant that operates public parking on the Company’s undeveloped parcels other than Parcel 6C.   The coronavirus (COVID-19) pandemic has had a significant adverse impact on Metropark.  The Company does not know when or if Metropark’s operations will return to normal.  Metropark has not fully paid the rent since April 2020.  The total rent arrearage as of December 31, 2021 is $766,000 and has been fully reserved by the Company. On July 31, 2020, Metropark and the Company entered into an agreement for revenue sharing at various percentages until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark would be obligated to resume regularly scheduled rental payments under its lease.  Upon resumption of regularly scheduled rent payments, Metropark and the Company will share fifty (50) percent of the revenue in excess of $70,000 until the arrearage has been paid in full.  If prior to payment in full of the arrearage one or more of the lots is removed from the Metropark lease for development, the amount of the then unpaid arrearage in the ratio of the number of parking spaces on the removed lot to the total parking spaces on all lots prior to such lot’s removal shall be deemed paid in full.  Until resumption of regularly scheduled rent payments, the Company will continue to recognize Metropark’s rent on a cash basis.

The Company expects that revenue from Metropark will continue to be recognized on a cash basis for a significant portion of 2022.

The Terminal Sale Agreement and related documentation provides that the Company is required to secure an approved remediation plan and to remediate contamination caused by a leak in 1994 from a storage tank at the Terminal. At December 31, 2021, the Company’s accrual for the remaining cost of remediation was $358,000 of which $87,000 is expected to be incurred in 2022. The Terminal Sale Agreement also contained a cost sharing provision for a breasting dolphin whereby any costs incurred in connection with the construction of the breasting dolphin in excess of the initial estimate of $1,040,000 would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate subject to the sharing arrangement. In November 2019, the Company received a demand letter from Sprague asserting that it was owed $427,000, which amount represents 50% of the actual costs incurred ($1,894,008) in excess of $1,040,000.  The Company asserts that its obligation cannot exceed $104,000. On June 17, 2021 the Company and Sprague met with a mediator to review Sprague’s claim. Mediation was unsuccessful and on July 15, 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court seeking monetary damages of $427,000, interest and attorney’s fees.  The Company intends to vigorously defend against the claims being asserted by Sprague.  See Note 8, “Discontinued operations and environmental incident” in the accompanying Consolidated Financial Statements.

In 2021, the Company declared and paid dividends of $1,848,000 or $0.28 per share.

The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020:

Revenue, leasing increased $223,000 from 2020 due to the recognition of deferred revenue associated with the termination of the Parcel 20 lease ($293,000), rent from the tenants of Parcel 20 effective November 1, 2021 ($28,000) and by an increase in rent (contractual and contingent) from tenants ($95,000) offset by a decrease in rent associated with Metropark ($46,000) and the termination of the Parcel 6C lease ($147,000).

Operating expenses increased $279,000 due principally to: increased property tax expense resulting from the termination of the Parcel 6C lease ($107,000) and Parcel 20 lease ($134,000) and an increase in expenses principally related to the on-going operations of Steeple Street Building ($38,000).

General and administrative expense increased $111,000 due principally to an increase in legal fees associated with the Sprague breasting dolphin litigation and other legal matters ($137,000), a net increase in various other expenses ($27,000) offset by a decrease in accounting fees ($53,000).

For the years ended December 31, 2021 and 2020, the Company’s effective income tax rate is 28% and 27%, respectively.

Item 8.  Financial Statements and Supplementary Data

CAPITAL PROPERTIES, INC. AND SUSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Capital Properties, Inc.

Providence, Rhode Island

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income and retained earnings, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Westborough, Massachusetts

February 23, 2022

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS

Properties and equipment (net of accumulated depreciation) (Note 3)	$6,670,000	$6,756,000
Cash and cash equivalents	1,443,000	1,642,000
Prepaid and other	122,000	101,000
Prepaid income taxes	85,000	48,000
Deferred income taxes, discontinued operations	100,000	132,000
	$8,420,000	$8,679,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$277,000	$210,000
Other	350,000	563,000
Deferred income taxes, net	262,000	234,000
Environmental remediation accrual, discontinued operations (Note 8)	358,000	490,000
	1,247,000	1,497,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,325,000	6,334,000
	7,173,000	7,182,000

	$8,420,000	$8,679,000

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	December 31,
	2021	2020
Revenue and other income:
Revenue, leasing	$4,808,000	$4,585,000
Other income, interest	2,000	8,000
	4,810,000	4,593,000
Expenses:
Operating	846,000	567,000
General and administrative	1,420,000	1,309,000
	2,266,000	1,876,000

Income from continuing operations before income taxes	2,544,000	2,717,000

Income tax expense (benefit):
Current	677,000	810,000
Deferred	28,000	(76,000)
	705,000	734,000

Net income	1,839,000	1,983,000
Retained earnings, beginning	6,334,000	5,737,000
Dividends on common stock based on 6,599,912 shares outstanding	(1,848,000)	(1,386,000)
Retained earnings, ending	6,325,000	6,334,000

Basic income per common share based upon 6,599,912 shares outstanding	$0.28	$0.30

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2021	2020
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$1,839,000	$1,983,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	86,000	93,000
Deferred income taxes	28,000	(76,000)
Deferred revenue, Parcel 20	(199,000)	-
Changes in assets and liabilities:
Prepaid and other	(21,000)	57,000
Property taxes	67,000	53,000
Other	(51,000)	(43,000)
Net cash provided by operating activities, continuing operations	1,749,000	2,067,000

Cash flows from investing activities, continuing operations, proceeds from
Deferred revenue, Parcel 20	—	102,000

Discontinued operations:
Cash used to settle obligations	(132,000)	(553,000)
Noncash adjustment to gain on sale of discontinued operations	32,000	150,000
	(100,000)	(403,000)
Net cash (used in) investing activities	(100,000)	(301,000)

Cash flows from financing activities, payment of dividends	(1,848,000)	(1,386,000)

Increase (decrease) in cash and cash equivalents	(199,000)	380,000
Cash and cash equivalents, beginning	1,642,000	1,262,000
Cash and cash equivalents, ending	$1,443,000	$1,642,000

Supplemental disclosures:
Cash paid for income taxes	$683,000	$696,000

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents include money market accounts totaling $1,355,000 and $1,555,000, at December 31, 2021 and 2020, respectively.  The Company and its subsidiary each maintain a checking account and one money market account in a bank, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company has not experienced any losses in such accounts.

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

Certain of the Company’s long-term leases (land and billboard) provide for presently known scheduled rent increases over the remaining terms (28 to 132 years). The Company follows GAAP in accounting for leases whereby revenue is recognized on straight-line basis over the terms of the leases when management is able to conclude that all remaining lease payments are collectible.  To date, management has recognized revenue on a contractual basis as it has been unable to conclude that the remaining lease payments are realizable (collectible) due to the magnitude of the remaining lease payments to be collected, the length of the lease terms and other related uncertainties.

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

Recently adopted accounting pronouncements:

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance was effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

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

3.	Properties and equipment:

Properties and equipment consist of the following:

	Estimated Useful	December 31,
	Life in Years	2021	2020

Land and land improvements on lease or held for lease:		$4,439,000	$4,439,000
Building and improvements, Steeple Street (Note 6)	30	2,582,000	2,582,000
Office equipment	5-10	67,000	67,000
		7,088,000	7,088,000
Less accumulated depreciation:
Land improvements on lease or held for lease		93,000	93,000
Steeple Street property (Note 6)		258,000	172,000
Office equipment		67,000	67,000
		418,000	332,000
		$6,670,000	$6,756,000
4.	Liabilities, other:

Liabilities, other consist of the following:

	December 31,
	2021	2020
Deferred revenue, Parcel 20	$-	$199,000
Accrued professional fees	152,000	152,000
Deposits and prepaid rent	87,000	121,000
Accrued payroll and related costs	75,000	75,000
Other	36,000	16,000
	$350,000	$563,000

5.	Note Payable - Revolving Credit Line:

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

Long-term land leases:

Through December 31, 2021, excluding Parcel 6C and Parcel 20, the Company had entered into eight long-term land leases, all of which have completed construction of improvements thereon.  The leases generally have a term of 99 years or more, are triple net, and provide for periodic adjustment in rent of various types depending on the particular lease, and otherwise contain terms and conditions normal for such instruments.

On July 30, 2020 the tenant of Parcel 6C exercised its right to terminate its lease effective August 29, 2020.  In September 2021, the Company sent a Notice of Default (“Default Notice”) to the tenant of Parcel 20 for the nonpayment of September’s rent and the 2021 first quarter property taxes.  Subsequently, the tenant cured the rent default. On October 6, 2021 the tenant was sent a Notice of Lease Termination (“Termination Notice”) informing the tenant that the lease would terminate on October 18, 2021 unless the failure to pay the first quarter real estate taxes along with any related penalties and interest was cured.  Subsequently, it was agreed that, provided the first and second quarter real estate taxes and any related penalties and interest were paid in full by October 31, 2021, the lease would not be terminated. Since payment was not made, the lease was terminated effective October 31, 2021.

The Parcel 20 Steeple Street Building (“Building”) lease was originally accounted for as a sales-type lease due to the transfer of the Building to the tenant.  The land directly under the Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the tenant was insufficient to recognize the transaction as a sale, in accordance with ASC 360-20, the Company reported the acquisition period rent and an allocable portion of the ground rent collected as deferred revenue on its consolidated balance sheet. Upon termination of the lease, deferred revenue of $293,000 through October 31, 2021 was recognized as leasing revenue in the consolidated statements of income and retained earnings.  With the termination of the Parcel 20 lease, the Company became obligated for the real property taxes which currently total $134,000 annually.

Under the eight land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements.  Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. For the years ended December 31, 2021 and 2020, the real property taxes attributable to the Company’s land under leases were $1,168,000 and $1,261,000, respectively.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $88,000 and $99,000 for the years ended December 31, 2021 and 2020, respectively.

With respect to Parcel 6C lease, on the termination date the annual rent was $220,000 and annual real estate taxes paid by the tenant equaled $311,000. Upon termination, the real estate taxes became an obligation of the Company effective with the taxes assessed as on December 31, 2020. The Company believed that the assessed value of Parcel 6C as agreed to by the City of Providence (“City”) and the former tenant of Parcel 6C pursuant to a Tax Stabilization Agreement (“TSA”) was much greater than similar parcels in the Capital Center area.  Negotiations with the City to reduce the assessment were initially unsuccessful.  Accordingly, the Company filed a complaint against the Providence Tax Assessor in Rhode Island Superior Court asserting that the Company was not a party to the TSA and that the assessed value should be determined based on the value of other Parcels in the Capital Center Area.  On December 20, 2021, the Company and the City entered into a consent judgment that dissolved the TSA upon the termination of the ground lease between the Company and the tenant and provided that the taxes assessed as on December 31, 2020 would be based on the assessed value as determined by the firm engaged by the City, Vision Government Solutions, Inc.  The adjusted assessed value results in an annual real estate tax expense of $160,000.  For the years ended December 31, 2021 and 2020, operating expenses includes $160,000 and $53,000 for real property taxes attributable to Parcel 6C, respectively on the accompanying consolidated statements of income and retained earnings.

Lamar lease:

Tri-State Display’s, Inc., leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2049.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2021 and 2020, the percentage rent totaled $136,000 and $139,000, respectively, which amounts are included in operating revenues on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2021 and 2020.

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

The COVID-19 pandemic continues to have a significant adverse impact on Metropark’s parking operations.  On July 31, 2020, Metropark and the Company entered into an agreement for revenue sharing at various percentages until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark would be obligated to resume regularly scheduled rental payments under its lease.  Upon resumption of regularly scheduled rent payments, Metropark and the Company will share fifty (50) percent of the revenue in excess of $70,000 until the arrearage has been paid in full.  If prior to payment in full of the arrearage one or more of the lots is removed from the Metropark lease for development, the amount of the then unpaid arrearage in the ratio of the number of parking spaces on the removed lot to the total parking spaces on all lots prior to such lot’s removal shall be deemed paid in full.

At December 31, 2021 and 2020, the receivable from Metropark equaled $766,000 and $340,000, respectively, and was fully reserved in both years.  The Company will continue to recognize Metropark’s rent on a cash basis.

Minimum future contractual rental payments, inclusive of presently known scheduled rent increases to be received from non-cancellable long-term leases as of December 31, 2021 are:

Year ending December 31,
2022	$4,119,000
2023	4,147,000
2024	4,248,000
2025	4,435,000
2026	4,480,000
2027 - 2153	796,075,000
$817,504,000

Historically, the Company has made financial statement footnote disclosure of the excess of straight-line rentals over contractual payments and its determination of collectability of such excess. Included in the amount of the excess were payments which under ASC 842 are deemed variable payments. As part of its ongoing review of the requirements of ASC 842, the Company has concluded that under ASC 842 variable rental payments should not be included in the straight-line rental amount.  To the extent the Company determines that the excess of straight-line rentals over contractual payments is not collectible, such excess is not recognized as revenue. Consistent with prior conclusions, the Company has determined that, at this time, the excess of straight-line rentals over contractual payments is not probable of collection.  Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of December 31, 2021 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $86,076,000.

In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon, subject to the right of any leasehold mortgagee to enter into a new lease with the Company with the same terms and conditions as the lease in default.

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s revenues for the years ended December 31, 2021 and 2020:

	2021	2020
Lamar Outdoor Advertising, LLC	$1,129,000	$1,105,000
HGIT Center Place	618,000	620,000
1701 R.C. Sarasota Invest, LLC	618,000	618,000
Waterplace Condominiums	503,000	503,000
	$2,868,000	$2,846,000

7.	Income taxes, continuing operations:

For the years ended December 31, 2021 and 2020, income tax expense (benefit) from continuing operations is comprised of the following components:

	2021	2020
Current:
Federal	$489,000	$598,000
State	188,000	212,000
	677,000	810,000
Deferred:
Federal	20,000	(57,000)
State	8,000	(19,000)
	28,000	(76,000)
	$705,000	$734,000

For the years ended December 31, 2021 and 2020, a reconciliation of the income tax provision from continuing operations as computed by applying the United States income tax rate of 21% to income before income taxes is as follows:

	2021	2020
Computed "expected" tax	$534,000	$570,000
Increase in "expected" tax resulting from state income tax, net of federal income tax benefit	158,000	141,000
Nondeductible expenses and other	13,000	23,000
	$705,000	$734,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences from continuing operations which give rise to deferred tax assets and liabilities were as follows:

	2021	2020
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$361,000	$361,000
Accounts receivable	213,000	98,000
Deferred income - Conversion to cash basis of accounting for tax purposes	38,000	56,000
Insurance premiums and accrued leasing revenues	23,000	19,000
	635,000	534,000
Gross deferred tax assets:
Allowance for doubtful accounts	(206,000)	(91,000)
Prepaid rent	(23,000)	(24,000)
Accounts payable and accrued expenses	(69,000)	(75,000)
Accrued property taxes	(75,000)	(56,000)
Deferred income, Parcel 20	-	(54,000)
	(373,000)	(300,000)
	$262,000	$234,000

8.	Discontinued operations and environmental incident:

Prior to February 2017, the Company operated a petroleum storage facility (“Terminal”) through two of its wholly owned subsidiaries.  On February 10, 2017, the Terminal was sold to Sprague Operating Resources, LLC (“Sprague”). In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the Terminal is accounted for as a discontinued operation.

As part of the Terminal Sale Agreement, the Company agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  The Company continues the remediation activities set forth in the Remediation Action Work Plan (“RAWP”) filed with the Rhode Island Department of Environmental Management (“RIDEM”).  In 2021 and 2020, the Company incurred costs of $132,000 and $553,000, respectively, which reduced the remediation liability to $358,000 and $490,000 at December 31, 2021 and 2020.

Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statement as income or expense from discontinued operations.

The Terminal Sale Agreement also contained a cost sharing provision for the breasting dolphin whereby any cost incurred in connection with the construction of the breasting dolphin in excess of the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate, subject to a sharing arrangement. In November 2019, the Company received a demand letter from Sprague asserting that it was owed $427,000, which amount represents 50% of the actual costs incurred ($1,894,008) in excess of $1,040,000.  The Company asserts that its obligation cannot exceed $104,000. The mediation efforts that occurred in June 2021 were unsuccessful and on July 15, 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court seeking monetary damages of $427,000, interest and attorney’s fees.  The Company intends to vigorously defend against the claims being asserted by Sprague.

9.	Subsequent event:

At its January 26, 2022 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on February 11, 2022, payable February 28, 2022.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “2013 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2021.

Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2021, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “2013 Internal Control-Integrated Framework.”

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2022 Annual Meeting of Shareholders to be filed with the SEC.

The following are the executive officers of the Registrant:

Name	Age	Office Held at Capital Properties, Inc.	Date of First Election to Office
Robert H. Eder	89	Chairman/President	1995
Susan R. Johnson	62	Treasurer	2017
Stephen J. Carlotti	79	Secretary	1998

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

The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of December 31, 2021 and 2020

(ii) Consolidated Statements of Income and Retained Earnings for the Years ended December 31, 2021 and 2020

(iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2021 and 2020

(iv) Notes to Consolidated Financial Statements.

104		The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.

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

DATED: February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	February 23, 2022
Robert H. Eder
Chairman/President, Director and
Principal Executive Officer

/s/ Susan R. Johnson	February 23, 2022
Susan R. Johnson
Treasurer, Principal Financial Officer
and Principal Accounting Officer

/s/ Daniel T. Noreck	February 23, 2022
Daniel T. Noreck
Director

/s/ Steven G. Triedman	February 23, 2022
Steven G. Triedman
Director