Form 10-Q
period 2022-03-31
CAPITAL PROPERTIES INC /RI/
filed 2022-04-29
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of March 31, 2022, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS

Properties and equipment (net of accumulated depreciation)	$6,649,000	$6,670,000
Cash and cash equivalents	1,622,000	1,443,000
Prepaid and other	175,000	122,000
Prepaid income taxes	-	85,000
Deferred income taxes associated with discontinued operations (Note 8)	96,000	100,000
	$8,542,000	$8,420,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$317,000	$277,000
Other	489,000	350,000
Income taxes payable	83,000	-
Deferred income taxes, net	230,000	262,000
Liability associated with discontinued operations (Note 8)	342,000	358,000
	1,461,000	1,247,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,233,000	6,325,000
	7,081,000	7,173,000
	$8,542,000	$8,420,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue and other income:
Leasing revenue	$1,163,000	$1,048,000

Expenses:
Operating	253,000	164,000
General and administrative	392,000	353,000
	645,000	517,000

Income from operations before income taxes	518,000	531,000

Income tax expense (benefit):
Current	180,000	192,000
Deferred	(32,000)	(44,000)
	148,000	148,000

Net income	370,000	383,000

Retained earnings, beginning	6,325,000	6,334,000
Dividends on common stock ($.07 per share)
based upon 6,599,912 shares outstanding	(462,000)	(462,000)
Retained earnings, ending	6,233,000	6,255,000
Class A common stock	66,000	66,000
Capital in excess of par	782,000	782,000
Shareholders' equity, ending	$7,081,000	$7,103,000

Basic income per common share based upon 6,599,912 shares outstanding	$0.06	$0.06

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$370,000	$383,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	21,000	22,000
Deferred income taxes	(32,000)	(44,000)
Income taxes	168,000	172,000
Other, net changes in prepaids, property tax payable and other	126,000	93,000
Net cash provided by operating activities, continuing operations	653,000	626,000

Cash flows from investing activities:
Continuing operations:
Deferred revenue	-	26,000
Discontinued operations:
Cash used to settle obligations	(16,000)	(53,000)
Noncash adjustment to gain on sale of discontinued operations	4,000	13,000
Net cash used in discontinued operations	(12,000)	(40,000)
Net cash used in investing activities	(12,000)	(14,000)

Cash flows used in financing activities, payment of dividends	(462,000)	(462,000)

Increase in cash and cash equivalents	179,000	150,000
Cash and cash equivalents, beginning	1,443,000	1,642,000
Cash and cash equivalents, ending	$1,622,000	$1,792,000

Supplemental disclosure:
Cash paid for income taxes	$-	$7,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

1.	Description of business:

The operations of Capital Properties, Inc. and its wholly-owned subsidiary, Tri-State Displays, Inc. (collectively “the Company”) consist of the long-term leasing of certain of its real estate interests in the Capital Center area in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of the parking garage), and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) which has constructed outdoor advertising boards thereon.  The Company anticipates that the future development of its remaining properties in the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these undeveloped parcels (other than Parcel 6C) for public parking to Metropark, Ltd.

2.	Basis of presentation and summary of significant accounting policies:

Principles of consolidation:

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements.  The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K for the year ended December 31, 2021.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2022 and the results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021.

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

3.	Properties and equipment:

Properties and equipment consist of the following:

	March 31, 2022	December 31, 2021
Properties on lease or held for lease:
Land and land improvements	$4,439,000	$4,439,000
Building and improvements, Steeple Street	2,582,000	2,582,000
	7,021,000	7,021,000
Less accumulated depreciation:
Land improvements on lease or held for lease	93,000	93,000
Steeple Street property (see Note 6)	279,000	258,000
	372,000	351,000
	$6,649,000	$6,670,000

4.	Liabilities, other:

Liabilities, other consist of the following:

	March 31, 2022	December 31, 2021
Accrued professional fees	$124,000	$152,000
Deposits and prepaid rent	225,000	87,000
Accrued payroll and related costs	84,000	75,000
Other	56,000	36,000
	$489,000	$350,000

5.	Note Payable - Revolving Credit Line:

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

Long-term land leases:

Through March 31, 2022 the Company had entered into eight long-term land leases, all of which have completed construction of improvements thereon. The Company’s leases generally have a term of 99 years or more, are triple net and provide for periodic adjustment in rent of various types depending on the particular lease, and otherwise contain terms and conditions normal for such instruments.

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

The Parcel 20 Steeple Street Building (“Building”) lease was originally accounted for as a sales-type lease due to the transfer of the Building to the tenant.  The land directly under the Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the tenant was insufficient to recognize the transaction as a sale, in accordance with ASC 360-20, the Company reported the acquisition period rent and an allocable portion of the ground rent collected as deferred revenue on its consolidated balance sheet. Upon termination of the lease, the $283,000 of deferred revenue through September 30, 2021 was recognized as leasing revenue in the September 30, 2021 condensed consolidated statement of income and shareholders’

equity.  With the termination of the Parcel 20 lease, the Company became obligated for the real property taxes which currently total $134,000 annually and the operating expense associated with its operation.

Under the eight land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and must pay real property taxes assessed on land and improvements under these arrangements.  Accordingly, real property taxes payable by the tenants are excluded from both leasing revenues and leasing expenses on the accompanying condensed consolidated statements of income and shareholders’ equity.  For the three months ended March 31, 2022 and 2021, real property taxes attributable to the Company’s land leases totaled $292,000 and 263,000, respectively.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $21,000 for each of the three months ended March 31, 2022 and 2021.

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

Parking lease:

The Company leases the undeveloped parcels of land in the Capital Center area (other than Parcel 6C) and, effective November 1, 2021 as a result of the lease termination, Parcel 20 for public parking purposes to Metropark under a ten-year lease (the “Parking Lease”).  The Parking Lease is cancellable as to all or any portion of the leased premises at any time on thirty days’ written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.  The Parking Lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent).   There was no contingent rent for the three months ended March 31, 2022 and 2021.

The COVID-19 pandemic continues to have an adverse impact on Metropark’s parking operations, though not as severe as at the start of the pandemic. On July 31, 2020, Metropark and the Company entered into an agreement for revenue sharing at various percentages until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark would be obligated to resume regularly scheduled rental payments under its lease.  Upon resumption of regularly scheduled rent payments, Metropark and the Company will share fifty (50) percent of the revenue in excess of $70,000 until the arrearage has been paid in full.  If prior to payment in full of the arrearage one or more of the lots is removed from the Metropark lease for development, the amount of the then unpaid arrearage in the ratio of the number of parking spaces on the removed lot to the total parking spaces on all lots prior to such lot’s removal shall be deemed paid in full.

At March 31, 2022 the receivable from Metropark equaled $857,000 and was fully reserved. The Company continues to recognize Metropark’s rent on a cash basis and will continue to do so until the resumption of regularly scheduled rental payments under its lease. For the three months ended March 31, 2022 and 2021, cash collections totaled $45,000 and $2,000, respectively and is included in revenue, leasing on the accompanying condensed consolidated statements of income and retained earnings.

Historically, the Company has made financial statement footnote disclosure of the excess of straight-line rentals over contractual payments and its determination of collectability of such excess. Included in the amount of the excess were payments which under ASC 842 are deemed variable payments. As part of its ongoing review of the requirements of ASC 842, the Company has concluded that under ASC 842 variable rental payments should not be included in the straight-line rental amount.  To the extent the Company determines that, with respect to any of its leases, the excess of straight-line rentals over contractual payments is not collectible, such excess is not recognized as revenue. Consistent with prior conclusions, the Company has determined that, at this time, the excess of straight-line rentals over contractual payments is not probable of collection.  Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of March 31, 2022 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $86,911,000.

7.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities are as follows:

	March 31, 2022	December 31, 2021
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$361,000	$361,000
Accounts receivable	238,000	213,000
Deferred income - conversion to cash basis of accounting for tax purposes	33,000	38,000
Insurance premiums and accrued leasing revenues	30,000	23,000
	662,000	635,000
Gross deferred tax assets:
Allowance for doubtful accounts	(231,000)	(206,000)
Prepaid rent	(51,000)	(23,000)
Accounts payable and accrued expenses	(65,000)	(69,000)
Accrued property taxes	(85,000)	(75,000)
	(432,000)	(373,000)
	$230,000	$262,000

8.	Discontinued operations:

Prior to February 2017, the Company operated a petroleum storage facility (“Terminal”) through two wholly owned subsidiaries.  On February 10, 2017, the Terminal was sold to Sprague Operating Resources, LLC (“Sprague”). In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the Terminal was accounted for as a discontinued operation.

As part of the Terminal Sale Agreement, the Company agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil.  The Company continues the remediation activities set forth in the Remediation Action Work Plan (“RAWP”) filed with the Rhode Island Department of Environmental Management (“RIDEM”).  For the three months ended March 31, 2022 the Company incurred costs of $16,000 which reduced the remediation liability to $342,000.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s condensed consolidated statements of income as income or expense from discontinued operations.

The Terminal Sale Agreement also contained a cost sharing provision for a breasting dolphin whereby any cost incurred in connection with the construction of the breasting dolphin in excess of the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate, subject to a sharing arrangement.  In November 2019, the Company received a demand letter from Sprague asserting that it is owed $427,000, which amount represents 50% of the actual costs incurred ($1,894,008) in excess of $1,040,000.  The Company asserts that its obligation cannot exceed $104,000. The mediation efforts that occurred in June 2021 were unsuccessful and on July 15, 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court seeking monetary damages of $427,000, interest and attorney’s fees.  Discovery has commenced with interrogatories scheduled to occur in April and May 2022.  The Company intends to vigorously defend against the claims being asserted by Sprague.

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

At its April 27, 2022 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on May 13, 2022, payable May 27, 2022.

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

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2021. There have been no changes to the application of this accounting policy since December 31, 2021.

2.	Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At March 31, 2022, the Company had cash and cash equivalents of $1,622,000.  The Company and its subsidiary each maintain checking accounts and a money market account in one bank, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

On October 6, 2021 the tenant of Parcel 20 lease was sent a Notice of Lease Termination (“Termination Notice”) informing it that the lease would terminate on October 18, 2021 unless the failure to pay the first quarter real estate taxes along with any related penalties and interest was cured.  Subsequently, it was agreed that, provided the first and second quarter real estate taxes and any related penalties and interest were paid in full by October 31, 2021, the lease would not be terminated. The tenant did not make the required payments and accordingly, the lease was terminated.  On the termination date, the annual amount due from the tenant of Parcel 20 for ground rent and acquisition period rent equaled $195,000 and the annual real estate taxes paid by the tenant equaled $134,000.  Upon termination, the real estate taxes became an obligation of the Company.  The expected annual cost of operating the Steeple Street Building, inclusive of real estate taxes ($134,000) and depreciation expense ($86,000) approximates $355,000 with estimated tenant reimbursements of $50,000.

As of April 29, 2022, all tenants have paid their monthly rent in accordance with their lease agreements except for Metropark.  The coronavirus (COVID-19) pandemic continues to have an adverse impact on Metropark.   At March 31, 2022 its total rent arrearage is $857,000 and has been fully reserved by the Company. The Company does not know when or if Metropark’s operations will return to normal.  Until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark is obligated to resume regularly scheduled rental payments under its lease, the Company will continue to recognize revenue from Metropark on a cash basis.

For the three months ended March 31, 2022 and 2021 rent collected from Metropark equaled $45,000 and $2,000, respectively.

The Company does not expect to receive contingent rent from Metropark in 2022.

The Terminal Sale Agreement and related documentation provides that the Company is required to secure an approved remediation plan and to remediate contamination caused by a leak in 1994 from a storage tank at the Terminal. At March 31, 2022, the Company’s accrual for the remaining cost of remediation was $342,000 of which $71,000 is expected to be incurred in the remaining quarters of 2022.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.

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

Three months ended March 31, 2022 compared to three months ended March 31, 2021:

Revenue, leasing increased $115,000 from 2021, due principally to increased cash collections from Metropark ($43,000), rent from the leasing of the Steeple Street building ($78,000) offset by the termination of the Parcel 20 lease.

Operating expenses increased $89,000 due to expenses associated with the ongoing operations of the Steeple Street building.

General and administrative expense increased $39,000 due principally to increased legal costs associated with the Sprague breasting dolphin matter ($20,000), increase payroll and payroll related costs ($32,000) offset by decreases in other various expenses.

For the three months ended March 31, 2022 and 2021, the Company’s effective income tax rate is approximately 28% of income before income taxes.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022, filed with the Securities and Exchange Commission on April 29, 2022 formatted in iXBRL(“InLine eXtensible Business Reporting Language”):

(i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021
(ii) Condensed Consolidated Statements of Income and Shareholders’ Equity for the Three Months ended March 31, 2022 and 2021
(iii) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2022 and 2021
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

DATED: April 29, 2022