Form 10-Q
period 2022-09-30
CAPITAL PROPERTIES INC /RI/
filed 2022-10-28
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to it management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued it audit report.   ☐

As of September 30, 2022, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I

Item 1.	Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS

Properties and equipment (net of accumulated depreciation)	$6,606,000	$6,670,000
Cash and cash equivalents	1,736,000	1,443,000
Prepaid and other	101,000	122,000
Prepaid income taxes	-	85,000
Deferred income taxes associated with discontinued operations (Note 8)	76,000	100,000
	$8,519,000	$8,420,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$424,000	$277,000
Other	488,000	350,000
Income taxes payable	17,000	-
Deferred income taxes, net	168,000	262,000
Liability associated with discontinued operations (Note 8)	272,000	358,000
	1,369,000	1,247,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,302,000	6,325,000
	7,150,000	7,173,000
	$8,519,000	$8,420,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Leasing revenue	$1,206,000	$1,397,000	$3,821,000	$3,661,000

Expenses:
Operating	282,000	274,000	821,000	601,000
General and administrative	386,000	324,000	1,121,000	1,048,000
	668,000	598,000	1,942,000	1,649,000

Income from operations before income taxes	538,000	799,000	1,879,000	2,012,000

Income tax expense (benefit):
Current	167,000	194,000	610,000	595,000
Deferred	(19,000)	28,000	(94,000)	(38,000)
	148,000	222,000	516,000	557,000

Net income	390,000	577,000	1,363,000	1,455,000

Retained earnings, beginning	6,374,000	6,288,000	6,325,000	6,334,000
Dividends on common stock ($.07 per share)
based upon 6,599,912 shares outstanding	(462,000)	(462,000)	(1,386,000)	(1,386,000)
Retained earnings, ending	6,302,000	6,403,000	6,302,000	6,403,000
Class A common stock	66,000	66,000	66,000	66,000
Capital in excess of par	782,000	782,000	782,000	782,000
Shareholders' equity, ending	$7,150,000	$7,251,000	$7,150,000	$7,251,000

Basic income per common share based upon 6,599,912 shares outstanding	$0.06	$0.09	$0.21	$0.22

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$1,363,000	$1,455,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	64,000	64,000
Deferred income taxes	(94,000)	(38,000)
Income taxes	102,000	65,000
Other, net changes in prepaids, property tax payable and other	306,000	294,000
Net cash provided by operating activities, continuing operations	1,741,000	1,840,000

Cash flows from investing activities:
Continuing operations:
Deferred revenue	-	(199,000)
Discontinued operations:
Cash used to settle obligations	(86,000)	(108,000)
Noncash adjustment to gain on sale of discontinued operations	24,000	29,000
Net cash used in discontinued operations	(62,000)	(79,000)
Net cash used in investing activities	(62,000)	(278,000)

Cash flows used in financing activities, payment of dividends	(1,386,000)	(1,386,000)

Increase in cash and cash equivalents	293,000	176,000
Cash and cash equivalents, beginning	1,443,000	1,642,000
Cash and cash equivalents, ending	$1,736,000	$1,818,000

Supplemental disclosure:
Cash paid for income taxes	$485,000	$502,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2022 and the results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021.

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

3.	Properties and equipment:

Properties and equipment consist of the following:

	September 30, 2022	December 31, 2021
Properties on lease or held for lease:
Land and land improvements	$4,439,000	$4,439,000
Building and improvements, Steeple Street	2,582,000	2,582,000
	7,021,000	7,021,000
Less accumulated depreciation:
Land improvements on lease or held for lease	93,000	93,000
Steeple Street property (see Note 6)	322,000	258,000
	415,000	351,000
	$6,606,000	$6,670,000

4.	Liabilities, other:

Liabilities, other consist of the following:

	September 30, 2022	December 31, 2021
Accrued professional fees	$138,000	$152,000
Deposits and prepaid rent	179,000	87,000
Accrued payroll and related costs	103,000	75,000
Other	68,000	36,000
	$488,000	$350,000

5.	Note Payable - Revolving Credit Line:

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

Long-term land leases:

Through September 30, 2022 the Company had entered into eight long-term land leases, all of which have completed construction of improvements thereon. The Company’s leases generally have a term of 99 years or more, are triple net and provide for periodic rent adjustments of various types depending on the particular lease, and otherwise contain terms and conditions normal for such instruments.

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

The Parcel 20 Steeple Street Building (“Building”) lease was originally accounted for as a sales-type lease due to the transfer of the Building to the tenant.  The land directly under the Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales.  Since the initial investment by the tenant was insufficient to recognize the transaction as a sale, in accordance with ASC 360-20, the Company reported the acquisition period rent and an allocable portion of the ground rent collected as deferred revenue on its consolidated balance sheet. Upon termination of the lease, the $283,000 of deferred revenue through September 30, 2021 was recognized as leasing revenue in the September 30, 2021 condensed consolidated statement of income and shareholders’

equity.  With the termination of the Parcel 20 lease, the Company became obligated for the real property taxes which currently total $162,000 annually and the operating expense associated with its operation.

Under the eight land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and must pay real property taxes assessed on land and improvements under these arrangements.  Accordingly, real property taxes payable by the tenants are excluded from both leasing revenues and leasing expenses on the accompanying condensed consolidated statements of income and shareholders’ equity.  For the three and nine months ended September 30, 2022, real property taxes attributable to the Company’s land leases totaled $241,000 and $723,000, respectively and were $227,000 and $682,000 for the same period in 2021.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $21,000 and $63,000 for each of the three and nine months ended September 30, 2022 and 2021.

Tri-State Displays Inc. leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2049.  The Lamar lease provides, among other things, for the following:  (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1 (each 12-month period a “Lease Year”), Lamar must pay to the Company within thirty days after the close of the Lease Year, 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such Lease Year, reduced by the sum of (a) commissions paid to unrelated third parties and (b) base rent paid to the Company for each leased billboard location.  Leasing revenue includes $235,000 and $136,000 for the nine months ended September 30, 2022 and 2021, respectively, related to this agreement.

Parking lease:

The Company leases the undeveloped parcels of land in the Capital Center area (other than Parcel 6C) and, effective November 1, 2021 as a result of the lease termination, Parcel 20 for public parking purposes to Metropark under a ten-year lease (the “Parking Lease”).  The Parking Lease is cancellable as to all or any portion of the leased premises at any time on thirty days’ written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises.  The Parking Lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent).   There was no contingent rent for the three and nine months ended September 30, 2022 and 2021.

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

At September 30, 2022 the receivable from Metropark equaled $987,000 and was fully reserved. The Company continues to recognize Metropark’s rent on a cash basis and will continue to do so until the resumption of regularly scheduled rental payments under its lease. For the three and nine months ended September 30, 2022, cash collections totaled $71,000 and $187,000, respectively and were $42,000 and $64,000 for the same periods in 2021 and is included in leasing revenue on the accompanying condensed consolidated statements of income and retained earnings.

Historically, the Company has made financial statement footnote disclosure of the excess of straight-line rentals over contractual payments and its determination of collectability of such excess. Included in the amount of the excess were payments which under ASC 842 are deemed variable payments. As part of its ongoing review of the requirements of ASC 842, the Company has concluded that under ASC 842 variable rental payments should not be included in the straight-line rental amount.  To the extent the Company determines that, with respect to any of its leases, the excess of straight-line rentals over contractual payments is not collectible, such excess is not recognized as revenue. Consistent with prior conclusions, the Company has determined that, at this time, the excess of straight-line rentals over contractual payments is not probable of collection.  Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of September 30, 2022 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $88,581,000.

7.	Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities.  The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities are as follows:

	September 30, 2022	December 31, 2021
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$362,000	$361,000
Accounts receivable	280,000	213,000
Deferred income - conversion to cash basis of accounting for tax purposes	23,000	38,000
Insurance premiums and accrued leasing revenues	10,000	23,000
	675,000	635,000
Gross deferred tax assets:
Allowance for doubtful accounts	(265,000)	(206,000)
Prepaid rent	(48,000)	(23,000)
Accounts payable and accrued expenses	(80,000)	(69,000)
Accrued property taxes	(114,000)	(75,000)
	(507,000)	(373,000)
	$168,000	$262,000

8.	Discontinued operations:

Prior to February 2017, the Company operated a petroleum storage facility (“Terminal”) through two wholly owned subsidiaries.  On February 10, 2017, the Terminal was sold to Sprague Operating Resources, LLC (“Sprague”). In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the Terminal was accounted for as a discontinued operation.

As part of the Terminal Sale Agreement, the Company agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank leak which allowed the escape of a small amount of fuel oil.  The Company continues the remediation activities set forth in the Remediation Action Work Plan (“RAWP”) filed with the Rhode Island Department of Environmental Management (“RIDEM”).  For the three and nine months ended September 30, 2022 the Company incurred costs of $26,000 and $86,000, respectively, which reduced the remediation liability to $272,000.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s condensed consolidated statements of income as income or expense from discontinued operations.

The Terminal Sale Agreement also contained a cost sharing provision for a breasting dolphin whereby any cost incurred in connection with the construction of the breasting dolphin in excess of the initial estimate of $1,040,000 will be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate, subject to a sharing arrangement.  In November 2019, the Company received a demand letter from Sprague asserting that it is owed $427,000, which amount represents 50% of the actual costs incurred ($1,894,008) in excess of $1,040,000.  The Company asserts that its obligation cannot exceed $104,000. The mediation efforts that occurred in June 2021 were unsuccessful and on July 15, 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court seeking monetary damages of $427,000, interest and attorney’s fees.  Interrogatories have been completed and discovery is on-going.  The Company and Sprague have submitted motions for Summary Judgment and the Company expects a ruling thereon within six months.  The Company intends to vigorously defend against the claims being asserted by Sprague.

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

At its October 26, 2022 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on November 11, 2022, payable November 23, 2022.

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

Cash and cash commitments:

At September 30, 2022, the Company had cash and cash equivalents of $1,736,000.  The Company and its subsidiary each maintain checking accounts and a money market account in one bank, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000.  The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

Upon termination of the Parcel 20 lease effective October 31, 2021, the annual real estate taxes previously paid by the tenant of $134,000 became an obligation of the Company and the Company no longer collects the annual ground and acquisition period rent of $195,000.  Annual leasing revenue to be derived from the operation of the Steeple Street Building and adjacent parking in 2022 is expected to approximate $320,000 with estimated annual operating expenses of $272,000, exclusive of depreciation expense.  The Company has engaged an experienced commercial realtor to market the available space (49%) within the Steeple Street Building.  The Company continues to maintain its corporate office in the Steeple Street Building.

The City of Providence (“City”) conducted a City-wide property revaluation for 2022.  This revaluation increased the assessed value of the Company’s parcels that are available for lease by 26.5%, resulting in an annual property tax increase of $139,000 that will be borne entirely by the Company.  The Company has appealed the City’s 2022 assessed values for certain of its parcels.   Pending the outcome of the appeal, the Company records its property tax expense based on the 2022 valuation.

As of October 28, 2022, all tenants have paid their monthly rent in accordance with their lease agreements except for Metropark.  The coronavirus (COVID-19) pandemic and the post-pandemic return to the office continues to have an adverse impact on Metropark.   At September 30, 2022 its total rent arrearage is $987,000 and has been fully reserved. The Company does not know when or if Metropark’s operations will return to normal.  Until parking revenues received by Metropark equal or exceed $70,000 per month, whereupon Metropark is obligated to resume regularly scheduled rental payments under its lease, the Company will continue to recognize revenue from Metropark on a cash basis.

For the three and nine months ended September 30, 2022, cash collections from Metropark totaled $71,000 and $187,000, respectively and were $42,000 and $64,000 for the same periods in 2021.

The Terminal Sale Agreement and related documentation provides that the Company is required to secure an approved remediation plan and to remediate contamination caused by a leak in 1994 from a storage tank at the Terminal. At September 30, 2022, the Company’s accrual for the remaining cost of remediation was $272,000 of which $30,000 is expected to be incurred in the last quarter of 2022.  Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.

The Terminal Sale Agreement also contained a cost sharing provision for a breasting dolphin whereby any costs incurred in connection with the construction of the breasting dolphin in excess of the initial estimate of $1,040,000 would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate subject to the sharing arrangement.  In November 2019, the Company received a demand letter from Sprague asserting that it is owed $427,000, which amount represents 50% of the actual costs incurred ($1,894,000) in excess of $1,040,000.  The Company asserts that its obligation cannot exceed $104,000. On June 17, 2021 the Company and Sprague met with a mediator to review Sprague’s claim. On July 15, 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court seeking monetary damages of $427,000, interest and attorney’s fees.  The Company and Sprague have submitted motions for Summary Judgment and the Company expects a decision thereon within six months. The Company intends to vigorously defend against the claims being asserted by Sprague.

The declaration of future dividends will depend on future earnings and financial performance.

3.	Results of operations:

Three months ended September 30, 2022 compared to three months ended September 30, 2021:

Leasing revenue decreased $191,000 from 2021 and consists of increased revenue from cash collections from Metropark ($29,000), rent from the leasing of the Steeple Street building and adjacent parking lot ($71,000), and from scheduled rent increases ($17,000) offset by a reduction in revenue due to the termination of the Parcel 20 lease ($308,000). In 2021, leasing revenue included $238,000 of deferred revenue recognized as a result of the termination of the Parcel 20 lease.

Operating expenses increased $8,000 due principally to increased property taxes as a result of the City’s revaluation and costs associated with the Company’s appeal ($36,000) offset by a reduction in expenses associated with the ongoing operations of the Steeple Street building ($28,000).

General and administrative expense increased $62,000 due principally to legal costs associated with the Company’s litigation with Sprague related to the dolphin cost sharing provision.

For the three months ended September 30, 2022 and 2021, the Company’s effective income tax rate is approximately 28% of income before income taxes.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021:

Leasing revenue increased $160,000 from 2021, due principally to increased cash collections from Metropark ($122,000), rent from the leasing of the Steeple Street building and adjacent parking lot ($218,000), and scheduled rent increases and contingent rent from Lamar ($138,000) offset by a reduction in revenue due to the termination of the Parcel 20 lease ($318,000), of which $283,000 represented the recognition of deferred leasing revenue.

Operating expenses increased $220,000 due to increased property taxes as a result of the City’s revaluation and costs associated with the Company’s revaluation appeal ($93,000) as well as costs associated with the ongoing operations of the Steeple Street building ($127,000).

General and administrative expense increased $73,000 due principally to legal costs associated with the Company’s litigation with Sprague related to the dolphin cost sharing provision ($86,000) offset by reductions due to the elimination of rental expense as a result of the termination of the Parcel 20 lease ($21,000) and increases in other various expenses ($8,000).

For the nine months ended September 30, 2022 and 2021, the Company’s effective income tax rate is approximately 27% to 28% of income before income taxes.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2022, filed with the Securities and Exchange Commission on October 28, 2022 formatted in iXBRL(“InLine eXtensible Business Reporting Language”):

(i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021
(ii) Condensed Consolidated Statements of Income and Shareholders’ Equity for the Three and Nine Months ended September 30, 2022 and 2021
(iii) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2022 and 2021
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

DATED: October 28, 2022