Form 10-K
period 2022-12-31
CAPITAL PROPERTIES INC /RI/
filed 2023-02-17
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $23,000,000 which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of February 17, 2023, the Company had 6,599,912 shares of Class A Common Stock outstanding.

Auditor Firm Id:	577	Auditor Name:	Stowe & Degon, LLC	Auditor Location:	Westborough, MA, USA

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on April 26, 2023, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

PART I

FORWARD-LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the excess of straight-line over contractual rent when due over the terms of the long-term leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the long-term impact of the COVID-19 pandemic on the economy, parking operations, and the Company’s financial performance, and exposure to remediation and other costs associated with its former ownership of a petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

Item 1. Business

Organizational History

The Company was organized as a business corporation under the laws of Rhode Island in 1983 as Providence and Worcester Company and is the successor by merger in 1983 to a corporation also named Providence and Worcester Company which was organized under the laws of Delaware in 1979. In 1984, the Company’s name was changed to Capital Properties, Inc.

Business:

The Company’s principal business is the leasing of Company-owned land in Capital Center (“Capital Center”) and property adjacent to Capital Center (Parcel 20) in downtown Providence, Rhode Island under long-term ground leases with terms of 99 years or more.* (Hereinafter, the land in Capital Center and Parcel 20 are referred to as parcels within the “Capital Center Area”). The Company owns approximately 18 acres in Capital Center consisting of 13 individual parcels. Capital Center (approximately 77 acres of land) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (“Amtrak”) and the Company during the 1980’s in which two rivers, the Moshassuck and the Woonasquatucket, were moved, Amtrak’s Northeast Corridor rail line was relocated, a new Amtrak/commuter railroad station was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area. The Company has not acted, and does not intend to act, as a developer with respect to any Company-owned parcels.

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

*Generally speaking, a ground lease is a lease by the owner of the land (in this case, the Company) to the owners/operators of the real estate improvements built thereon by such owners/operators (“Ground Leases”).

Parcel 20

Parcel 20 consists of a parcel of land adjacent to the Capital Center, part of which is undeveloped and part of which contains a three/four-story 20,000 square foot building (the “Steeple Street Building”).

In May 2018, the Company and a tenant entered into an Amended and Restated Ground Lease for Parcel 20. On December 1, 2018, the tenant took possession of Parcel 20 and the Company conveyed title to the Steeple Street Building to the tenant. Effective October 31, 2021 the lease with the tenant was terminated due to the tenant's failure to pay the first and second quarter real estate taxes along with any related penalties and interest.

The Parcel 20 Steeple Street Building (“Building”) lease was originally accounted for as a sales-type lease due to the transfer of the Building to the tenant. The land directly under the Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment – Real Estate Sales. Since the initial investment by the tenant was insufficient to recognize the transaction as a sale, in accordance with ASC 360-20, the Company reported the acquisition period rent and an allocable portion of the ground rent collected as deferred revenue on its consolidated balance sheets. Upon termination of the lease, the $293,000 of deferred revenue through October 31, 2021 was recognized as leasing revenue in the consolidated statements of income and retained earnings. With the termination of the Parcel 20 lease, the Company became obligated for the real property taxes.

*************** **************** ***************

All of the properties described above are shown on the map contained in Exhibit 20.

Billboard Lease

The Company, through its wholly-owned subsidiary Tri-State Displays, Inc. leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) under a lease which expires in 2049 (the “Lamar Lease”). All but one of these locations are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and the Providence & Worcester Railroad Company (“Railroad”); the remaining location is leased by the Company from a third party with a remaining term of two years.

Lamar has a right of first refusal for additional billboard location sites acquired by the Company in New England and Metropolitan New York City.

The Lamar lease provides, among other things, for annual base rent increases of 2.75% in June for each leased billboard location and participation in the revenue generated by each billboard, as defined in the agreement. The Lamar lease contains other terms and conditions customary to such instruments.

A summary of the long-term leases is as follows:

Parcels in Capital Center Area
Parcel Number	Type of Building (s)	Building Gross Square Feet	Number of Residential Units	Term of Lease (Years)	Termination Date	Options to Extend Lease	Current Annual Contractual Rent		Next Periodic Rent Adjustment	Annual Rent After Next Adjustment or Type of Next Adjustment

2	17-story & 19-story Residential and	307,000	193	103	2108	Two 75-Year	$503,000		2023	COLA
	13-story Office	325,000

3S	13-story Office	235,000		99	2087	None	$618,000		2024	$788,000

5	8-story Residential	454,000	225	149	2142	None	$540,000	*	2033	Appraisal

6A	4-6 story Residential	120,000	96	99	2107	Two 50-Year	$367,000		2024	$404,000

6B	2-6 story Residential	248,000	169	99	2107	Two 50-Year	$214,000		2024	$235,000

7A	Underground Public Parking Garage		330 parking spaces	99	2104	Two 75-Year	$200,000		2027	COLA

8	4-story Office	114,000		99	2090	None	$290,000	*	2025	COLA

9	10-Story Office	210,000		149	2153	None	$397,000		2026	$417,000

Billboard Lease
NA	Billboard			39	2049	**	$1,020,000	***	2023	$1,048,000

COLA	Cost-of-living adjustment

*	Lease provides for rent participation (contingent rent) equal to 1% of Gross Revenue.
**	Lease term is extended for four (4) years if an electronic billboard is constructed on a leased location.
***	Lease provides for rent participation equal to 30% of Revenue, as defined in the agreement for each standard billboard and 20% of Revenue for each electronic billboard.

Major tenants:

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s leasing revenues for the years ended December 31, 2022 and 2021:

Parcel		2022	2021
NA	Lamar Outdoor Advertising, LLC	$1,255,000	$1,129,000
Parcel 5	HGIT Center Place	625,000	618,000
Parcel 3S	1701 R.C. Sarasota Invest, LLC	618,000	618,000
Parcel 2	Waterplace Condominiums	503,000	503,000
		$3,001,000	$2,868,000

Competition

The Company competes for tenants with other owners of undeveloped real property in downtown Providence. The Company maintains no listing of other competitive properties and will not engage in a competitive bid arrangement with proposed developers. The Company’s refusal to sell the land that it owns may restrict the number of interested developers.

Employees

As of December 31, 2022, the Company has two full-time and one part-time employee.

Environmental

Prior to February 2017, the Company operated a petroleum storage facility (“Terminal”) through two of its wholly owned subsidiaries. On February 10, 2017, the Terminal was sold to Sprague Operating Resources, LLC (“Sprague”) which results in the Terminal’s operations being classified as discontinued operations for all periods presented. As part of the Terminal Sale Agreement, the Company agreed to complete the environmental remediation and pay for the costs related to a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil. In February 2020, the Company filed a revised Remediation Action Work Plan (“RAWP”) with Rhode Island Department of Environmental Management (“RIDEM”) to incorporate technical details associated with the preferred remedial activities and to update the 2018 RAWP. During 2022, the remediation system was modified to address operational issues which impeded remediation activities. For the year ended December 31, 2022, the Company incurred costs of $112,000 and increased the environmental remediation liability by $160,000 resulting in a liability of $406,000 at December 31, 2022. Any subsequent increases or decreases to the expected cost of remediation will be recorded in Company’s consolidated income statements as gain or loss on sale of discontinued operations.

Insurance

The Company maintains what management believes to be adequate levels of insurance.

Item 2. Properties

The Company owns approximately 18 acres and a historic building in the Capital Center Area of Providence, Rhode Island. With the exception of Parcel 6C and the Steeple Street Building, all of the Company’s real property is leased either under long-term leases or short-term leases as more particularly described in Item 1, Business. Effective October 31, 2021, the Parcel 20 lease was terminated by the Company. The Company also owns or controls 23 locations in Rhode Island and Massachusetts on which 44 billboard faces have been constructed. All but one of these locations are owned by the Company under permanent easements from the Railroad; the remaining location is leased from an unrelated third party with a remaining term of two years.

Item 3. Legal Proceedings

In connection with the sale of the Company’s petroleum storage terminal in 2017, the Company and the buyer, Sprague, entered into an agreement relating to the construction of a breasting dolphin pursuant to which any construction costs incurred in excess of the contract cost of the construction would be shared equally between the Company and Sprague subject to certain limitations. In November 2019, Sprague asserted that it was owed $427,000 and the Company asserted that its obligation under the Agreement could not exceed $104,000. Mediation efforts were unsuccessful and in July 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court (Superior Court) seeking monetary damages of $427,000, interest and attorney’s fees. In December 2022, the Superior Court denied Sprague’s Motion for Summary Judgment filed in September 2022 and granted in part and denied in part the Company’s Cross Motion for Summary Judgment also filed in September 2022. The Company anticipates that the matter will go to trial late in 2023 or early in 2024. The Company intends to vigorously defend against the claims being asserted by Sprague.

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

	Trading Prices		Dividends
	High	Low	Declared
2022
1st Quarter	$13.46	$12.00	$0.07
2nd Quarter	12.99	11.95	0.07
3rd Quarter	12.12	10.59	0.07
4th Quarter	12.20	11.00	0.07

2021
1st Quarter	$12.50	$11.80	$0.07
2nd Quarter	14.00	11.48	0.07
3rd Quarter	14.20	11.80	0.07
4th Quarter	15.00	11.75	0.07

At February 17, 2023, there were 331 holders of record of the Company’s Class A Common Stock.

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

The number of years remaining on the Company’s leases range from twenty-seven (27) years to one hundred-thirty-one (131) years with total rents yet to be collected from tenants (without regard to CPI and appraisal adjustments) under the lease ranging from $19.5 million to $363.4 million. Given the length of the remaining lease term and the magnitude of the amount yet to be collected, along with the consideration of other factors, the Company has concluded that the remaining stream of lease payments is not probable of collection and as such, reports lease revenue based on the contractual amount paid.

2.
Liquidity and capital resources:

Historically, the Company generates adequate liquidity to fund its operations.

Cash and cash commitments:

The Company had cash and cash equivalents of $1,476,000 and $1,443,000 at December 31, 2022 and 2021, respectively, inclusive of a money market account totaling $1,273,000 and $1,355,000 in each of the aforementioned years. The Company and its subsidiary each maintain checking accounts and one money market account in a financial institution which is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

Under the terms of each applicable long-term land lease, the contractual adjustments for the last two years were:

Parcel Number	Monthly Increase	Effective Date of Increase	Type of Adjustment
Parcel 9	$1,575	April 1, 2021	Base ground rent increase
Parcel 7A	$2,539	April 1, 2022	Base ground rent increase

The City of Providence (“City”) conducted a City-wide property revaluation for 2022. This revaluation increased the assessed value of the Company’s parcels that are available for lease by 26.5%, resulting in an annual property tax increase of $139,000 that was to be borne entirely by the Company. The Company's appeal of the assessed values for certain of its parcels was successful and resulted in a reduction of the assessed value to an amount less than the 2021 assessed value and in an annual property tax reduction in 2022 taxes as originally assessed of $165,000, which amount was recorded in the fourth quarter of 2022.

Through February 17, 2023 all tenants have paid their monthly rent in accordance with their lease agreements except for Metropark, the tenant that operates public parking on the Company’s undeveloped parcels other than Parcel 6C. The Company continues to report revenue from Metropark on a cash basis as the move by many companies to a hybrid workplace model has reduced demand for parking spaces. Metropark has not fully paid the rent per the original lease agreement executed in 2017 since April 2020. On July 31, 2020, Metropark and the Company entered into an agreement for revenue sharing at various percentages until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark would be obligated to resume regularly scheduled rental payments under the 2017 lease. Upon resumption of regularly scheduled rent payments, Metropark and the Company will share fifty (50) percent of the monthly revenue in excess of $70,000 until the arrearage has been paid in full. If prior to payment in full of the arrearage one or more of the lots is removed from the Metropark lease for development, the amount of the then unpaid arrearage in the ratio of the number of parking spaces on the removed lot to the total parking spaces on all lots prior to such lot’s removal shall be deemed paid in full. At December 31, 2022 the total rent arrearage is $1,031,000 and has been fully reserved. The Company does not know when or if Metropark’s operations will return to pre-pandemic levels.

The Company expects that revenue from Metropark will continue to be recognized on a cash basis for a significant portion of 2023.

The Terminal Sale Agreement and related documentation provides that the Company is required to secure an approved remediation plan and to remediate contamination caused by a leak in 1994 from a storage tank at the Terminal. At December 31, 2022, the Company’s accrual for the remaining cost of remediation was $406,000 of which $132,000 is expected to be expended in 2023. The Terminal Sale Agreement also contained a cost sharing provision for a breasting dolphin whereby any construction costs in excess of the contract cost of construction would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate subject to the sharing arrangement. In November 2019, Sprague asserted that it was owed $427,000 and the Company asserted that its obligation under the Agreement could not exceed $104,000. Mediation efforts were unsuccessful and in July 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court (Superior Court) seeking monetary damages of $427,000, plus interest and attorney’s fees. In December 2022, the Superior Court denied Sprague’s Motion for Summary Judgment filed in September 2022 and granted in part and denied in part the Company’s Cross Motion for Summary Judgment also filed in September 2022. The Company anticipates that the matter will go to trial late in 2023 or early in 2024. The Company intends to vigorously defend against the claims being asserted by Sprague. See Note 8, “Discontinued operations and environmental incident” in the accompanying Consolidated Financial Statements.

In 2022, the Company declared and paid dividends of $1,848,000 or $0.28 per share.

The declaration of future dividends will depend on future earnings and financial performance.

3.
Results of operations:

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021:

Leasing revenue increased $265,000 from 2021 due to a full year of operations associated with Parcel 20 ($273,000), an increase in cash collections from Metropark ($161,000) and an increase in rent (contractual and contingent) from tenants ($168,000) offset by a decrease in revenue associated with the termination of the Parcel 20 lease ($337,000).

Operating expenses increased $76,000 due principally to costs associated with the operations of Steeple Street Building ($91,000) and offset by a decrease in property taxes resulting from the appeal ($15,000).

General and administrative expense decreased $83,000 due principally to a decrease in professional fees ($74,000) and a net decrease in various other expenses ($9,000).

For the years ended December 31, 2022 and 2021, the Company’s effective income tax rate from continuing operations is 27% and 28%, respectively.

Item 8. Financial Statements and Supplementary Data

CAPITAL PROPERTIES, INC. AND SUSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Capital Properties, Inc.

Providence, Rhode Island

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and retained earnings, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company derives revenue from long-term leases with original terms ranging from 30 years to 149 years. Effective January 1, 2019 the Company adopted ASC 842, Leases, and elected the “package of practical expedients” which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification, and initial indirect costs and determined that all pre-existing leases were properly accounted for as operating. The long-term leases contain periodic rent increases based on either a specific percentage, market appraisals, changes in the consumer price index or combination thereof. In accordance with generally accepted accounting principles, lease income should be recognized on a straight-line basis. Where straight-line income exceeds the actual contractual payments (the “Excess”), the Excess should only be recognized to the extent it is collectable. In accordance with ASC 842, if collectability of the lease payments is not probable, lease income shall be limited to the lesser of the income that would be recognized in accordance with ASC 842 (straight-line basis) or the actual lease payment, including variable payments that have been collected from the lessee. The Company evaluates the entire stream of remaining lease payments on a lease-by-lease basis. Analysis of collectability from the lessee (tenant) is subjective and complex and is dependent on many factors including historical experience and the creditworthiness of the tenant. The creditworthiness of the tenant can, and often is, significantly influenced by major factors including the creditworthiness of multiple sub-tenants. The inability to access reliable credit information on all parties impacting the probability of collection creates a collectability constraint. Management updates its collectability analysis of long-term leases annually and has determined that collection of the entire remaining stream of remaining lease payments is not probable. Accordingly lease revenue, including variable payments, is recorded when received from the lessee.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the recognition of long-term lease revenue on a straight-line basis included the following, among others:

•
We evaluated the effectiveness of controls over lease revenue recognition, including managements analysis of and conclusions regarding collection probability.
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

Westborough, Massachusetts

February 17, 2023

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS

Properties and equipment (net of accumulated depreciation) (Note 3)	$6,584,000	$6,670,000
Cash and cash equivalents	1,476,000	1,443,000
Prepaid and other	224,000	122,000
Prepaid income taxes	21,000	85,000
Deferred income taxes, discontinued operations	110,000	100,000
	$8,415,000	$8,420,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$260,000	$277,000
Other	366,000	350,000
Deferred income taxes, net	271,000	262,000
Environmental remediation accrual, discontinued operations (Note 8)	406,000	358,000
	1,303,000	1,247,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,264,000	6,325,000
	7,112,000	7,173,000

	$8,415,000	$8,420,000

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	December 31,
	2022	2021

Leasing revenue	$5,075,000	$4,810,000

Expenses:
Operating	922,000	846,000
General and administrative	1,337,000	1,420,000
	2,259,000	2,266,000

Income from continuing operations before income taxes	2,816,000	2,544,000

Income tax expense:
Current	765,000	677,000
Deferred	9,000	28,000
	774,000	705,000

Income from continuing operations	2,042,000	1,839,000

Loss on sale of discontinued operations, net of tax (Note 8)	(255,000)	-

Net income	1,787,000	1,839,000
Retained earnings, beginning	6,325,000	6,334,000
Dividends on common stock based on 6,599,912 shares outstanding	(1,848,000)	(1,848,000)
Retained earnings, ending	$6,264,000	$6,325,000
Basic income (loss) per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.31	$0.28
Discontinued operations	(0.04)	-
Total basic income per common share	$0.27	$0.28

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2022	2021
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$2,042,000	$1,839,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	86,000	86,000
Deferred income taxes	9,000	28,000
Deferred revenue, Parcel 20	-	(199,000)
Changes in assets and liabilities:
Income taxes	64,000	-
Prepaid and other	(102,000)	(21,000)
Property taxes	(17,000)	67,000
Other	16,000	(51,000)
Net cash provided by operating activities, continuing operations	2,098,000	1,749,000

Cash flows from investing activities:
Discontinued operations:
Loss on sale of discontinued operation	(255,000)	-
Cash used to settle obligations	(112,000)	(132,000)
Noncash adjustment to loss on sale of discontinued operations	150,000	32,000
Net cash (used in) investing activities	(217,000)	(100,000)

Cash flows from financing activities, payment of dividends	(1,848,000)	(1,848,000)

Increase (decrease) in cash and cash equivalents	33,000	(199,000)
Cash and cash equivalents, beginning	1,443,000	1,642,000
Cash and cash equivalents, ending	$1,476,000	$1,443,000

Supplemental disclosures:
Cash paid for income taxes	$619,000	$683,000

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents include money market accounts totaling $1,273,000 and $1,355,000, at December 31, 2022 and 2021, respectively. The Company and its subsidiary each maintain a checking account and one money market account in a bank, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company has not experienced any losses in such accounts.

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

Certain of the Company’s long-term leases (land and billboard) provide for presently known scheduled rent increases over the remaining terms (27 to 131 years). The Company follows GAAP in accounting for leases whereby revenue is recognized on straight-line basis over the terms of the leases when management is able to conclude that all remaining lease payments are collectable. To date, management has recognized revenue on a contractual basis as it has been unable to conclude that the remaining lease payments are realizable (collectable) due to the magnitude of the remaining lease payments to be collected, the length of the lease terms and other related uncertainties.

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

3.
Properties and equipment:

Properties and equipment consist of the following:

	Estimated Useful	December 31,
	Life in Years	2022	2021

Land and land improvements on lease or held for lease		$4,439,000	$4,439,000
Building and improvements, Steeple Street (Note 6)	30	2,582,000	2,582,000
		7,021,000	7,021,000
Less accumulated depreciation:
Land improvements on lease or held for lease		93,000	93,000
Steeple Street property (Note 6)		344,000	258,000
		437,000	351,000

		$6,584,000	$6,670,000

4.
Liabilities, other:

Liabilities, other consist of the following:

	December 31,
	2022	2021
Accrued professional fees	$155,000	$152,000
Deposits and prepaid rent	93,000	87,000
Accrued payroll and related costs	75,000	75,000
Other	43,000	36,000
	$366,000	$350,000

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

6.
Description of leasing arrangements:

Long-term land leases:

Through December 31, 2022, excluding Parcel 6C and Parcel 20, the Company had entered into eight long-term land leases, all of which have completed construction of improvements thereon. The leases generally have a term of 99 years or more, are triple net, and provide for periodic adjustment in rent of various types depending on the particular lease, and otherwise contain terms and conditions normal for such instruments.

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

The Parcel 20 Steeple Street Building (“Building”) lease was originally accounted for as a sales-type lease due to the transfer of the Building to the tenant. The land directly under the Building was allocated in the determination of the value of the property transferred in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales. Since the initial investment by the tenant was insufficient to recognize the transaction as a sale, in accordance with ASC 360-20, the Company reported the acquisition period rent and an allocable portion of the ground rent collected as deferred revenue on its consolidated balance sheet. Upon termination of the lease, deferred revenue of $293,000 through October 31, 2021 was recognized as leasing revenue in the consolidated statements of income and retained earnings. With the termination of the Parcel 20 lease, the Company became obligated for the real property taxes associated with the parcel.

Under the eight land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. For the years ended December 31, 2022 and 2021, the real property taxes attributable to the Company’s land under leases, exclusive of Parcel 2 which is a condominium, were $944,000 and $695,000, respectively.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $99,000 and $88,000 for the years ended December 31, 2022 and 2021, respectively.

The City of Providence (“City”) conducted a City-wide property revaluation for 2022. This revaluation increased the assessed value of the Company’s parcels that are available for lease by 26.5%, resulting in an annual property tax increase of $139,000. The Company’s appeal of the assessed values for certain of its parcels was successful and resulted in a reduction of the assessed value to an amount less than the 2021 assessed value and in an annual property tax reduction in 2022 taxes as originally assessed of $165,000, which amount was recorded in the fourth quarter of 2022. Property tax expense associated with the Company's parcels that are available for lease was $579,000 and $608,000, respectively, which amounts are included in operating expenses on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2022 and 2021.

Lamar lease:

Tri-State Display’s, Inc., leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2049. The Lamar lease provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2022 and 2021, the percentage rent totaled $235,000 and $136,000, respectively, which amounts are included in operating revenues on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2022 and 2021.

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

The COVID-19 pandemic continues to have an adverse impact on Metropark’s parking operations as the move by many companies to a hybrid workplace model (one that mixes in-office and remote work) has resulted in lower demand for parking spaces. The Company and Metropark continue to operate under the June 30, 2020 revenue sharing agreement that provides for revenue sharing at various percentages until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark would be obligated to resume regularly scheduled rental payments under its lease. Upon resumption of regularly scheduled rent payments, Metropark and the Company will share fifty (50) percent of the revenue in excess of $70,000 until the arrearage has been paid in full. If prior to payment in full of the arrearage one or more of the lots is removed from the Metropark lease for development, the amount of the then unpaid arrearage in the ratio of the number of parking spaces on the removed lot to the total parking spaces on all lots prior to such lot’s removal shall be deemed paid in full.

At December 31, 2022 and 2021, the receivable from Metropark equaled $1,031,000 and $766,000, respectively, and was fully reserved in both years. The Company will continue to recognize Metropark’s rent on a cash basis for the foreseeable future.

Minimum future contractual rental payments, inclusive of presently known scheduled rent increases to be received from non-cancellable long-term leases as of December 31, 2022 are:

Year ending December 31,
2023	$4,147,000
2024	4,248,000
2025	4,435,000
2026	4,480,000
2027	4,511,000
2028 - 2153	735,508,000
$757,329,000

Consistent with prior conclusions, the Company has determined that, at this time, the excess of straight-line rentals over contractual payments is not probable of collection. Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of December 31, 2022 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $89,416,000.

In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon, subject to the right of any leasehold mortgagee to enter into a new lease with the Company with the same terms and conditions as the lease in default.

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s revenues for the years ended December 31, 2022 and 2021:

	2022	2021
Lamar Outdoor Advertising, LLC	$1,255,000	$1,129,000
HGIT Center Place	625,000	618,000
1701 R.C. Sarasota Invest, LLC	618,000	618,000
Waterplace Condominiums	503,000	503,000
	$3,001,000	$2,868,000

7.
Income taxes, continuing operations:

For the years ended December 31, 2022 and 2021, income tax expense from continuing operations is comprised of the following components:

	2022	2021
Current:
Federal	$557,000	$489,000
State	208,000	188,000
	765,000	677,000
Deferred:
Federal	7,000	20,000
State	2,000	8,000
	9,000	28,000
	$774,000	$705,000

For the years ended December 31, 2022 and 2021, a reconciliation of the income tax provision from continuing operations as computed by applying the United States income tax rate of 21% to income before income taxes is as follows:

	2022	2021
Computed "expected" tax	$591,000	$534,000
Increase in "expected" tax resulting from state income tax, net of federal income tax benefit	165,000	158,000
Nondeductible expenses and other	18,000	13,000
	$774,000	$705,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences from continuing operations which give rise to deferred tax assets and liabilities were as follows:

	2022	2021
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$361,000	$361,000
Accounts receivable	289,000	213,000
Deferred income - Conversion to cash basis of accounting for tax purposes	19,000	38,000
Insurance premiums and accrued leasing revenues	50,000	23,000
	719,000	635,000
Gross deferred tax assets:
Allowance for doubtful accounts	(279,000)	(206,000)
Prepaid rent	(25,000)	(23,000)
Accounts payable and accrued expenses	(74,000)	(69,000)
Accrued property taxes	(70,000)	(75,000)
	(448,000)	(373,000)
	$271,000	$262,000

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

As part of the Terminal Sale Agreement, the Company agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil. The Company continues the remediation activities set forth in the Remediation Action Work Plan (“RAWP”) filed with the Rhode Island Department of Environmental Management (“RIDEM”). During 2022, the remediation system was modified to address operational issues which impeded remediation activities. For the year ended December 31, 2022, the Company incurred costs of $112,000 and increased the environmental remediation liability by $160,000 resulting in a liability of $406,000 at December 31, 2022. In 2021, the Company incurred costs of $132,000 which reduced the environmental remediation liability to $358,000 at December 31, 2021. Any subsequent increases or decreases to the expected cost of remediation will be recorded in Company’s consolidated statements of income and retained earnings as gain or loss from discontinued operations.

The Terminal Sale Agreement also contained a cost sharing provision for the breasting dolphin whereby any construction costs incurred more than the contract cost of construction would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate, subject to a sharing arrangement. In November 2019, Sprague asserted that it was owed $427,000 and the Company asserted that its obligation under the Agreement cannot exceed $104,000. Mediation efforts were unsuccessful and in July 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court (Superior Court) seeking monetary damages of $427,000, interest and attorney’s fees. In December 2022, the Superior Court denied Sprague’s Motion for Summary Judgment filed in September 2022 and granted in part and denied in part the Company’s Cross Motion for Summary Judgment also filed in September 2022. The Company anticipates that the matter will go to trial late in 2023 or early in 2024. The Company intends to vigorously defend against the claims being asserted by Sprague.

For the year ended December 31, 2022, loss from discontinued operations includes remediation costs of $160,000 and legal costs associated with the Sprague litigation of $189,000, net of an income tax benefit of $94,000.

9.
Subsequent event:

At its January 25, 2023 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on February 10, 2023, payable February 24, 2023.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “2013 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2022.

Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2022, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “2013 Internal Control-Integrated Framework.”

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2023 Annual Meeting of Shareholders to be filed with the SEC.

The following are the executive officers of the Registrant:

Name	Age	Office Held at Capital Properties, Inc.	Date of First Election to Office
Robert H. Eder	90	Chairman/President	1995
Susan R. Johnson	63	Treasurer	2017
Stephen J. Carlotti	80	Secretary	1998

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

The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

(ii) Letter Agreement dated July 31, 2020 between the Company and Metropark, Ltd. modifying the obligations of Metropark (incorporated by reference to Exhibit 10 to the registrant's annual report on Form 10K for the year ended December 31, 2020).

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 17, 2023, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of December 31, 2022 and 2021

(ii) Consolidated Statements of Income and Retained Earnings for the Years ended December 31, 2022 and 2021

(iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2022 and 2021

(iv) Notes to Consolidated Financial Statements.

104		The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.

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

DATED: February 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	February 17, 2023
Robert H. Eder
Chairman/President, Director and
Principal Executive Officer

/s/ Susan R. Johnson	February 17, 2023
Susan R. Johnson
Treasurer, Principal Financial Officer
and Principal Accounting Officer

/s/ Daniel T. Noreck	February 17, 2023
Daniel T. Noreck
Director

/s/ Steven G. Triedman	February 17, 2023
Steven G. Triedman
Director