Form 10-Q
period 2023-03-31
CAPITAL PROPERTIES INC /RI/
filed 2023-04-28
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of March 31, 2023, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I

Item 1. Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS

Properties and equipment (net of accumulated depreciation)	$6,563,000	$6,584,000
Cash and cash equivalents	768,000	1,476,000
Investments	1,000,000	-
Prepaid and other	219,000	224,000
Prepaid income taxes	-	21,000
Deferred income taxes associated with discontinued operations (Note 9)	110,000	110,000
	$8,660,000	$8,415,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$301,000	$260,000
Other	387,000	366,000
Income taxes payable	183,000	-
Deferred income taxes, net	248,000	271,000
Liability associated with discontinued operations (Note 9)	406,000	406,000
	1,525,000	1,303,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,287,000	6,264,000
	7,135,000	7,112,000
	$8,660,000	$8,415,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Leasing revenue	$1,251,000	$1,163,000

Expenses:
Operating	225,000	253,000
General and administrative	352,000	392,000
	577,000	645,000

Income from operations before income taxes	674,000	518,000

Income tax expense (benefit):
Current	212,000	180,000
Deferred	(23,000)	(32,000)
	189,000	148,000

Net income	485,000	370,000

Retained earnings, beginning	6,264,000	6,325,000
Dividends on common stock ($.07 per share)
based upon 6,599,912 shares outstanding	(462,000)	(462,000)
Retained earnings, ending	6,287,000	6,233,000
Class A common stock	66,000	66,000
Capital in excess of par	782,000	782,000
Shareholders' equity, ending	$7,135,000	$7,081,000

Basic income per common share based upon 6,599,912 shares outstanding	$0.07	$0.06

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$485,000	$370,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	21,000	21,000
Deferred income taxes	(23,000)	(32,000)
Income taxes	204,000	168,000
Other, net changes in prepaids, property tax payable and other	67,000	126,000
Net cash provided by operating activities, continuing operations	754,000	653,000

Cash flows from investing activities:
Purchase of investments	(1,000,000)	-
Discontinued operations:
Cash used to settle obligations	-	(16,000)
Noncash adjustment to gain on sale of discontinued operations	-	4,000
Net cash used in investing activities, discontinued operations	-	(12,000)
Cash used in investing activities	(1,000,000)	(12,000)

Cash flows used in financing activities, payment of dividends	(462,000)	(462,000)

Increase (decrease) in cash and cash equivalents	(708,000)	179,000
Cash and cash equivalents, beginning	1,476,000	1,443,000
Cash and cash equivalents, ending	$768,000	$1,622,000

Supplemental disclosure:
Cash paid for income taxes	$7,000	$-

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K for the year ended December 31, 2022.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2023 and the results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022.

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

Fair value of financial instruments:

The Company believes that the fair values of its financial instruments, including cash and cash equivalents, investments, receivables and payables, approximate their respective book values because of their short-term nature. The fair values described herein were determined using quoted prices in an active market (Level 1) and significant other observable inputs (Level 2) as defined by GAAP.

3.
Investments:

Investments consist of U.S. Treasury securities that bear interest at 4.6% and mature in September 2023. The Company classifies its U. S. Treasury securities as held-to-maturity in accordance with ASC 320 "Investments - Debt and Equity Securities". Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheet and adjusted for the amortization or accretion of premiums or discounts.

4.
Properties and equipment:

Properties and equipment consist of the following:

	March 31, 2023	December 31, 2022
Properties on lease or held for lease:
Land and land improvements	$4,439,000	$4,439,000
Building and improvements, Steeple Street	2,582,000	2,582,000
	7,021,000	7,021,000
Less accumulated depreciation:
Land improvements on lease or held for lease	93,000	93,000
Steeple Street property	365,000	344,000
	458,000	437,000
	$6,563,000	$6,584,000

5.
Liabilities, other:

Liabilities, other consist of the following:

	March 31, 2023	December 31, 2022
Accrued professional fees	$140,000	$155,000
Deposits and prepaid rent	165,000	93,000
Accrued payroll and related costs	29,000	75,000
Other	53,000	43,000
	$387,000	$366,000

6.
Note Payable - Revolving Credit Line:

In March 2021, the Company entered into a financing agreement (“Agreement”) with BankRI that provides for a revolving line-of-credit (“Line”) with a maximum borrowing capacity of $2,000,000 through March 2024. Amounts outstanding under the Agreement bear interest at the rate of the one-month LIBOR, or its replacement rate, plus 200 basis points but not less than 3.25% or, at the option of the Company, the Wall Street Journal Prime Rate. Borrowings under the Line are secured by a First Mortgage on Parcel 5 in the Capital Center District in Providence, Rhode Island (the “Property”). The Line requires the maintenance of a debt service coverage ratio of not less than 1.25 to 1.0 on the Property and 1.20 to 1.0 for the Company. The Agreement contains other restrictive covenants, including, among others, a $250,000 limitation on the purchase of its outstanding capital stock in any twelve-month period. No advances have been made under the Line.

7.
Description of leasing arrangements:

Long-term land leases:

Through March 31, 2023 the Company had entered into eight long-term land leases, all of which have completed construction of improvements thereon. The Company’s leases generally have a term of 99 years or more, are triple net and provide for periodic rent adjustments of various types depending on the particular lease, and otherwise contain terms and conditions normal for such instruments.

Under the eight land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and must pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from both leasing revenues and leasing expenses on the accompanying condensed consolidated statements of income and shareholders’ equity. For the three months ended March 31, 2023 and 2022, real property taxes attributable to the Company’s land leases totaled $236,000 and $174,000, respectively.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $27,000 and $21,000 for the three months ended March 31, 2023 and 2022, respectively.

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

Parking lease:

The Company leases the undeveloped parcels of land in the Capital Center area (other than Parcel 6C) and, effective November 1, 2021 as a result of the lease termination, Parcel 20 for public parking purposes to Metropark under a ten-year lease (the “Parking Lease”). The Parking Lease is cancellable as to all or any portion of the leased premises at any time on thirty days’ written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises. The Parking Lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent). There was no contingent rent for the three months ended March 31, 2023 and 2022.

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

At March 31, 2023 the receivable from Metropark equaled $1,070,000 and was fully reserved. The Company continues to recognize Metropark’s rent on a cash basis and will continue to do so until the resumption of regularly scheduled rental payments under its lease. For the three months ended March 31, 2023 and 2022, cash collections totaled $97,000 and $45,000, respectively.

Historically, the Company has made financial statement footnote disclosure of the excess of straight-line rentals over contractual payments and its determination of collectability of such excess. To the extent the Company determines that, with respect to any of its leases, the excess of straight-line rentals over contractual payments is not collectible, such excess is not recognized as revenue. Consistent with prior conclusions, the Company has determined that, at this time, the excess of straight-line rentals over contractual payments is not probable of collection. Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of March 31, 2023 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $90,244,000.

8.
Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities are as follows:

	March 31, 2023	December 31, 2022
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$364,000	$361,000
Accounts receivable	306,000	289,000
Deferred income - conversion to cash basis of accounting for tax purposes	14,000	19,000
Insurance premiums	39,000	50,000
	723,000	719,000
Gross deferred tax assets:
Allowance for doubtful accounts	(288,000)	(279,000)
Prepaid rent	(45,000)	(25,000)
Accounts payable and accrued expenses	(60,000)	(74,000)
Accrued property taxes	(82,000)	(70,000)
	(475,000)	(448,000)
	$248,000	$271,000

9.
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

As part of the Terminal Sale Agreement, the Company agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank leak which allowed the escape of a small amount of fuel oil. The Company continues the remediation activities set forth in the Remediation Action Work Plan (“RAWP”) filed with the Rhode Island Department of Environmental Management (“RIDEM”). The estimated future cost associated with the remediation is $406,000 and is reported separately on the consolidated balance sheets as liability associated with discontinued operations. Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s condensed consolidated statements of income as income or expense from discontinued operations. The Terminal Sale Agreement also contained a cost sharing provision for the breasting dolphin whereby any construction costs incurred more than the contract cost of construction would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate, subject to a sharing arrangement. In November 2019, Sprague asserted that it was owed $427,000 and the Company asserted that its obligation under the Agreement cannot exceed $104,000. Mediation efforts were unsuccessful and in July 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court (Superior Court) seeking monetary damages of $427,000, interest and attorney’s fees. In December 2022, the Superior Court denied Sprague’s Motion for Summary Judgment filed in September 2022 and granted in part and denied in part the Company’s Cross Motion for Summary Judgment also filed in September 2022. The Company anticipates that the matter will go to trial late in 2023 or early in 2024. The Company intends to vigorously defend against the claims being asserted by Sprague.

10.
Subsequent events:

At its April 26, 2023 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on May 12, 2023, payable May 26, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the excess of straight-line over contractual rents when due over the terms of the long-term leases; tenant default under one or more of the leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the impact of the COVID-19 pandemic on the economy, parking operations, and the Company’s financial performance and exposure to remediation and other costs associated with its former operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

1.
Overview:

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2022. There have been no changes to the application of this accounting policy since December 31, 2022.

2.
Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At March 31, 2023, the Company had cash and cash equivalents of $768,000 inclusive of $200,000 of U.S. Treasury Bills that bear interest at 4.39% and mature on June 8, 2023. The Company and its subsidiary each maintain checking accounts and a money market account in one bank, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held. Investments consist of $1,000,000 of U. S. Treasury Bills that bear interest at 4.6% with a maturity date of September 7, 2023.

To date, all tenants have paid their monthly rent in accordance with their lease agreements except for Metropark, the tenant that operates public parking on the Company's undeveloped parcels other than Parcel 6C. The Company continues to report revenue from Metropark on a cash basis as the move by many companies to a hybrid workplace model has reduced demand for parking spaces. At March 31, 2023 its total rent arrearage is $1,070,000 and has been fully reserved. The Company does not know when or if Metropark’s operations will return to normal. The Company will continue to recognize revenue from Metropark on a cash basis for the foreseeable future.

For the three months ended March 31, 2023 and 2022, cash collections from Metropark totaled $97,000 and $45,000, respectively.

The Terminal Sale Agreement and related documentation provides that the Company is required to secure an approved remediation plan and to remediate contamination caused by a leak in 1994 from a storage tank at the Terminal. At March 31, 2023, the Company’s accrual for the remaining cost of remediation was $406,000 of which $132,000 is expected to be incurred in 2023. Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.

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

3.
Results of operations:

Three months ended March 31, 2023 compared to three months ended March 31, 2022:

Leasing revenue increased $88,000 from 2022 and consists of increased cash collections from Metropark ($52,000), scheduled rent increases ($22,000) and a net increase in other sources of revenue ($14,000).

Operating expenses decreased $28,000 due principally to reduction in expenses associated with the ongoing operations of the Steeple Street building.

General and administrative expense decreased $40,000 due principally to a reduction in legal costs associated with the Company’s litigation with Sprague and general corporate matters ($25,000), a decrease in payroll related costs ($27,000) and a net increase in various other expenses ($12,000).

For the three months ended March 31, 2023 and 2022, the Company’s effective income tax rate is approximately 28% of income before income taxes.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2023, filed with the Securities and Exchange Commission on October 28, 2022 formatted in iXBRL(“Inline eXtensible Business Reporting Language”):

(i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022
(ii) Condensed Consolidated Statements of Income and Shareholders’ Equity for the Three Months ended March 31, 2023 and 2022
(iii) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2023 and 2022
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

DATED: April 28, 2023