Form 10-Q
period 2023-06-30
CAPITAL PROPERTIES INC /RI/
filed 2023-08-03
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of June 30, 2023, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I

Item 1. Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS

Properties and equipment (net of accumulated depreciation)	$6,541,000	$6,584,000
Cash and cash equivalents	1,048,000	1,476,000
Investments	1,000,000	-
Prepaid and other	159,000	224,000
Prepaid income taxes	-	21,000
Deferred income taxes associated with discontinued operations (Note 9)	110,000	110,000
	$8,858,000	$8,415,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$343,000	$260,000
Other	433,000	366,000
Income taxes payable	115,000	-
Deferred income taxes, net	201,000	271,000
Liability associated with discontinued operations (Note 9)	406,000	406,000
	1,498,000	1,303,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,512,000	6,264,000
	7,360,000	7,112,000
	$8,858,000	$8,415,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Leasing revenue	$1,492,000	$1,452,000	$2,743,000	$2,615,000

Expenses:
Operating	207,000	286,000	432,000	539,000
General and administrative	323,000	273,000	675,000	665,000
	530,000	559,000	1,107,000	1,204,000

Income from operations before income taxes	962,000	893,000	1,636,000	1,411,000

Income tax expense (benefit):
Current	302,000	282,000	514,000	462,000
Deferred	(47,000)	(43,000)	(70,000)	(75,000)
	255,000	239,000	444,000	387,000

Income from continuing operations	707,000	654,000	1,192,000	1,024,000

Loss on sale of discontinued operations, net of tax (Note 9)	(20,000)	(51,000)	(20,000)	(51,000)

Net Income	687,000	603,000	1,172,000	973,000
Retained earnings, beginning	6,287,000	6,233,000	6,264,000	6,325,000
Dividends on common stock ($.07 per share)
based upon 6,599,912 shares outstanding	(462,000)	(462,000)	(924,000)	(924,000)
Retained earnings, ending	6,512,000	6,374,000	6,512,000	6,374,000
Class A common stock	66,000	66,000	66,000	66,000
Capital in excess of par	782,000	782,000	782,000	782,000
Shareholders' equity, ending	$7,360,000	$7,222,000	$7,360,000	$7,222,000

Basic income (loss) per common share based upon 6,599,912 shares outstanding
Continuing operations	$0.10	$0.09	$0.18	$0.15
Discontinued operations	-	-	-	-
Total basic income per common share
Basic income per common share based upon 6,599,912 shares outstanding	$0.10	$0.09	$0.18	$0.15

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$1,192,000	$1,024,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	43,000	43,000
Deferred income taxes	(70,000)	(75,000)
Income taxes	136,000	90,000
Other, net changes in prepaids, property tax payable and other	215,000	255,000
Net cash provided by operating activities, continuing operations	1,516,000	1,337,000

Cash flows from investing activities:
Purchase of investments	(1,000,000)	-
Discontinued operations:
Cash used to settle obligations	(20,000)	(111,000)
Noncash adjustment to gain on sale of discontinued operations	-	17,000
Net cash used in investing activities, discontinued operations	(20,000)	(94,000)
Cash used in investing activities	(1,020,000)	(94,000)

Cash flows used in financing activities, payment of dividends	(924,000)	(924,000)

Increase (decrease) in cash and cash equivalents	(428,000)	319,000
Cash and cash equivalents, beginning	1,476,000	1,443,000
Cash and cash equivalents, ending	$1,048,000	$1,762,000

Supplemental disclosure:
Cash paid for income taxes	$372,000	$338,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2023 and the results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022.

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

Reclassification of Prior Period Presentation:

General and administrative expenses for the three and six months ended June 30, 2022 have been reduced by $70,000 to reclassify costs associated with the litigation of the cost sharing provision of the Terminal Sales Agreement (Note 9) to loss from sale of discontinued operations. This change results in the reporting of a loss from sale of discontinued operations of $51,000, which is net of an income tax benefit of $19,000 for the three and six months ended June 30, 2022. The change also increased net cash provided by operating activities and cash used in investing activities by $51,000 for the six months ended June 30, 2022.

3.
Investments:

Investments consist of U.S. Treasury securities that yield 4.6% and mature in September 2023. The Company classifies its U. S. Treasury securities as held-to-maturity in accordance with ASC 320 "Investments - Debt and Equity Securities". Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheet and adjusted for the amortization or accretion of premiums or discounts.

4.
Properties and equipment:

Properties and equipment consist of the following:

	June 30, 2023	December 31, 2022
Properties on lease or held for lease:
Land and land improvements	$4,439,000	$4,439,000
Building and improvements, Steeple Street	2,582,000	2,582,000
	7,021,000	7,021,000
Less accumulated depreciation:
Land improvements on lease or held for lease	93,000	93,000
Steeple Street property	387,000	344,000
	480,000	437,000
	$6,541,000	$6,584,000

5.
Liabilities, other:

Liabilities, other consist of the following:

	June 30, 2023	December 31, 2022
Accrued professional fees	$134,000	$155,000
Deposits and prepaid rent	230,000	93,000
Accrued payroll and related costs	38,000	75,000
Other	31,000	43,000
	$433,000	$366,000

6.
Note Payable - Revolving Credit Line:

In March 2021, the Company entered into a financing agreement (“Agreement”) with BankRI that provides for a revolving line-of-credit (“Line”) with a maximum borrowing capacity of $2,000,000 through March 2024. After June 30, 2023, amounts outstanding under the Agreement bear interest at the rate of the Secured Overnight Financing Rate ("SOFR") plus the one-month SOFR Spread Adjustment of .11448%, but not less than 3.25% or, at the option of the Company, the Wall Street Journal Prime Rate. Borrowings under the Line are secured by a First Mortgage on Parcel 5 in the Capital Center District in Providence, Rhode Island (the “Property”). The Line requires the maintenance of a debt service coverage ratio of not less than 1.25 to 1.0 on the Property and 1.20 to 1.0 for the Company. The Agreement contains other restrictive covenants, including, among others, a $250,000 limitation on the purchase of its outstanding capital stock in any twelve-month period. No advances have been made under the Line.

7.
Description of leasing arrangements:

Long-term land leases:

Through June 30, 2023 the Company had entered into eight long-term land leases, all of which have completed construction of improvements thereon. The Company’s leases generally have a term of 99 years or more, are triple net and provide for periodic rent adjustments of various types depending on the particular lease, and otherwise contain terms and conditions normal for such instruments.

Under the eight land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and must pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from both leasing revenues and leasing expenses on the accompanying condensed consolidated statements of income and shareholders’ equity. For the three and six months ended June 30, 2023 real property taxes attributable to the Company’s land leases totaled $236,000 and $472,000, respectively, and were $174,000 and $348,000 for the same periods in 2022.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $34,000 and $60,000 for the three and six months ended June 30, 2023, respectively and were $21,000 and $42,000 for the same periods in 2022.

Tri-State Displays Inc. leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2049. The Lamar lease provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1 (each 12-month period a “Lease Year”), Lamar must pay to the Company within thirty days after the close of the Lease Year, 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such Lease Year, reduced by the sum of (a) commissions paid to unrelated third parties and (b) base rent paid to the Company for each leased billboard location. Leasing revenue includes $189,000 and $235,000 for both the three and six months ended June 30, 2023 and 2022, respectively, related to this agreement.

Parking lease:

The Company leases the undeveloped parcels of land in the Capital Center area (other than Parcel 6C) and Parcel 20 for public parking purposes to Metropark under a ten-year lease (the “Parking Lease”). The Parking Lease is cancellable as to all or any portion of the leased premises at any time on thirty days’ written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises. The Parking Lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent). There was no contingent rent for the three and six months ended June 30, 2023 and 2022.

The move by many companies to a hybrid workplace model (one that mixes in-office and remote work) has resulted in lower demand for parking spaces and continues to have an adverse impact on Metropark’s parking operations. The Company and Metropark continue to operate under the June 30, 2020 revenue sharing agreement that provides for revenue sharing at various percentages until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark would be obligated to resume regularly scheduled rental payments under its lease. Upon resumption of regularly scheduled rent payments, Metropark and the Company will share fifty (50) percent of the revenue in excess of $70,000 until the arrearage has been paid in full. If prior to payment in full of the arrearage one or more of the lots is removed from the Metropark lease for development, the amount of the then unpaid arrearage in the ratio of the number of parking spaces on the removed lot to the total parking spaces on all lots prior to such lot’s removal shall be deemed paid in full.

At June 30, 2023 the receivable from Metropark equaled $1,090,000 and was fully reserved. The Company continues to recognize Metropark’s rent on a cash basis and will continue to do so until the resumption of regularly scheduled rental payments under its lease. Included in leasing revenue on the accompanying condensed consolidated statements of income and retained earnings for the three and six months ended June 30, 2023 are cash collections from Metropark totaling $115,000 and $212,000, respectively, and $71,000 and $116,000 for the same periods in 2022.

Historically, the Company has made financial statement footnote disclosure of the excess of straight-line rentals over contractual payments and its determination of collectability of such excess. To the extent the Company determines that, with respect to any of its leases, the excess of straight-line rentals over contractual payments is not collectible, such excess is not recognized as revenue. Consistent with prior conclusions, the Company has determined that, at this time, the excess of straight-line rentals over contractual payments is not probable of collection. Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of June 30, 2023 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $91,072,000.

8.
Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities are as follows:

	June 30, 2023	December 31, 2022
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$364,000	$361,000
Accounts receivable	303,000	289,000
Deferred income - conversion to cash basis of accounting for tax purposes	9,000	19,000
Insurance premiums	28,000	50,000
	704,000	719,000
Gross deferred tax assets:
Allowance for doubtful accounts	(295,000)	(279,000)
Prepaid rent	(62,000)	(25,000)
Accounts payable and accrued expenses	(53,000)	(74,000)
Accrued property taxes	(93,000)	(70,000)
	(503,000)	(448,000)
	$201,000	$271,000

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

As part of the Terminal Sale Agreement, the Company agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank leak which allowed the escape of a small amount of fuel oil. The Company continues the remediation activities set forth in the Remediation Action Work Plan (“RAWP”) filed with the Rhode Island Department of Environmental Management (“RIDEM”). The estimated future cost associated with the remediation is $406,000 and is reported separately on the consolidated balance sheets as liability associated with discontinued operations. Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s condensed consolidated statements of income as gain or loss from sale of discontinued operations. The Terminal Sale Agreement also contained a cost sharing provision for the breasting dolphin whereby any construction costs incurred more than the contract cost of construction would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate, subject to a sharing arrangement. In November 2019, Sprague asserted that it was owed $427,000 and the Company asserted that its obligation under the Agreement cannot exceed $104,000. Mediation efforts were unsuccessful and in July 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court (Superior Court) seeking monetary damages of $427,000, interest and attorney’s fees. In December 2022, the Superior Court denied Sprague’s Motion for Summary Judgment filed in September 2022 and granted in part and denied in part the Company’s Cross Motion for Summary Judgment also filed in September 2022. The Company anticipates that the matter will go to trial late in 2023 or early in 2024. The Company intends to vigorously defend against the claims being asserted by Sprague.

10.
Subsequent events:

At its July 26, 2023 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on August 11, 2023, payable August 25, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the excess of straight-line over contractual rents when due over the terms of the long-term leases; tenant default under one or more of the leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; the impact of the hybrid workplace model on future development, existing tenants and parking operations, and exposure to remediation and other costs associated with its former operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

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

Cash and cash commitments:

At June 30, 2023, the Company had cash and cash equivalents of $1,048,000 inclusive of $202,000 of U.S. Treasury Bills that yield 5.19% and mature on September 7, 2023. The Company and its subsidiary each maintain checking accounts and a money market account in one bank, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held. Investments consist of $1,000,000 of U. S. Treasury Bills that yield 4.6% with a maturity date of September 7, 2023.

To date, all tenants have paid their monthly rent in accordance with their lease agreements except for Metropark, the tenant that operates public parking on the Company's undeveloped parcels other than Parcel 6C. The Company continues to report revenue from Metropark on a cash basis as the hybrid workplace model has reduced demand for parking spaces. At June 30, 2023 its total rent arrearage is $1,090,000 and has been fully reserved. Though there has been an upward trend in cash collections from Metropark in 2023, the Company does not know when or if Metropark’s operations will return to pre-pandemic levels. Accordingly, the Company will continue to recognize revenue from Metropark on a cash basis for the foreseeable future.

For the three and six months ended June 30, 2023, cash collections from Metropark totaled $115,000 and $212,000, respectively and were $71,000 and $116,000 for the same period in 2022.

The Terminal Sale Agreement and related documentation provides that the Company is required to secure an approved remediation plan and to remediate contamination caused by a leak in 1994 from a storage tank at the Terminal. At June 30, 2023, the Company’s accrual for the remaining cost of remediation was $406,000 of which $75,000 is expected to be incurred in last half of 2023. Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.

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

3.
Results of operations:

Three months ended June 30, 2023 compared to three months ended June 30, 2022:

Leasing revenue increased $40,000 from 2022 and consists of increased cash collections from Metropark ($44,000), scheduled rent increases ($24,000) and a net increase in other sources of revenue ($18,000) offset by decline in contingent rent from Lamar ($46,000).

Operating expenses decreased $79,000 due principally to a reduction in property taxes as a result of the Company's successful appeal of the City's revaluation in 2022.

General and administrative expense increased $50,000 due principally to an increase in payroll related costs ($25,000), legal costs associated with the general corporate matters ($14,000) and a net increase in various other expenses ($11,000).

For the three months ended June 30, 2023 and 2022, the Company’s effective income tax rate is approximately 27% of income before income taxes.

Six months ended June 30, 2023 compared to six months ended June 30, 2022:

Leasing revenue increased $128,000 from 2022, due principally to increased cash collections from Metropark ($97,000), scheduled rent increases and contingent rent associated with our land leases ($44,000) along with an increase in other revenue ($33,000) which were offset by a decline in contingent rent from Lamar ($46,000).

Operating expenses decreased $107,000 due the reduction in property taxes as a result of the Company's successful appeal of the City’s revaluation ($83,000) and expenses associated with the ongoing operations of the Steeple Street building ($24,000).

General and administrative expense increased $10,000 due to an increase in various expenses ($21,000) offset by a decrease in legal costs ($11,000).

For the six months ended June 30, 2023 and 2022, the Company’s effective income tax rate is approximately 27% of income before income taxes.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2023, filed with the Securities and Exchange Commission on August 3, 2023 formatted in iXBRL(“Inline eXtensible Business Reporting Language”):

(i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022
(ii) Condensed Consolidated Statements of Income and Shareholders’ Equity for the Three and Six Months ended June 30, 2023 and 2022
(iii) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2023 and 2022
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

DATED: August 3, 2023