Form 10-K
period 2023-12-31
CAPITAL PROPERTIES INC /RI/
filed 2024-02-16
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $23,000,000 which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of February 16, 2024, the Company had 6,599,912 shares of Class A Common Stock outstanding.

Auditor Firm Id:	577	Auditor Name:	Stowe & Degon, LLC	Auditor Location:	Westborough, MA, USA

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on April 24, 2024, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

FORWARD-LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the excess of straight-line over contractual rent when due over the terms of the long-term leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; cyber-penetrations; the long-term impact of the COVID-19 pandemic on the economy, parking operations, and the Company’s financial performance, and exposure to remediation and other costs associated with its former ownership of a petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

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

On January 25, 2024, the Company entered into a long-term ground lease of Parcel 20. Under the terms of the lease, tenant's possession will not occur until such time as the tenant has received all necessary approvals for construction of not less than 100,000 square feet of mixed use improvements. Prior to transfer of possession, no rent is being paid by the tenant and the Company receives all rents from existing tenants and parking lease revenue and remains responsible for all expenses, including real estate taxes, related to Parcel 20. Following tenant's possession, tenant is obligated to pay ground rent for the parcel and to purchase the building presently located on the premises for an additional amount payable monthly over twenty years.

*Generally speaking, a ground lease is a lease by the owner of the land (in this case, the Company) to the owners/operators of the real estate improvements built thereon by such owners/operators (“Ground Leases”).

All of the properties described above are shown on the map contained in Exhibit 20.

Billboard Lease

The Company, through its wholly-owned subsidiary Tri-State Displays, Inc. leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) under a lease which expires in 2053 (the “Lamar Lease”). All but one of these locations are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and the Providence & Worcester Railroad Company (“Railroad”); the remaining location is leased by the Company from a third party with a remaining term of two years.

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

A summary of the long-term leases is as follows:

Parcels in Capital Center Area
Parcel Number	Type of Building (s)	Building Gross Square Feet	Number of Residential Units	Term of Lease (Years)	Termination Date	Options to Extend Lease	Current Annual Contractual Rent		Next Periodic Rent Adjustment	Annual Rent After Next Adjustment or Type of Next Adjustment

2	17-story & 19-story Residential and	307,000	193	103	2108	Two 75-Year	$609,000		2028	COLA
	13-story Office	325,000

3S	13-story Office	235,000		99	2087	None	$618,000		2024	$788,000

5	8-story Residential	454,000	225	149	2142	None	$540,000	*	2033	Appraisal

6A	4-6 story Residential	120,000	96	99	2107	Two 50-Year	$367,000		2024	$404,000

6B	2-6 story Residential	248,000	169	99	2107	Two 50-Year	$214,000		2024	$235,000

7A	Underground Public Parking Garage		330 parking spaces	99	2104	Two 75-Year	$200,000		2027	COLA

8	4-story Office	114,000		99	2090	None	$290,000	*	2025	COLA

9	10-Story Office	210,000		149	2153	None	$397,000		2026	$417,000

Billboard Lease
NA	Billboard			39	2053	**	$1,051,000	***	2024	$1,080,000

COLA	Cost-of-living adjustment

*	Lease provides for rent participation (contingent rent) equal to 1% of Gross Revenue.
**	Lease term is extended for four (4) years if an electronic billboard is constructed on a leased location.
***	Lease provides for rent participation equal to 30% of Revenue, as defined in the agreement for each standard billboard and 20% of Revenue for each electronic billboard.

Major tenants:

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s leasing revenues for the years ended December 31, 2023 and 2022:

Parcel		2023	2022
NA	Lamar Outdoor Advertising, LLC	$1,231,000	$1,255,000
NA	Metropark	726,000	411,000
Parcel 5	HGIT Center Place	641,000	625,000
Parcel 3S	1701 R.C. Sarasota Invest, LLC	618,000	618,000
Parcel 2	Waterplace Condominiums	574,000	503,000
		$3,790,000	$3,412,000

Competition

The Company competes for tenants with other owners of undeveloped real property in downtown Providence. The Company maintains no listing of other competitive properties and will not engage in a competitive bid arrangement with proposed developers. The Company’s refusal to sell the land that it owns may restrict the number of interested developers.

Employees

As of December 31, 2023, the Company has two full-time and one part-time employee.

Environmental

Prior to February 2017, the Company operated a petroleum storage facility (“Terminal”) through two of its wholly owned subsidiaries. On February 10, 2017, the Terminal was sold to Sprague Operating Resources, LLC (“Sprague”) which results in the Terminal’s operations being classified as discontinued operations for all periods presented. As part of the Terminal Sale Agreement, the Company agreed to complete the environmental remediation and pay for the costs related to a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil. In February 2020, the Company filed a revised Remediation Action Work Plan (“RAWP”) with Rhode Island Department of Environmental Management (“RIDEM”) to incorporate technical details associated with the preferred remedial activities and to update the 2018 RAWP. During 2022, the remediation system was modified to address operational issues which impeded remediation activities. For the year ended December 31, 2023, the Company incurred costs of $79,000 of which $4,000 was charged against the environmental remediation accrual resulting in a liability of $402,000 at December 31, 2023 with the balance charged to other liabilities. Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statements as gain or loss on sale of discontinued operations.

Insurance

The Company maintains what management believes to be adequate levels of insurance.

Item 1C. Cybersecurity

Risk Management

The Company’s corporate information technology, communication networks, and accounting and financial reporting platforms are necessary for the operation of its business. The Company uses these systems, along with others, to manage its tenant and vendor relationships, for internal and external communications and for accounting to operate recordkeeping and reporting functions. The Company has implemented and maintains various information security processes designed to identify, assess and manage material risks from cybersecurity threats to its critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including confidential information.

Management works primarily with third parties (principally professional services and consulting firms) that assist management in identifying, assessing, and managing cybersecurity risks. To operate its business, the Company utilizes certain third-party service providers to perform a variety of functions and seeks to engage reliable, reputable service providers that maintain cybersecurity programs. The Company is not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect it, including its business strategy, results of operations, or financial condition.

Governance:

The Board of Directors oversees the Company’s strategy and risk management, including material risks related to cybersecurity threats. The Board has delegated to the Audit Committee oversight of cybersecurity matters.

Management is responsible for day-to-day assessment and management of cybersecurity risks. The Treasurer has primary oversight of material risks from cybersecurity threats and works primarily with third parties to identify, assess, and manage cybersecurity risks. The Treasurer meets with the Audit Committee periodically to review the Company’s information technology systems and discuss key cybersecurity risks.

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

Item 3. Legal Proceedings

In connection with the sale of the Company’s petroleum storage terminal in 2017, the Company and Sprague entered into an agreement relating to the construction of a breasting dolphin pursuant to which any construction costs incurred in excess of the contract cost of the construction would be shared equally between the Company and Sprague subject to certain limitations. In November 2019, Sprague asserted that it was owed $427,000 and the Company asserted that its obligation under the Agreement could not exceed $104,000. Mediation efforts were unsuccessful and in July 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court (Superior Court) seeking monetary damages of $427,000, interest and attorney’s fees. In December 2022, the Superior Court denied Sprague’s Motion for Summary Judgment filed in September 2022 and granted in part and denied in part the Company’s Cross Motion for Summary Judgment also filed in September 2022. The Company anticipates that the matter will go to trial within the next six months. The Company intends to vigorously defend against the claims being asserted by Sprague.

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

	Trading Prices		Dividends
	High	Low	Declared
2023
1st Quarter	$12.20	$10.55	$0.07
2nd Quarter	12.00	10.70	0.07
3rd Quarter	13.00	11.12	0.07
4th Quarter	12.52	11.35	0.07

2022
1st Quarter	$13.46	$12.00	$0.07
2nd Quarter	12.99	11.95	0.07
3rd Quarter	12.12	10.59	0.07
4th Quarter	12.20	11.00	0.07

At February 16, 2024, there were 322 holders of record of the Company’s Class A Common Stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 9, “Discontinued operations and environmental incident” in the accompanying Consolidated Financial Statements for further discussion of these operations.

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

The number of years remaining on the Company’s leases range from twenty-six (26) years to one hundred-thirty (130) years with total rents yet to be collected from tenants (without regard to CPI and appraisal adjustments) under the lease ranging from $19.2 million to $363.0 million. Given the length of the remaining lease term and the magnitude of the amount yet to be collected, along with the consideration of other factors, the Company has concluded that the remaining stream of lease payments is not probable of collection and as such, reports lease revenue based on the contractual amount paid.

2.
Liquidity and capital resources:

Historically, the Company generates adequate liquidity to fund its operations.

Cash and cash commitments:

The Company had cash and cash equivalents of $652,000 and $1,476,000 at December 31, 2023 and 2022, respectively, inclusive of a money market account totaling $461,000 and $1,273,000 in each of the aforementioned years. Additional sources of funds to fund operations include investments that mature in April 2024 totaling $1,244,000 along with a $2,000,000 unused line of credit (see Note 6 in the accompanying Consolidated Financial Statements). The Company and its subsidiary each maintain checking accounts and one money market account in a financial institution which is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

Under the terms of each applicable long-term land lease, the contractual adjustments for the last two years were:

Parcel Number	Monthly Increase	Effective Date of Increase	Type of Adjustment
Parcel 7A	$2,539	April 1, 2022	Base ground rent increase
Parcel 2	$8,847	May 1, 2023	COLA Adjustment

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

Through February 16, 2024 all tenants have paid their monthly rent in accordance with their lease agreements.

The COVID-19 pandemic had an adverse impact on Metropark’s parking operations as the move by many companies to a hybrid workplace model (one that mixes in-office and remote work) resulted in lower demand for parking spaces. From June 2020 through December 31, 2023 the Company and Metropark operated under a Revenue Sharing Agreement, dated June 30, 2020, that provided for revenue sharing at various percentages until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark would be obligated to resume regularly scheduled rental payments under its lease. During this time, revenue was recognized on a cash basis with the difference between the regularly scheduled rental payments and amounts paid ("deferred rent") recorded as an accounts receivable and was fully reserved.

In January 2024, the Company entered into a Second Amendment to its Lease Agreement whereby Metropark agreed to return to a fixed monthly rental payment of $57,000 per month effective January 1, 2024 subject to adjustment in accordance with the Lease Agreement. Additionally, the Company and Metropark settled the Company’s claim for deferred rent for all prior periods which amounted to $1,127,000 (fully reserved on the Company’s books) for $150,000 payable by Metropark in twenty (20) equal quarterly installments commencing on April 1, 2024 together with interest on the unpaid balance in the amount of 4.73% per annum. At December 31, 2023, the $150,000 settlement is included in Prepaid and other and in Leasing revenue in the accompanying consolidated balance sheets and statements of income and retained earnings.

The Terminal Sale Agreement and related documentation provides that the Company is required to secure an approved remediation plan and to remediate contamination caused by a leak in 1994 from a storage tank at the Terminal. At December 31, 2023, the Company’s accrual for the remaining cost of remediation was $402,000 of which $132,000 is expected to be expended in 2024. The Terminal Sale Agreement also contained a cost sharing provision for a breasting dolphin whereby any construction costs in excess of the contract cost of construction would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate subject to the sharing arrangement. In November 2019, Sprague asserted that it was owed $427,000 and the Company asserted that its obligation under the Agreement could not exceed $104,000. Mediation efforts were unsuccessful and in July 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court (Superior Court) seeking monetary damages of $427,000, plus interest and attorney’s fees. In December 2022, the Superior Court denied Sprague’s Motion for Summary Judgment filed in September 2022 and granted in part and denied in part the Company’s Cross Motion for Summary Judgment also filed in September 2022. The Company anticipates that the matter will go to trial within the next six months. The Company intends to vigorously defend against the claims being asserted by Sprague. See Note 9, “Discontinued operations and environmental incident” in the accompanying Consolidated Financial Statements.

In 2023, the Company declared and paid dividends of $1,848,000 or $0.28 per share.

The declaration of future dividends will depend on future earnings and financial performance.

3.
Results of operations:

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022:

Leasing revenue increased $450,000 from 2022 due principally to an increase in cash collections from Metropark along with the $150,000 deferred rent settlement ($315,000) and a net increase in rent (contractual and contingent) from tenants ($135,000).

Operating expenses decreased $40,000 in 2023 as there were no professional fees associated with the property tax appeal that occurred in 2022.

General and administrative expense increased $57,000 due principally to an increase in payroll and payroll related costs.

For the years ended December 31, 2023 and 2022, the Company’s effective income tax rate from continuing operations is 27%.

Item 8. Financial Statements and Supplementary Data

CAPITAL PROPERTIES, INC. AND SUSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Capital Properties, Inc.

Providence, Rhode Island

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income and retained earnings, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the recognition of long-term lease revenue on a straight-line basis included the following, among others:

•
We evaluated the effectiveness of controls over lease revenue recognition, including management's analysis of and conclusions regarding collection probability.
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

Westborough, Massachusetts

February 16, 2024

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS

Properties and equipment (net of accumulated depreciation) (Note 4)	$6,498,000	$6,584,000
Cash and cash equivalents	652,000	1,476,000
Investments	1,244,000	-
Prepaid and other	387,000	224,000
Prepaid income taxes	57,000	21,000
Deferred income taxes, discontinued operations	109,000	110,000
	$8,947,000	$8,415,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$340,000	$260,000
Other	330,000	366,000
Deferred income taxes, net	284,000	271,000
Environmental remediation accrual, discontinued operations (Note 9)	402,000	406,000
	1,356,000	1,303,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,743,000	6,264,000
	7,591,000	7,112,000
	$8,947,000	$8,415,000

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	December 31,
	2023	2022

Leasing revenue	$5,525,000	$5,075,000

Expenses:
Operating	882,000	922,000
General and administrative	1,394,000	1,337,000
	2,276,000	2,259,000

Income from continuing operations before income taxes	3,249,000	2,816,000

Income tax expense:
Current	885,000	765,000
Deferred	13,000	9,000
	898,000	774,000

Income from continuing operations	2,351,000	2,042,000

Loss on sale of discontinued operations, net of tax (Note 9)	(24,000)	(255,000)

Net income	2,327,000	1,787,000
Retained earnings, beginning	6,264,000	6,325,000
Dividends on common stock based on 6,599,912 shares outstanding	(1,848,000)	(1,848,000)
Retained earnings, ending	$6,743,000	$6,264,000
Basic income (loss) per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.35	$0.31
Discontinued operations	(0.00)	(0.04)
Total basic income per common share	$0.35	$0.27

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2023	2022
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$2,351,000	$2,042,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	86,000	86,000
Deferred income taxes	13,000	9,000
Changes in assets and liabilities:
Prepaid income taxes	(36,000)	64,000
Prepaid and other	(163,000)	(102,000)
Property taxes	80,000	(17,000)
Other	(36,000)	16,000
Net cash provided by operating activities, continuing operations	2,295,000	2,098,000

Cash flows from investing activities:
Purchase of Investments	(1,244,000)	-
Discontinued operations:
Loss on sale of discontinued operation	(24,000)	(255,000)
Cash used to settle obligations	(4,000)	(112,000)
Adjustment to loss on sale of discontinued operations	1,000	150,000
	(27,000)	(217,000)
Net cash (used in) investing activities	(1,271,000)	(217,000)

Cash flows from financing activities, payment of dividends	(1,848,000)	(1,848,000)

Increase (decrease) in cash and cash equivalents	(824,000)	33,000
Cash and cash equivalents, beginning	1,476,000	1,443,000
Cash and cash equivalents, ending	$652,000	$1,476,000

Supplemental disclosures:
Cash paid for income taxes	$913,000	$619,000

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

1.
Description of business:

The operations of Capital Properties, Inc. and its wholly-owned subsidiary, Tri-State Displays, Inc. (collectively “the Company”) consist of the long-term leasing of certain of its real estate interests in the Capital Center area in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of the parking garage and Parcel 20) and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) on which Lamar has constructed outdoor advertising boards. The Company anticipates that the future development of its remaining properties in the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these undeveloped parcels (other than Parcel 6C) for public parking to Metropark, Ltd.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents include money market accounts totaling $461,000 and $1,273,000, at December 31, 2023 and 2022, respectively. The Company and its subsidiary each maintain a checking account and one money market account in a bank, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company has not experienced any losses in such accounts.

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

Certain of the Company’s long-term leases (land and billboard) provide for presently known scheduled rent increases over the remaining terms (26 to 130 years). The Company follows GAAP in accounting for leases whereby revenue is recognized on the straight-line basis over the terms of the leases when management is able to conclude that all remaining lease payments are collectable. To date, management has recognized revenue on a contractual basis as it has been unable to conclude that the remaining lease payments are realizable (collectable) due to the magnitude of the remaining lease payments to be collected, the length of the lease terms and other related uncertainties.

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

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This update requires additional disclosures including greater disaggregation of information in the reconciliation of the statutory rate to the effective rate and income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years ending after December 15, 2024. We will not early adopt the standard and are currently evaluating the effect on our financial statements.

3.
Investments:

Investments consist of U.S. Treasury securities that yield 5.04% and mature in April 2024. The Company classifies its U. S. Treasury securities as held-to-maturity in accordance with ASC 320 "Investments - Debt and Equity Securities". Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheet and adjusted for the amortization or accretion of premiums or discounts.

4.
Properties and equipment:

Properties and equipment consist of the following:

	Estimated Useful	December 31,
	Life in Years	2023	2022

Land and land improvements on lease or held for lease		$4,439,000	$4,439,000
Building and improvements, Steeple Street (Note 7)	30	2,582,000	2,582,000
		7,021,000	7,021,000
Less accumulated depreciation:
Land improvements on lease or held for lease		93,000	93,000
Steeple Street property (Note 7)		430,000	344,000
		523,000	437,000
		$6,498,000	$6,584,000

5.
Liabilities, other:

Liabilities, other consist of the following:

	December 31,
	2023	2022
Accrued professional fees	$157,000	$155,000
Deposits and prepaid rent	146,000	93,000
Accrued payroll and related costs	-	75,000
Other	27,000	43,000
	$330,000	$366,000

6.
Note Payable - Revolving Credit Line:

In March 2021, the Company entered into a financing agreement (“Agreement”) with BankRI that provides for a revolving line-of-credit (the “Line”) with a maximum borrowing capacity of $2,000,000 through March 2024. Amounts outstanding under the Agreement bear interest at the rate of the Secured Overnight Financing Rate ("SOFR") plus the one-month SOFR Spread Adjustment of .11448%, but not less than 3.25% or, at the option of the Company, the Wall Street Journal Prime Rate. Borrowings under the Line are secured by a First Mortgage on Parcel 5 in the Capital Center District in Providence, Rhode Island (the “Property”). The Line requires the maintenance of a debt service coverage ratio of not less than 1.25 to 1.0 on the Property and 1.20 to 1.0 for the Company. The Agreement contains other restrictive covenants, including, among others, a $250,000 limitation on the purchase of its outstanding capital stock in any twelve-month period. No advances have been made under the Line.

7.
Description of leasing arrangements and subsequent event:

Long-term land leases:

Through December 31, 2023 the Company had entered into eight long-term land leases, all of which have completed construction of improvements thereon. The leases generally have a term of 99 years or more, are triple net, and provide for periodic adjustment in rent of various types depending on the particular lease, and otherwise contain terms and conditions normal for such instruments.

Under the eight land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. For each of the years ended December 31, 2023 and 2022, the real property taxes attributable to the Company’s land under leases, exclusive of Parcel 2 which is a condominium, were $944,000.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $118,000 and $99,000 for the years ended December 31, 2023 and 2022, respectively.

On January 25, 2024, the Company entered into a long-term ground lease of Parcel 20. Under the terms of the lease, tenant's possession will not occur until such time as the tenant has received all necessary approvals for construction of not less than 100,000 square feet of mixed use improvements. Prior to transfer of possession, no rent is being paid by the tenant and the Company receives all rents from existing tenants and parking lease revenue and remains responsible for all expenses, including real estate taxes, related to Parcel 20. Following tenant's possession, tenant is obligated to pay ground rent for the parcel and to purchase the historic building presently located on the premises for an additional amount payable monthly over twenty years.

The City of Providence (“City”) conducted a City-wide property revaluation for 2022. This revaluation increased the assessed value of the Company’s parcels that are available for lease by 26.5%, resulting in an annual property tax increase of $139,000. The Company’s appeal of the assessed values for certain of its parcels was successful and resulted in a reduction of the assessed value to an amount less than the 2021 assessed value and in an annual property tax reduction in 2022 taxes as originally assessed of $165,000, which amount was recorded in the fourth quarter of 2022. Property tax expense associated with the Company's parcels that are available for lease was $579,000 for each of the years ended December 31, 2023 and 2022 and are included in operating expenses on the accompanying consolidated statements of income and retained earnings.

Lamar lease:

Tri-State Displays, Inc., leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2053. The Lamar lease provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2023 and 2022, the percentage rent totaled $188,000 and $235,000, respectively, which amounts are included in Leasing revenue on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2023 and 2022.

Parking lease:

The Company leases the undeveloped parcels of land in or adjacent to the Capital Center area (other than Parcel 6C) for public parking purposes to Metropark under a ten-year lease dated January 1, 2017. The lease is cancellable as to all or any portion of the leased premises at any time on thirty day’s written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises. The parking lease provides for contingent rent based on a fixed percentage of gross revenue in excess of the base rent as defined in the agreement.

The COVID-19 pandemic had an adverse impact on Metropark’s parking operations as the move by many companies to a hybrid workplace model (one that mixes in-office and remote work) resulted in lower demand for parking spaces. From June 2020 through December 31, 2023 the Company and Metropark operated under a Revenue Sharing Agreement, dated June 30, 2020, that provided for revenue sharing at various percentages until parking revenues received by Metropark equal or exceed $70,000 per month whereupon Metropark would be obligated to resume regularly scheduled rental payments under its lease. During this time, revenue was recognized on a cash basis with the difference between the regularly scheduled rental payments and amounts paid ("deferred rent") recorded as an accounts receivable and was fully reserved.

On January 9, 2024, Capital Properties, Inc. (the “Company”) entered into a Second Amendment to its Lease Agreement whereby Metropark agreed to return to a fixed monthly rental payment of $57,000 per month effective January 1, 2024 subject to adjustment in accordance with the Lease Agreement. Additionally, the Company and Metropark settled the Company’s claim for deferred rent for all prior periods which amounted to $1,127,000 (fully reserved on the Company’s books) for $150,000 payable by Metropark in twenty (20) equal quarterly installments commencing on April 1, 2024 together with interest on the unpaid balance in the amount of 4.73% per annum. At December 31, 2023, the $150,000 settlement is included in Prepaid and other and in Leasing revenue in the accompanying consolidated balance sheets and statements of income and retained earnings.

Minimum future contractual rental payments, inclusive of presently known scheduled rent increases to be received from non-cancellable long-term leases as of December 31, 2023 are:

Year ending December 31,
2024	$4,248,000
2025	4,435,000
2026	4,480,000
2027	4,511,000
2028	4,511,000
2028-2153	730,997,000
$753,182,000

Consistent with prior conclusions, the Company has determined that, at this time, the excess of straight-line rentals over contractual payments is not probable of collection. Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of December 31, 2023 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $92,728,000.

In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon, subject to the right of any leasehold mortgagee to enter into a new lease with the Company with the same terms and conditions as the lease in default.

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s revenues for the years ended December 31, 2023 and 2022:

	2023	2022
Lamar Outdoor Advertising, LLC	$1,231,000	$1,255,000
Metropark	726,000	411,000
HGIT Center Place	641,000	625,000
1701 R.C. Sarasota Invest, LLC	618,000	618,000
Waterplace Condominiums	574,000	503,000
	$3,790,000	$3,412,000

8.
Income taxes, continuing operations:

For the years ended December 31, 2023 and 2022, income tax expense from continuing operations is comprised of the following components:

	2023	2022
Current:
Federal	$637,000	$557,000
State	248,000	208,000
	885,000	765,000
Deferred:
Federal	8,000	7,000
State	5,000	2,000
	13,000	9,000
	$898,000	$774,000

For the years ended December 31, 2023 and 2022, a reconciliation of the income tax provision from continuing operations as computed by applying the United States income tax rate of 21% to income before income taxes is as follows:

	2023	2022
Computed "expected" tax	$676,000	$591,000
Increase in "expected" tax resulting from state income tax, net of federal income tax benefit	198,000	165,000
Nondeductible expenses and other	24,000	18,000
	$898,000	$774,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences from continuing operations which give rise to deferred tax assets and liabilities were as follows:

	2023	2022
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$364,000	$361,000
Accounts receivable	52,000	289,000
Deferred income - Conversion to cash basis of accounting for tax purposes	-	19,000
Insurance premiums and accrued leasing revenues	49,000	50,000
	465,000	719,000
Gross deferred tax assets:
Allowance for doubtful accounts	-	(279,000)
Prepaid rent	(40,000)	(25,000)
Accounts payable and accrued expenses	(49,000)	(74,000)
Accrued property taxes	(92,000)	(70,000)
	(181,000)	(448,000)
	$284,000	$271,000

9.
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

As part of the Terminal Sale Agreement, the Company agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil. The Company continues the remediation activities set forth in the Remediation Action Work Plan (“RAWP”) filed with the Rhode Island Department of Environmental Management (“RIDEM”). For the year ended December 31, 2023, the Company incurred costs of $79,000 of which $4,000 was charged against the environmental remediation accrual resulting in a liability of $402,000 at December 31, 2023 with the balance charged to other liabilities. For the year ended December 31, 2022, the Company incurred costs of $112,000 and increased the environmental remediation liability by $160,000 resulting in a liability of $406,000 at December 31, 2022. Any subsequent increases or decreases to the expected cost of remediation will be recorded in Company’s consolidated statements of income and retained earnings as gain or loss from discontinued operations.

The Terminal Sale Agreement also contained a cost sharing provision for the breasting dolphin whereby any construction costs incurred more than the contract cost of construction would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate, subject to a sharing arrangement. In November 2019, Sprague asserted that it was owed $427,000 and the Company asserted that its obligation under the Agreement cannot exceed $104,000. Mediation efforts were unsuccessful and in July 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court (Superior Court) seeking monetary damages of $427,000, interest and attorney’s fees. In December 2022, the Superior Court denied Sprague’s Motion for Summary Judgment filed in September 2022 and granted in part and denied in part the Company’s Cross Motion for Summary Judgment also filed in September 2022. The Company anticipates that the matter will go to trial within the next six months. The Company intends to vigorously defend against the claims being asserted by Sprague.

For the year ended December 31, 2023 loss from discontinued operations includes legal costs associated with the Sprague litigation of $30,000, net of an income tax benefit of $6,000. In 2022, loss from discontinued operations includes remediation costs of $160,000 and legal costs associated with the Sprague litigation of $189,000, net of an income tax benefit of $94,000.

10.
Subsequent event:

At its January 24, 2024 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on February 9, 2024, payable February 23, 2024.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “2013 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2023.

Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2023, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “2013 Internal Control-Integrated Framework.”

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2024 Annual Meeting of Shareholders to be filed with the SEC.

The following are the executive officers of the Registrant:

Name	Age	Office Held at Capital Properties, Inc.	Date of First Election to Office
Robert H. Eder	91	Chairman/President	1995
Susan R. Johnson	64	Treasurer	2017
Stephen J. Carlotti	81	Secretary	1998

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

The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Section entitled “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

(iii) Second Amendment dated January 9, 2024

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 16, 2024, formatted in Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

(i) Consolidated Balance Sheets as of December 31, 2023 and 2022

(ii) Consolidated Statements of Income and Retained Earnings for the Years ended December 31, 2023 and 2022

(iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2023 and 2022

(iv) Notes to Consolidated Financial Statements.

104		The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL.

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

DATED: February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	February 16, 2024
Robert H. Eder
Chairman/President, Director and
Principal Executive Officer

/s/ Susan R. Johnson	February 16, 2024
Susan R. Johnson
Treasurer, Principal Financial Officer
and Principal Accounting Officer

/s/ Daniel T. Noreck	February 16, 2024
Daniel T. Noreck
Director

/s/ Steven G. Triedman	February 16, 2024
Steven G. Triedman
Director