Form 10-Q
period 2024-03-31
CAPITAL PROPERTIES INC /RI/
filed 2024-04-26
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of March 31, 2024, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I

Item 1. Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS

Properties and equipment (net of accumulated depreciation) (Note 4)	$6,477,000	$6,498,000
Cash and cash equivalents	893,000	652,000
Investments	1,244,000	1,244,000
Prepaid and other	395,000	387,000
Prepaid income taxes	-	57,000
Deferred income taxes, discontinued operations	104,000	109,000
	$9,113,000	$8,947,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$340,000	$340,000
Other	398,000	330,000
Income tax payable	103,000	-
Deferred income taxes, net	268,000	284,000
Environmental remediation accrual, discontinued operations (Note 9)	387,000	402,000
	1,496,000	1,356,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,769,000	6,743,000
	7,617,000	7,591,000

	$9,113,000	$8,947,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$1,342,000	$1,251,000

Expenses:
Operating	259,000	225,000
General and administrative	368,000	352,000
	627,000	577,000

Income from continuing operations before income taxes	715,000	674,000

Income tax expense:
Current	188,000	212,000
Deferred	(16,000)	(23,000)
	172,000	189,000

Income from continuing operations	543,000	485,000

Loss on sale of discontinued operations, net of tax (Note 9)	(55,000)	-

Net income	488,000	485,000
Retained earnings, beginning	6,743,000	6,264,000
Dividends on common stock based on 6,599,912 shares outstanding	(462,000)	(462,000)
Retained earnings, ending	$6,769,000	$6,287,000
Basic income (loss) per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.08	$0.07
Discontinued operations	(0.01)	-
Total basic income per common share	$0.07	$0.07

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREEMONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$543,000	$485,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	21,000	21,000
Deferred income taxes	(16,000)	(23,000)
Changes in assets and liabilities:
Income taxes	160,000	204,000
Other	60,000	67,000
Net cash provided by operating activities, continuing operations	768,000	754,000

Cash flows from investing activities:
Purchase of investments		(1,000,000)
Discontinued operations:
Loss on sale of discontinued operation	(55,000)	-
Noncash adjustment to loss on sale of discontinued operations	(10,000)	-
Net cash used in investing activities	(65,000)	(1,000,000)

Cash flows used in financing activities, payment of dividends	(462,000)	(462,000)

Increase (decrease) in cash and cash equivalents	241,000	(708,000)
Cash and cash equivalents, beginning	652,000	1,476,000
Cash and cash equivalents, ending	$893,000	$768,000

Supplemental disclosures:
Cash paid for income taxes	$7,000	$7,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K for the year ended December 31, 2023.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2024 and the results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023.

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

4.
Properties and equipment:

Properties and equipment consist of the following:

	March 31, 2024	December 31, 2023

Land and land improvements on lease or held for lease	$4,439,000	$4,439,000
Building and improvements, Steeple Street (Note 7)	2,582,000	2,582,000
	7,021,000	7,021,000
Less accumulated depreciation:
Land improvements on lease or held for lease	93,000	93,000
Steeple Street property (Note 7)	451,000	430,000
	544,000	523,000

	$6,477,000	$6,498,000

5.
Liabilities, other:

Liabilities, other consist of the following:

	March 31, 2024	December 31, 2023
Accrued professional fees	$135,000	$157,000
Deposits and prepaid rent	173,000	146,000
Other	90,000	27,000
	$398,000	$330,000

6.
Note Payable - Revolving Credit Line:

The Company's financing agreement (“Agreement”) with BankRI provides for a revolving line-of-credit (“Line”) with a maximum borrowing capacity of $2,000,000 through March 2027. Amounts outstanding under the Agreement bear interest at the Secured Overnight Financing Rate ("SOFR") plus 200 basis points. Borrowings under the Line are secured by a First Mortgage on Parcel 5 in the Capital Center District in Providence, Rhode Island (the “Property”). The Line requires the maintenance of a debt service coverage ratio of not less than 1.25 to 1.0 on the Property and 1.20 to 1.0 for the Company. The Agreement contains other restrictive covenants, including, among others, a $250,000 limitation on the purchase of its outstanding capital stock in any twelve-month period. No advances have been made under the Line.

7.
Description of leasing arrangements:

Long-term land leases:

Through March 31, 2024 the Company had entered into nine long-term land leases, eight of which have completed construction of improvements thereon. The Company’s leases generally have a term of 99 years or more, are triple net and provide for periodic rent adjustments of various types depending on the particular lease, and otherwise contain terms and conditions normal for such instruments.

Under the eight land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and must pay real property taxes assessed on land and improvements. Accordingly, real property taxes payable by the tenants are excluded from both leasing revenues and leasing expenses on the accompanying condensed consolidated statements of income and shareholders’ equity. For the three months ended March 31, 2024 and 2023, real property taxes attributable to the Company’s land under lease totaled $236,000.

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

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $29,000 and $27,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Parking lease:

The Company leases the undeveloped parcels of land in the Capital Center area (other than Parcel 6C) and Parcel 20 for public parking purposes to Metropark under a ten-year lease (the “Parking Lease”). The Parking Lease is cancellable as to all or any portion of the leased premises at any time on thirty days’ written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises. The Parking Lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent). There was no contingent rent for the three months ended March 31, 2024 and 2023.

The COVID-19 pandemic had an adverse impact on Metropark’s parking operations as the move by many companies to a hybrid workplace model (one that mixes in-office and remote work) resulted in lower demand for parking spaces. From June 2020 through December 31, 2023 revenue was recognized on a cash basis with the difference between the regularly scheduled rental payments and amounts paid ("deferred rent") recorded as an accounts receivable and was fully reserved. At March 31, 2023 the receivable from Metropark was $1,070,000 and was fully reserved.

On January 9, 2024, Capital Properties, Inc. (the “Company”) entered into a Second Amendment to its Lease Agreement whereby Metropark agreed to return to a fixed monthly rental payment of $57,000 per month effective January 1, 2024 subject to adjustment in accordance with the Lease Agreement. Additionally, the Company and Metropark settled the Company’s claim for deferred rent for all prior periods which amounted to $1,127,000 (fully reserved by the Company) for $150,000 payable by Metropark in twenty (20) equal quarterly installments commencing on April 1, 2024 together with interest on the unpaid balance in the amount of 4.73% per annum. The $150,000 settlement is included in Prepaid and other in the accompanying consolidated balance sheets at March 31, 2024 and December 31, 2023.

For the three months ended March 31, 2024 and 2023, revenue includes $171,000 and $132,000, respectively, from Metropark.

Historically, the Company has made financial statement disclosure of the excess of straight-line rentals over contractual payments and its determination of collectability of such excess. To the extent the Company determines that, with respect to any of its leases, the excess of straight-line rentals over contractual payments is not collectible, such excess is not recognized as revenue. Consistent with prior conclusions, the Company has determined that, at this time, the excess of straight-line rentals over contractual payments is not probable of collection. Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of March 31, 2024 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $93,562,000.

8.
Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities are as follows:

	March 31, 2024	December 31, 2023
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$364,000	$364,000
Accounts receivable	57,000	52,000
Insurance premiums and accrued leasing revenues	47,000	49,000
	468,000	465,000
Gross deferred tax assets:
Prepaid rent	(47,000)	(40,000)
Accounts payable and accrued expenses	(61,000)	(49,000)
Accrued property taxes	(92,000)	(92,000)
	(200,000)	(181,000)
	$268,000	$284,000

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

As part of the Terminal Sale Agreement, the Company agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank leak which allowed the escape of a small amount of fuel oil. The Company continues the remediation activities set forth in the Remediation Action Work Plan (“RAWP”) filed with the Rhode Island Department of Environmental Management (“RIDEM”). The estimated future cost associated with the remediation is $387,000 and is reported separately on the consolidated balance sheets as liability associated with discontinued operations. Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s condensed consolidated statements of income as gain or loss from sale of discontinued operations.

The Terminal Sale Agreement also contained a cost sharing provision for the breasting dolphin whereby any construction costs incurred more than the contract cost of construction would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate, subject to a sharing arrangement. In November 2019, Sprague asserted that it was owed $427,000 and the Company asserted that its obligation under the Agreement cannot exceed $104,000. Mediation efforts were unsuccessful and in July 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court (Superior Court) seeking monetary damages of $427,000, interest and attorney’s fees. In December 2022, the Superior Court denied Sprague’s Motion for Summary Judgment filed in September 2022 and granted in part and denied in part the Company’s Cross Motion for Summary Judgment also filed in September 2022. The Company anticipates that the matter will go to trial in May of 2024. The Company intends to vigorously defend against the claims being asserted by Sprague.

10.
Subsequent events:

At its April 24, 2024 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on May 10, 2024, payable May 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the excess of straight-line over contractual rents when due over the terms of the long-term leases; tenant default under one or more of the leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; cyber penetrations; the long-term impact of the hybrid workplace model on future development, existing tenants and parking operations, and the Company's financial performance, and exposure to remediation and other costs associated with its former operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

1.
Overview:

Critical accounting policies:

The Company believes that its revenue recognition policy for long-term leases with scheduled rent increases meets the definition of a critical accounting policy which is discussed in the Company’s Form 10-K for the year ended December 31, 2023. There have been no changes to the application of this accounting policy since December 31, 2023.

2.
Liquidity and capital resources:

Historically, the Company has had adequate liquidity to fund its operations.

Cash and cash commitments:

At March 31, 2024, the Company had cash and cash equivalents of $2,137,000 inclusive of $1,244,000 of U.S. Treasury Bills that yield 5.04% and mature in April 2024. The Company and its subsidiary each maintain checking accounts and a money market account in one bank, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

To date, all tenants have paid their monthly rent in accordance with their lease agreements.

The Terminal Sale Agreement and related documentation provides that the Company is required to secure an approved remediation plan and to remediate contamination caused by a leak in 1994 from a storage tank at the Terminal. At March 31, 2024, the Company’s accrual for the remaining cost of remediation was $387,000 of which $36,000 is expected to be incurred during the balance of 2024. Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.

The Terminal Sale Agreement also contained a cost sharing provision for a breasting dolphin whereby any construction costs in excess of the contract cost of construction would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate subject to the sharing arrangement. In November 2019, Sprague asserted that it was owed $427,000 and the Company asserted that its obligation under the Agreement could not exceed $104,000. Mediation efforts were unsuccessful and in July 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court (Superior Court) seeking monetary damages of $427,000, plus interest and attorney’s fees. In December 2022, the Superior Court denied Sprague’s Motion for Summary Judgment filed in September 2022 and granted in part and denied in part the Company’s Cross Motion for Summary Judgment also filed in September 2022. The Company anticipates that the matter will go to trial in May of 2024. The Company intends to vigorously defend against the claims being asserted by Sprague.

The declaration of future dividends will depend on future earnings and financial performance.

3.
Results of operations:

Three months ended March 31, 2024 compared to three months ended March 31, 2023:

Revenue increased $91,000 from 2023 and consists of increased revenue from Metropark ($39,000), scheduled rent increases ($27,000), interest income ($10,000) and a net increase in other sources of revenue ($15,000).

Operating expenses increased $34,000 due principally to professional fees related to the Company's billboard operations.

General and administrative expense increased $16,000 due principally to an increase in payroll related costs ($18,000) offset by a net decrease in various other expenses ($2,000).

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

(a) Lease between Metropark, Ltd. and the Company:
(i) Dated January 1, 2017 (incorporated by reference to Exhibit 10 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017)
(ii) First Amendment dated January 1, 2018

(iii) Letter agreement dated July 31, 2020 between the Company and Metropark, LTD modifying the rental obligations of Metropark (incorporated by reference to Exhibit 10(a)(ii) to the registrant's report on Form 10Q for the quarter ended June 30, 2022).

(iv) Second Amendment dated January 9, 2024 (incorporated by reference to Form 8-K filed January 10, 2024)

(b) Loan Agreement between Bank Rhode Island and the Company:
(i) Loan Agreement dated March 30, 2021 (incorporated by reference to the registrant's Form 8K dated March 31, 2021).
(ii) Loan Agreement dated February 29, 2024

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2024, filed with the Securities and Exchange Commission on April 26, 2024 formatted in iXBRL(“Inline eXtensible Business Reporting Language”):

(i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023
(ii) Condensed Consolidated Statements of Income and Shareholders’ Equity for the Three Months ended March 31, 2024 and 2023
(iii) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2024 and 2023
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

DATED: April 26, 2024