Form 10-Q
period 2024-06-30
CAPITAL PROPERTIES INC /RI/
filed 2024-08-02
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of June 30, 2024, the Company had 6,599,912 shares of Class A Common Stock outstanding.

CAPITAL PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

PART I

Item 1. Financial Statements

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS

Properties and equipment (net of accumulated depreciation) (Note 4)	$6,455,000	$6,498,000
Cash and cash equivalents	847,000	652,000
Investments	1,265,000	1,244,000
Prepaid and other	315,000	387,000
Prepaid income taxes	-	57,000
Deferred income taxes, discontinued operations	103,000	109,000
	$8,985,000	$8,947,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$340,000	$340,000
Other	420,000	330,000
Income tax payable	21,000	-
Deferred income taxes, net	242,000	284,000
Environmental remediation accrual, discontinued operations (Note 9)	379,000	402,000
	1,402,000	1,356,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,735,000	6,743,000
	7,583,000	7,591,000

	$8,985,000	$8,947,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$1,494,000	$1,492,000	$2,836,000	$2,743,000

Expenses:
Operating	227,000	207,000	486,000	432,000
General and administrative	325,000	323,000	693,000	675,000
	552,000	530,000	1,179,000	1,107,000

Income from continuing operations before income taxes	942,000	962,000	1,657,000	1,636,000

Income tax expense:
Current	305,000	302,000	493,000	514,000
Deferred	(26,000)	(47,000)	(42,000)	(70,000)
	279,000	255,000	451,000	444,000

Income from continuing operations	663,000	707,000	1,206,000	1,192,000

Loss on sale of discontinued operations, net of tax (Note 9)	(235,000)	(20,000)	(290,000)	(20,000)

Net income	428,000	687,000	916,000	1,172,000
Retained earnings, beginning	6,769,000	6,287,000	6,743,000	6,264,000
Dividends on common stock based on 6,599,912 shares outstanding	(462,000)	(462,000)	(924,000)	(924,000)
Retained earnings, ending	$6,735,000	$6,512,000	$6,735,000	$6,512,000
Class A common stock	66,000	66,000	66,000	66,000
Capital in excess of par	782,000	782,000	782,000	782,000
Shareholders' equity, ending	$7,583,000	$7,360,000	$7,583,000	$7,360,000

Basic income (loss) per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.11	$0.10	$0.18	$0.18
Discontinued operations	(0.04)	(0.00)	(0.04)	(0.00)
Total basic income per common share	$0.07	$0.10	$0.14	$0.18

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$1,206,000	$1,192,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	43,000	43,000
Deferred income taxes	(42,000)	(70,000)
Changes in assets and liabilities:
Income taxes	78,000	136,000
Other, net changes in prepaids, property tax payable and other	162,000	215,000
Net cash provided by operating activities, continuing operations	1,447,000	1,516,000

Cash flows from investing activities:
Purchase of investments	(21,000)	(1,000,000)
Discontinued operations, cash used to settle obligations	(307,000)	(20,000)
Net cash used in investing activities	(328,000)	(1,020,000)

Cash flows used in financing activities, payment of dividends	(924,000)	(924,000)

Increase (decrease) in cash and cash equivalents	195,000	(428,000)
Cash and cash equivalents, beginning	652,000	1,476,000
Cash and cash equivalents, ending	$847,000	$1,048,000

Supplemental disclosures:
Cash paid for income taxes	$323,000	$372,000

See notes to condensed consolidated financial statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2024 and the results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023.

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

3.
Investments:

Investments consist of U.S. Treasury securities that yield 5.08% and mature in September 2024. The Company classifies its U. S. Treasury securities as held-to-maturity in accordance with ASC 320 "Investments - Debt and Equity Securities". Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheet and adjusted for the amortization or accretion of premiums or discounts.

4.
Properties and equipment:

Properties and equipment consist of the following:

	June 30, 2024	December 31, 2023

Land and land improvements on lease or held for lease	$4,439,000	$4,439,000
Building and improvements, Steeple Street (Note 7)	2,582,000	2,582,000
	7,021,000	7,021,000
Less accumulated depreciation:
Land improvements on lease or held for lease	93,000	93,000
Steeple Street (Note 7)	473,000	430,000
	566,000	523,000

	$6,455,000	$6,498,000

5.
Liabilities, other:

Liabilities, other consist of the following:

	June 30, 2024	December 31, 2023
Accrued professional fees	$177,000	$157,000
Deposits and prepaid rent	192,000	146,000
Other	51,000	27,000
	$420,000	$330,000

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

7.
Description of leasing arrangements:

Long-term land leases:

Through June 30, 2024 the Company had entered into nine long-term land leases, eight of which have completed construction of improvements thereon. The Company’s leases generally have a term of 99 years or more, are triple net and provide for periodic rent adjustments of various types depending on the particular lease, and otherwise contain terms and conditions normal for such instruments.

Under the eight land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and must pay real property taxes assessed on land and improvements. Accordingly, real property taxes payable by the tenants are excluded from both leasing revenues and leasing expenses on the accompanying condensed consolidated statements of income and shareholders’ equity. For the three and six months ended June 30, 2024 and 2023, real property taxes attributable to the Company’s land under lease totaled $236,000 and $472,000, respectively.

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

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $34,000 and $60,000 for the three and six months ended June 30, 2024 and 2023, respectively.

Tri-State Displays Inc. leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2053. The Lamar lease provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1 (each 12-month period a “Lease Year”), Lamar must pay to the Company within thirty days after the close of the Lease Year, 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such Lease Year, reduced by the sum of (a) commissions paid to unrelated third parties and (b) base rent paid to the Company for each leased billboard location. Leasing revenue includes $147,000 and $189,000 for both the three and six months ended June 30, 2024 and 2023, respectively, related to this agreement.

Parking lease:

The Company leases the undeveloped parcels of land in the Capital Center area (other than Parcel 6C) and Parcel 20 for public parking purposes to Metropark under a ten-year lease (the “Parking Lease”). The Parking Lease is cancellable as to all or any portion of the leased premises at any time on thirty days’ written notice in order for the Company or any new tenant of the Company to develop all or any portion of the leased premises. The Parking Lease provides for contingent rentals (based on a fixed percentage of gross revenue in excess of the base rent). There was no contingent rent for the three and six months ended June 30, 2024 and 2023.

The COVID-19 pandemic had an adverse impact on Metropark’s parking operations as the move by many companies to a hybrid workplace model (one that mixes in-office and remote work) resulted in lower demand for parking spaces. From June 2020 through December 31, 2023 revenue was recognized on a cash basis with the difference between the regularly scheduled rental payments and amounts paid ("deferred rent") recorded as an accounts receivable and was fully reserved. At June 30, 2023 the receivable from Metropark was $1,090,000 and was fully reserved.

Effective January 1, 2024, the Company entered into a Second Amendment to its Lease Agreement whereby Metropark agreed to return to a fixed monthly rental payment of $57,000 per month subject to adjustment in accordance with the Lease Agreement. Additionally, the Company and Metropark settled the Company’s claim for deferred rent for all prior periods which amounted to $1,127,000 (fully reserved by the Company) for $150,000 payable by Metropark in twenty (20) equal quarterly installments commencing on April 1, 2024 together with interest on the unpaid balance in the amount of 4.73% per annum. At June 30, 2024 and December 31, 2023, Prepaid and other includes $142,500 and $150,000, respectively, related to this settlement.

For the three and six months ended June 30, 2024 , revenue from Metropark was $171,000 and $342,000, respectively, and $151,000 and $283,000 for the same periods in 2023 and is included in revenue on the accompanying consolidated statement of income.

Historically, the Company has made financial statement disclosure of the excess of straight-line rentals over contractual payments and its determination of collectability of such excess. To the extent the Company determines that, with respect to any of its leases, the excess of straight-line rentals over contractual payments is not collectible, such excess is not recognized as revenue. Consistent with prior conclusions, the Company has determined that, at this time, the excess of straight-line rentals over contractual payments is not probable of collection. Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of June 30, 2024 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $94,395,000.

8.
Income taxes, continuing operations:

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences for continuing operations which give rise to deferred tax assets and liabilities are as follows:

	June 30, 2024	December 31, 2023
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$364,000	$364,000
Accounts receivable	55,000	52,000
Insurance premiums and accrued leasing revenues	29,000	49,000
	448,000	465,000
Gross deferred tax assets:
Prepaid rent	(52,000)	(40,000)
Accounts payable and accrued expenses	(62,000)	(49,000)
Accrued property taxes	(92,000)	(92,000)
	(206,000)	(181,000)
	$242,000	$284,000

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

As part of the Terminal Sale Agreement, the Company agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank leak which allowed the escape of a small amount of fuel oil. The Company continues the remediation activities set forth in the Remediation Action Work Plan (“RAWP”) filed with the Rhode Island Department of Environmental Management (“RIDEM”). The estimated future cost associated with the remediation is $379,000 and is reported separately on the consolidated balance sheets as liability associated with discontinued operations. Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s condensed consolidated statements of income as gain or loss from sale of discontinued operations.

The Terminal Sale Agreement also contained a cost sharing provision for the breasting dolphin whereby any construction costs incurred more than the contract cost of construction would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate, subject to a sharing arrangement. In November 2019, Sprague asserted that it was owed $427,000 and the Company asserted that its obligation under the Agreement cannot exceed $104,000. Mediation efforts were unsuccessful and in July 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court (Superior Court) seeking monetary damages of $427,000, interest and attorney’s fees ("Sprague Litigation"). In December 2022, the Superior Court denied Sprague’s Motion for Summary Judgment filed in September 2022 and granted in part and denied in part the Company’s Cross Motion for Summary Judgment also filed in September 2022. The matter went to trial before a Superior Court judge in May 2024. Post-trial briefs were due July 25, 2024. A decision is expected to be rendered before the end of 2024.

Loss on sale of discontinued operations on the condensed consolidated statements of income and shareholders’equity includes legal and professional fees related to the Sprague Litigation of $281,000 and $351,000 for the three and six months ended June 30, 2024, respectively and $25,000 in each of the same periods for 2023.

10.
Subsequent events:

At its July 31, 2024 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on August 16, 2024, payable August 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the excess of straight-line over contractual rents when due over the terms of the long-term leases; tenant default under one or more of the leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; cyber penetrations; the long-term impact of the hybrid workplace model on future development, existing tenants and parking operations, and the Company's financial performance; and exposure to remediation and other costs associated with its former operation of the petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

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

Cash and cash commitments:

At June 30, 2024, the Company had cash and cash equivalents of $847,000. In addition to these funds, the Company has $1,265,000 invested in U.S. Treasury securities that yield 5.08% and mature in September 2024. The Company and its subsidiary each maintain checking accounts and a money market account in one bank, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

To date, all tenants have paid their monthly rent in accordance with their lease agreements.

The Terminal Sale Agreement and related documentation provides that the Company is required to secure an approved remediation plan and to remediate contamination caused by a leak in 1994 from a storage tank at the Terminal. At June 30, 2024, the Company’s accrual for the remaining cost of remediation was $387,000 of which $36,000 is expected to be incurred during the balance of 2024. Any subsequent increases or decreases to the expected cost of remediation will be recorded in gain (loss) on sale of discontinued operations, net of taxes.

The Terminal Sale Agreement also contained a cost sharing provision for a breasting dolphin whereby any construction costs in excess of the contract cost of construction would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate subject to the sharing arrangement. In November 2019, Sprague asserted that it was owed $427,000 and the Company asserted that its obligation under the Agreement could not exceed $104,000. Mediation efforts were unsuccessful and in July 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court (Superior Court) seeking monetary damages of $427,000, plus interest and attorney’s fees. In December 2022, the Superior Court denied Sprague’s Motion for Summary Judgment filed in September 2022 and granted in part and denied in part the Company’s Cross Motion for Summary Judgment also filed in September 2022. The matter went to trial before a Superior Court judge in May 2024. Post-trial briefs have been filed and the Company anticipates that a decision will be rendered before the end of 2024.

Loss on sale of discontinued operations on the condensed consolidated statements of income and shareholders’equity includes legal and professional fees related to the Sprague Litigation of $281,000 and $351,000 for the three and six months ended June 30, 2024, respectively and $25,000 in each of the same periods for 2023 related to the Sprague litigation.

The declaration of future dividends will depend on future earnings and financial performance.

3.
Results of operations:

Three months ended June 30, 2024 compared to three months ended June 30, 2023:

Revenue increased $2,000 from 2023 and consists of increased revenue from Metropark ($20,000), scheduled rent increases ($8,000) and other sources of revenue ($11,000) offset by a net decline in rent from Lamar caused by decreased contingent rent ($37,000).

Operating expenses increased $20,000 due principally to repair and maintenance costs, professional fees related to the Company's billboard operations and increased insurance costs.

General and administrative expense increased $2,000 due principally to an increase in payroll and payroll related costs.

Six months ended June 30, 2024 compared to six months ended June 30, 2023:

Leasing revenue increased $93,000 from 2023, due principally to Metropark ($59,000), scheduled rent increases and contingent rent associated with our land leases ($37,000) along with an increase in other revenue ($29,000) offset by a decline in contingent rent from Lamar ($32,000).

Operating expenses increased $54,000 due to professional fees associated with billboard operations ($34,000), increased insurance costs ($10,000) and repairs and maintenance ($12,000) offset by a decline in other operating expenses ($2,000).

General and administrative expense increased $18,000 due principally to increased payroll and payroll related costs.

For the six months ended June 30, 2024 and 2023, the Company’s effective income tax rate is approximately 27% of income before income taxes.

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
(ii) First Amendment dated January 1, 2018 (incorporated by reference to Exhibit 10(a)(ii) to the registrant's report on Form 10Q for the quarter ended March 31, 2024)

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

(iv) Second Amendment dated January 9, 2024 (incorporated by reference to Form 8-K filed January 10, 2024)

(b) Loan Agreement between Bank Rhode Island and the Company:
(i) Loan Agreement dated March 30, 2021 (incorporated by reference to the registrant's Form 8K dated March 31, 2021).
(ii) Loan Agreement dated February 29, 2024 (incorporated by reference to Exhibit 10(b)(ii) to the registrant's report on Form 10Q for the quarter ended March 31, 2024)

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2024, filed with the Securities and Exchange Commission on August 2, 2024 formatted in iXBRL(“Inline eXtensible Business Reporting Language”):

(i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023
(ii) Condensed Consolidated Statements of Income and Shareholders’ Equity for the Three and Six Months ended June 30, 2024 and 2023
(iii) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2024 and 2023
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

DATED: August 2, 2024