Form 10-K
period 2024-12-31
CAPITAL PROPERTIES INC /RI/
filed 2025-02-07
CIK 202947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the Class A voting stock held by non-affiliates of the Company was $18,700,000 which excludes voting stock held by directors, executive officers and holders of 5% or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of February 7, 2025, the Company had 6,599,912 shares of Class A Common Stock outstanding.

Auditor Firm Id:	577	Auditor Name:	Stowe & Degon, LLC	Auditor Location:	Westborough, MA, USA

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on April 30, 2025, are incorporated by reference into Part III of this Form 10-K.

CAPITAL PROPERTIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

FORWARD-LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the ability of the Company to generate adequate amounts of cash; the collectability of the excess of straight-line over contractual rent when due over the terms of the long-term leases; the commencement of additional long-term land leases; changes in economic conditions that may affect either the current or future development on the Company’s parcels; cyber-penetrations; the long-term impact of the hybrid workplace model on future development, existing tenants, parking operations and the Company’s financial performance, and exposure to remediation and other costs associated with its former ownership of a petroleum storage facility. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

Item 1. Business

Organizational History

The Company was organized as a business corporation under the laws of Rhode Island in 1983 as Providence and Worcester Company and is the successor by merger in 1983 to a corporation also named Providence and Worcester Company which was organized under the laws of Delaware in 1979. In 1984, the Company’s name was changed to Capital Properties, Inc.

Business:

The Company operates in one segment that consists principally of the leasing of Company-owned land in Capital Center (“Capital Center”) and property adjacent to Capital Center (Parcel 20) in downtown Providence, Rhode Island under long-term ground leases with terms of 99 years or more.* (Hereinafter, the land in Capital Center and Parcel 20 are referred to as parcels within the “Capital Center Area”). The Company owns approximately 18 acres in Capital Center consisting of 13 individual parcels. Capital Center (approximately 77 acres of land) is the result of a development project undertaken by the State of Rhode Island, the City of Providence, the National Railroad Passenger Corporation (“Amtrak”) and the Company during the 1980’s in which two rivers, the Moshassuck and the Woonasquatucket, were moved, Amtrak’s Northeast Corridor rail line was relocated, a new Amtrak/commuter railroad station was constructed and significant public improvements were made to improve pedestrian and vehicular traffic in the area. The Company has not acted, and does not intend to act, as a developer with respect to any Company-owned parcels.

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

Parcel 20

Parcel 20 consists of a parcel of land adjacent to the Capital Center, part of which is undeveloped and part of which contains a historic three/four-story 20,000 square foot building (the “Steeple Street Building”).

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

Billboard Lease

The Company, through its wholly-owned subsidiary Tri-State Displays, Inc. leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) under a lease which expires in 2057 (the “Lamar Lease”). All but one of these locations are controlled by the Company through permanent easements granted to the Company pursuant to an agreement between the Company and the Providence & Worcester Railroad Company (“Railroad”); the remaining location is leased by the Company from a third party whose lease provides for an option to extend the term through June 30, 2030.

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

A summary of the long-term leases is as follows:

Parcels in Capital Center Area
Parcel Number	Type of Building (s)	Building Gross Square Feet	Number of Residential Units	Term of Lease (Years)	Termination Date	Options to Extend Lease	2024 Annual Rent		Next Periodic Rent Adjustment	Annual Rent After Next Adjustment or Type of Next Adjustment

2	17-story & 19-story Residential and	307,000	193	103	2108	Two 75-Year	$609,000		2028	COLA
	13-story Office	325,000

3S	13-story Office	235,000		99	2087	None	$661,000		2029	Appraisal

5	8-story Residential	454,000	225	149	2142	None	$540,000	*	2033	Appraisal

6A	4-6 story Residential	120,000	96	99	2107	Two 50-Year	$394,000		2029	COLA

6B	2-6 story Residential	248,000	169	99	2107	Two 50-Year	$230,000		2029	COLA

7A	Underground Public Parking Garage		330 parking spaces	99	2104	Two 75-Year	$200,000		2027	COLA

8	4-story Office	114,000		99	2090	None	$290,000	*	2025	COLA

9	10-Story Office	210,000		149	2153	None	$397,000		2026	$417,000

Billboard Lease
NA	Billboard			39	2057	**	$1,068,000	***	2025	$1,097,000

COLA	Cost-of-living adjustment

*	Lease provides for rent participation (contingent rent) equal to 1% of Gross Revenue.
**	Lease term is extended for four (4) years if an electronic billboard is constructed on a leased location.
***	Lease provides for rent participation equal to 30% of Revenue, as defined in the agreement for each standard billboard and 20% of Revenue for each electronic billboard.

Major tenants:

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s leasing revenues for the years ended December 31, 2024 and 2023:

Parcel		2024	2023
NA	Lamar Outdoor Advertising, LLC:
	Contractual	$1,068,000	$1,043,000
	Contingent	147,000	188,000
		1,215,000	1,231,000
NA	Metropark:
	Contractual	684,000	576,000
	Settlement *		150,000
		684,000	726,000
Parcel 3S	1701 R.C. Sarasota Invest, LLC	661,000	618,000
Parcel 5	HGIT Center Place	647,000	641,000
Parcel 2	Waterplace Condominiums	609,000	574,000
		$3,816,000	$3,790,000

* See Note 7,"Description of leasing arrangements" in the accompanying Consolidated Financial Statements for further discussion.

Competition

The Company competes for tenants with other owners of undeveloped real property in downtown Providence. The Company maintains no listing of other competitive properties and will not engage in a competitive bid arrangement with proposed developers. The Company’s refusal to sell the land that it owns may restrict the number of interested developers.

Employees

As of December 31, 2024, the Company has two full-time and one part-time employee.

Environmental

Prior to February 2017, the Company operated a petroleum storage facility (“Terminal”) through two wholly owned subsidiaries. On February 10, 2017, the Terminal was sold to Sprague Operating Resources, LLC (“Sprague”) which resulted in the Terminal’s operations being classified as discontinued operations for all periods presented. As part of the Terminal Sale Agreement, the Company agreed to complete the environmental remediation and pay for the costs related to a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil. In February 2020, the Company filed a revised Remediation Action Work Plan (“RAWP”) with Rhode Island Department of Environmental Management (“RIDEM”) to incorporate technical details associated with the preferred remedial activities and to update the 2018 RAWP. During 2022, the remediation system was modified to address operational issues which impeded remediation activities. Throughout 2023, operational issues negatively affected system performance and it was determined continued operation of the system to recover oil was no longer feasible. In 2024 meetings were held with RIDEM to review system performance and it was agreed that an assessment to evaluate the stability of the oil in the ground ("plume stability") was warranted. The system was shut down in 2024 but not dismantled and minimal maintenance was provided. A revised RAWP is being prepared to set forth the criteria for demonstrating plume stability and eventual site closure. For the year ended December 31, 2024, the Company incurred costs of $59,000 which were charged against the environmental remediation accrual resulting in a liability of $343,000 at December 31, 2024. Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statements as gain or loss on sale of discontinued operations.

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

Management works primarily with third parties (principally professional services and consulting firms) to assist them in identifying, assessing, and managing cybersecurity risks. To operate its business, the Company utilizes certain third-party service providers to perform a variety of functions and seeks to engage reliable, reputable service providers that maintain cybersecurity programs. The Company is not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect it, including its business strategy, results of operations, or financial condition.

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

Item 2. Properties

The Company owns approximately 18 acres and a historic building in the Capital Center Area of Providence, Rhode Island. With the exception of Parcel 6C and Parcel 20 (the term of which will commence on the happening of certain events), all of the Company’s real property is leased either under long-term leases or short-term leases as more particularly described in Item 1, Business. The Company also owns or controls 23 locations in Rhode Island and Massachusetts on which 44 billboard faces have been constructed. All but one of these locations are owned by the Company under permanent easements from the Railroad; the remaining location is leased from an unrelated third party whose lease provides for an option to extend the term through June 30, 2030.

Item 3. Legal Proceedings

In connection with the sale of the Company’s petroleum storage terminal in 2017, the Company and Sprague entered into an agreement relating to the construction of a breasting dolphin pursuant to which any construction costs incurred in excess of the contract cost of the construction would be shared equally between the Company and Sprague subject to certain limitations. In November 2019, Sprague asserted that it was owed $427,000 and the Company asserted that its obligation under the Agreement could not exceed $104,000. Mediation efforts were unsuccessful and in July 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court (Superior Court) seeking monetary damages of $427,000, interest and attorney’s fees. In December 2022, the Superior Court denied Sprague’s Motion for Summary Judgment filed in September 2022 and granted in part and denied in part the Company’s Cross Motion for Summary Judgment also filed in September 2022. The matter went before the Superior Court in May 2024. On October 28, 2024, the Superior Court rendered its decision and found that the Company’s obligation with respect to the increased cost of constructing the breasting dolphin is $104,000. On January 24, 2025 the Superior Court entered judgment for Sprague in the amount of $173,000 which includes, as required by law, prejudgment interest at 12% per annum. The $173,000 judgment was paid on January 29, 2025. The Company does not intend to appeal unless Sprague files an appeal.

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

	Trading Prices		Dividends
	High	Low	Declared

2024
1st Quarter	$12.00	$10.30	$0.07
2nd Quarter	10.93	10.05	0.07
3rd Quarter	10.51	9.88	0.07
4th Quarter	10.95	9.85	0.07

2023
1st Quarter	$12.20	$10.55	$0.07
2nd Quarter	12.00	10.70	0.07
3rd Quarter	13.00	11.12	0.07
4th Quarter	12.52	11.35	0.07

At February 7, 2025, there were 315 holders of record of the Company’s Class A Common Stock.

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

1.
Overview:

Critical accounting estimates:

The Securities and Exchange Commission (“SEC”) has issued guidance for the disclosure of “critical accounting estimates.” The SEC defines such estimates as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

The number of years remaining on the Company’s leases range from thirty-two (32) years to one hundred twenty nine (129) years with total rents yet to be collected from tenants (without regard to CPI and appraisal adjustments) under the lease ranging from $18.9 million to $363.0 million. Given the length of the remaining lease term and the magnitude of the amount yet to be collected, along with the consideration of other factors, the Company has concluded that the remaining stream of lease payments is not probable of collection and as such, reports lease revenue based on the contractual amount paid.

2.
Liquidity and capital resources:

Historically, the Company generates adequate liquidity to fund its operations.

Cash and cash commitments:

The Company had cash and cash equivalents of $850,000 and $652,000 at December 31, 2024 and 2023, respectively, inclusive of a money market account totaling $761,000 and $461,000 in each of the aforementioned years. Additional sources of funds to fund operations include investments that mature in March 2025 totaling $1,294,000 along with a $2,000,000 unused line of credit (see Note 6 in the accompanying Consolidated Financial Statements). The Company and its subsidiary each maintain checking accounts and one money market account in a financial institution which is insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company periodically evaluates the financial stability of the financial institutions at which the Company’s funds are held.

Under the terms of each applicable long-term land lease, the contractual adjustments for the last two years were:

Parcel Number	Monthly Increase	Effective Date of Increase	Type of Adjustment

Parcel 2	$8,847	May 1, 2023	COLA
Parcel 3S	$14,236	October 1, 2024	5% compounded annually for 5 years
Parcel 6A	$4,589	July 1, 2024	COLA, limited to maximum of 15%
Parcel 6B	$2,677	July 1, 2024	COLA, limited to maximum of 15%

Through February 7, 2025 all tenants have paid their monthly rent in accordance with their lease agreements.

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

In January 2024, the Company entered into a Second Amendment to its Lease Agreement whereby Metropark agreed to return to a fixed monthly rental payment of $57,000 per month effective January 1, 2024 subject to adjustment in accordance with the Lease Agreement. Additionally, the Company and Metropark settled the Company’s claim for deferred rent for all prior periods which amounted to $1,127,000 (fully reserved on the Company’s books) for $150,000 payable by Metropark in twenty (20) equal quarterly installments commencing on April 1, 2024 together with interest on the unpaid balance in the amount of 4.73% per annum. At December 31, 2024 and 2023, $128,000 and $150,000, respectively related to this settlement is included in Prepaid and other in the accompanying consolidated balance sheets and $150,000 is included in Leasing revenue in the accompanying statements of income and retained earnings in 2023.

The Terminal Sale Agreement and related documentation provides that the Company is required to secure an approved remediation plan and to remediate contamination caused by a leak in 1994 from a storage tank at the Terminal. At December 31, 2024, the Company’s accrual for the remaining cost of remediation was $343,000 of which $114,000 is expected to be expended in 2025. The Terminal Sale Agreement also contained a cost sharing provision for a breasting dolphin whereby any construction costs in excess of the contract cost of construction would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate subject to the sharing arrangement. In November 2019, Sprague asserted that it was owed $427,000 and the Company asserted that its obligation under the Agreement could not exceed $104,000. Mediation efforts were unsuccessful and in July 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court (Superior Court) seeking monetary damages of $427,000, plus interest and attorney’s fees. In December 2022, the Superior Court denied Sprague’s Motion for Summary Judgment filed in September 2022 and granted in part and denied in part the Company’s Cross Motion for Summary Judgment also filed in September 2022. The matter went to trial before the Superior Court in May 2024. On October 28, 2024, the Superior Court rendered its decision and found that the Company’s obligation with respect to the increased cost of constructing the breasting dolphin is $104,000. On January 24, 2025 the Superior Court entered judgment for Sprague in the amount of $173,000 which includes, as required by law, prejudgment interest at 12% per annum. The $173,000 judgment was paid on January 29, 2025. The Company does not intend to appeal unless Sprague files an appeal. At December 31, 2024 and 2023 Liabilities, other includes $173,000 and $104,000, respectively, related to this matter. See Note 9, “Discontinued operations and environmental incident” in the accompanying Consolidated Financial Statements.

In 2024, the Company declared and paid dividends of $1,848,000 or $0.28 per share.

The declaration of future dividends will depend on future earnings and financial performance.

3.
Results of operations:

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023:

Leasing revenue increased $101,000 from 2023 due principally to a net increase in rent (contractual and contingent) from tenants ($122,000) and an increase in other revenue of $21,000, offset by a net decrease in revenue from Metropark ($42,000) as 2023 included the settlement of $150,000 for rent that was deferred during the COVID-19 pandemic.

Operating expenses increased $67,000 in 2024 due principally to professional fees associated with billboard operations ($62,000) offset by a decrease in property taxes ($53,000) attributable to the adjustment of the property tax accrual for an over accrual in a prior year. The remaining net increase of $58,000 results from an increase in repairs and maintenance ($29,000) along with a general increase in other costs ($29,000).

General and administrative expense increased $52,000 due principally to an increase in payroll and payroll related costs ($72,000) offset by a net decrease in other general and administrative expenses ($20,000).

For the years ended December 31, 2024 and 2023, the Company’s effective income tax rate from continuing operations is 27%.

Item 8. Financial Statements and Supplementary Data

CAPITAL PROPERTIES, INC. AND SUSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Capital Properties, Inc.

Providence, Rhode Island

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capital Properties, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income and retained earnings, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company derives revenue from long-term leases with original terms ranging from 30 years to 149 years. Effective January 1, 2019 the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, and elected the “package of practical expedients” which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification, and initial indirect costs and determined that all pre-existing leases were properly accounted for as operating. The long-term leases contain periodic rent increases based on either a specific percentage, market appraisals, changes in the consumer price index or combination thereof. In accordance with generally accepted accounting principles, lease income should be recognized on a straight-line basis. Where straight-line income exceeds the actual contractual payments (the “Excess”), the Excess should only be recognized to the extent it is collectable. In accordance with ASC 842, if collectability of the lease payments is not probable, lease income shall be limited to the lesser of the income that would be recognized in accordance with ASC 842 (straight-line basis) or the actual lease payment, including variable payments that have been collected from the lessee. The Company evaluates the entire stream of remaining lease payments on a lease-by-lease basis. Analysis of collectability from the lessee (tenant) is subjective and complex and is dependent on many factors including historical experience and the creditworthiness of the tenant. The creditworthiness of the tenant can, and often is, significantly influenced by major factors including the creditworthiness of multiple sub-tenants. The inability to access reliable credit information on all parties impacting the probability of collection creates a collectability constraint. Management updates its collectability analysis of long-term leases annually and has determined that collection of the entire remaining stream of remaining lease payments is not probable. Accordingly lease revenue, including variable payments, is recorded when received from the lessee.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the recognition of long-term lease revenue on a straight-line basis included the following, among others:

•
We inquired and obtained an understanding of the controls over lease revenue recognition, including management's analysis of and conclusions regarding collection probability.
•
We evaluated the application of the Company’s accounting policies in the context of the applicable accounting standards (ASC 842) as adopted on January 1, 2019.
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

Westborough, Massachusetts

February 7, 2025

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS

Properties and equipment (net of accumulated depreciation) (Note 4)	$6,412,000	$6,498,000
Cash and cash equivalents	850,000	652,000
Investments	1,294,000	1,244,000
Prepaid and other	390,000	387,000
Prepaid income taxes	11,000	57,000
Deferred income taxes, discontinued operations	94,000	109,000
	$9,051,000	$8,947,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Property taxes	$287,000	$340,000
Other	391,000	330,000
Deferred income taxes, net	284,000	284,000
Environmental remediation accrual, discontinued operations (Note 9)	343,000	402,000
	1,305,000	1,356,000

Shareholders’ equity:
Class A common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 6,599,912 shares	66,000	66,000
Capital in excess of par	782,000	782,000
Retained earnings	6,898,000	6,743,000
	7,746,000	7,591,000
	$9,051,000	$8,947,000

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Years ended December 31,
	2024	2023

Leasing revenue	$5,626,000	$5,525,000

Expenses:
Operating	949,000	882,000
General and administrative	1,446,000	1,394,000
	2,395,000	2,276,000

Income from continuing operations before income taxes	3,231,000	3,249,000

Income tax expense:
Current	892,000	885,000
Deferred	-	13,000
	892,000	898,000

Income from continuing operations	2,339,000	2,351,000

Loss on sale of discontinued operations, net of tax (Note 9)	(336,000)	(24,000)

Net income	2,003,000	2,327,000
Retained earnings, beginning	6,743,000	6,264,000
Dividends on common stock based on 6,599,912 shares outstanding	(1,848,000)	(1,848,000)
Retained earnings, ending	$6,898,000	$6,743,000
Basic income (loss) per common share based upon 6,599,912 shares outstanding:
Continuing operations	$0.35	$0.35
Discontinued operations	(0.05)	(0.00)
Total basic income per common share	$0.30	$0.35

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2024	2023
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$2,339,000	$2,351,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation	86,000	86,000
Deferred income taxes	-	13,000
Changes in assets and liabilities:
Prepaid income taxes	46,000	(36,000)
Prepaid and other	(3,000)	(163,000)
Property taxes	(53,000)	80,000
Other	61,000	(36,000)
Net cash provided by operating activities, continuing operations	2,476,000	2,295,000

Cash flows from investing activities:
Investments:
Purchase	(1,294,000)	(1,244,000)
Maturity	1,244,000	-
Net cash used in investing activities, continuing operations	(50,000)	(1,244,000)
Discontinued operations:
Loss of sale of discontinued operation	(336,000)	(24,000)
Adjustment to loss on sale of discontinued operation, deferred income taxes	15,000	1,000
Cash used to settle obligations	(59,000)	(4,000)
	(380,000)	(27,000)
Net cash (used in) investing activities	(430,000)	(1,271,000)

Cash flows from financing activities, payment of dividends	(1,848,000)	(1,848,000)

Increase (decrease) in cash and cash equivalents	198,000	(824,000)
Cash and cash equivalents, beginning	652,000	1,476,000
Cash and cash equivalents, ending	$850,000	$652,000

Supplemental disclosures:
Cash paid for income taxes	$704,000	$913,000

See accompanying notes to Consolidated Financial Statements.

CAPITAL PROPERTIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

1.
Description of business:

Capital Properties, Inc. and its wholly-owned subsidiary, Tri-State Displays, Inc. (collectively “the Company”) operate in a single segment that consists of the long-term leasing of certain of its real estate interests in the Capital Center area in downtown Providence, Rhode Island (upon the commencement of which the tenants have been required to construct buildings thereon, with the exception of the parking garage and Parcel 20) and the leasing of locations along interstate and primary highways in Rhode Island and Massachusetts to Lamar Outdoor Advertising, LLC (“Lamar”) on which Lamar has constructed outdoor advertising boards. The Company anticipates that the future development of its remaining properties in the Capital Center area will consist primarily of long-term ground leases. Pending this development, the Company leases these undeveloped parcels (other than Parcel 6C) for public parking to Metropark, Ltd.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents include money market accounts totaling $761,000 and $461,000, at December 31, 2024 and 2023, respectively. The Company and its subsidiary each maintain a checking account and one money market account in a bank, all of which are insured by the Federal Deposit Insurance Corporation to a maximum of $250,000. The Company has not experienced any losses in such accounts.

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

Certain of the Company’s long-term leases (land and billboard) provide for presently known scheduled rent increases over the remaining terms (32 to 129 years). The Company follows GAAP in accounting for leases whereby revenue is recognized on the straight-line basis over the terms of the leases when management is able to conclude that all remaining lease payments are collectable. To date, management has recognized revenue on a contractual basis as it has been unable to conclude that the remaining lease payments are realizable (collectable) due to the magnitude of the remaining lease payments to be collected, the length of the lease terms and other related uncertainties.

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

Recently issued accounting pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"). This update provides, among other things, enhanced segment disclosure requirements including disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard during the fiscal year ended December 31, 2024. Other than additional disclosure, the Company did not have a change to its condensed consolidated financial statements upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU is expected to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities on an annual basis to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting guidance, which would be applicable to fiscal year 2025.

In November 2024, the FASB issued ASU 2024-03, Income Statement- Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new tabular disclosures in the notes to consolidated financial statements, disaggregating certain cost and expense categories within relevant captions on the Consolidated Statements of Operations. The prescribed cost and expense categories requiring disaggregated disclosures include purchases of inventory, employee compensation, depreciation and intangible asset amortization, along with certain other expense disclosures already required by U.S. GAAP that would need to be integrated within the new tabular disaggregated expense disclosures. Additionally, the amendments also require the disclosure of total selling expenses and an entity's definition of those expenses. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, which for the Company would be applicable to fiscal year 2027, and for subsequent interim periods. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the new accounting standard will have on its expense disclosures in the notes to the consolidated financial statements

3.
Investments:

Investments consist of U.S. Treasury securities that yield 4.86% and mature in March 2025. The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with ASC 320 Investments - Debt and Equity Securities. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

4.
Properties and equipment:

Properties and equipment consist of the following:

	Estimated Useful	December 31,
	Life in Years	2024	2023

Land and land improvements on lease or held for lease		$4,439,000	$4,439,000
Building and improvements, Steeple Street (Note 7)	30	2,582,000	2,582,000
		7,021,000	7,021,000
Less accumulated depreciation:
Land improvements on lease or held for lease		93,000	93,000
Steeple Street property (Note 7)		516,000	430,000
		609,000	523,000
		$6,412,000	$6,498,000
5.
Liabilities, other:

Liabilities, other consist of the following:

	December 31,
	2024	2023
Sprague judgment and prejudgment interest	$173,000	$104,000
Deposits and prepaid rent	135,000	146,000
Other	83,000	80,000
	$391,000	$330,000

6.
Note Payable - Revolving Credit Line:

The Company entered into a financing agreement (“Agreement”) with BankRI that provides for a revolving line-of-credit (the “Line”) with a maximum borrowing capacity of $2,000,000 through March 2027. Amounts outstanding under the Agreement bear interest at the one month Chicago Mercantile Exchange ("CME") Secured Overnight Financing Rate ("SOFR") plus 200 basis points. Borrowings under the Line are secured by a First Mortgage on Parcel 5 in the Capital Center District in Providence, Rhode Island (the “Property”). The Line requires the maintenance of a debt service coverage ratio of not less than 1.25 to 1.0 on the Property and 1.20 to 1.0 for the Company. The Agreement contains other restrictive covenants, including, among others, a $250,000 limitation on the purchase of its outstanding capital stock in any twelve-month period. No advances have been made under the Line.

7.
Description of leasing arrangements:

Long-term land leases:

Through December 31, 2024 the Company had entered into eight long-term land leases, all of which have completed construction of improvements thereon. The leases generally have a term of 99 years or more, are triple net, and provide for periodic adjustment in rent of various types depending on the particular lease and otherwise contain terms and conditions normal for such instruments.

Under the eight land leases, the tenants may negotiate tax stabilization treaties or other arrangements, appeal any changes in real property assessments, and must pay real property taxes assessed on land and improvements under these arrangements. Accordingly, real property taxes payable by the tenants are excluded from leasing revenues and leasing expenses on the accompanying consolidated statements of income and retained earnings. For each of the years ended December 31, 2024 and 2023, the real property taxes attributable to the Company’s land under leases, exclusive of Parcel 2 which is a condominium, were $944,000.

Under two of the long-term land leases, the Company receives contingent rentals (based on a fixed percentage of gross revenue received by the tenants) which totaled $123,000 and $118,000 for the years ended December 31, 2024 and 2023, respectively.

On January 25, 2024, the Company entered into a long-term ground lease of Parcel 20. Under the terms of the lease, tenant's possession will not occur until such time as the tenant has received all necessary approvals for construction of not less than

100,000 square feet of mixed use improvements. Prior to transfer of possession, no rent is being paid by the tenant and the Company receives all rents from existing tenants and parking lease revenue and remains responsible for all expenses, including real estate taxes, related to Parcel 20. Following tenant's possession, tenant is obligated to pay ground rent for the parcel and to purchase the historic building presently located on the premises for an additional amount payable monthly over twenty years. At December 31, 2024, the Parcel 20 lease has not yet commenced.

Property tax expense associated with the Company's parcels that are available for lease are included in operating expenses on the accompanying consolidated statements of income and retained earnings and are $521,000 (inclusive of a $53,000 reduction due to a prior year over accrual) for the year ended December 31, 2024 and $574,000 in 2023.

Lamar lease:

Tri-State Displays, Inc., leases 23 outdoor advertising locations containing 44 billboard faces along interstate and primary highways in Rhode Island and Massachusetts to Lamar under a lease which expires in 2057. The Lamar lease provides, among other things, for the following: (1) the base rent will increase annually at the rate of 2.75% for each leased billboard location on June 1 of each year, and (2) in addition to base rent, for each 12-month period commencing each June 1, Lamar must pay to the Company within thirty days after the close of the lease year 30% of the gross revenues from each standard billboard and 20% of the gross revenues from each electronic billboard for such 12-month period, reduced by the sum of (a) commissions paid to third parties and (b) base monthly rent for each leased billboard display for each 12-month period. For the lease years ended May 31, 2024 and 2023, the percentage rent totaled $147,000 and $188,000, respectively, which amounts are included in Leasing revenue on the accompanying consolidated statements of income and retained earnings for the years ended December 31, 2024 and 2023.

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

On January 9, 2024, the Company entered into a Second Amendment to its Lease Agreement whereby Metropark agreed to return to a fixed monthly rental payment of $57,000 per month effective January 1, 2024 subject to adjustment in accordance with the Lease Agreement. Additionally, the Company and Metropark settled the Company’s claim for deferred rent for all prior periods which amounted to $1,127,000 (fully reserved on the Company’s books) for $150,000 payable by Metropark in twenty (20) equal quarterly installments commencing on April 1, 2024 together with interest on the unpaid balance in the amount of 4.73% per annum. At December 31, 2024 and 2023, $128,000 and $150,000, respectively, related to this settlement is included in Prepaid and other in the accompanying consolidated balance sheets and $150,000 is included in Leasing revenue in the accompanying statements of income and retained earnings in 2023.

Minimum future contractual rental payments, inclusive of presently known scheduled rent increases to be received from non-cancellable long-term leases as of December 31, 2024 are:

Year ending December 31,
2025	$4,600,000
2026	4,646,000
2027	4,682,000
2028	4,714,000
2029	4,780,000
2030-2153	759,669,000
$783,091,000

Consistent with prior conclusions, the Company has determined that, at this time, the excess of straight-line rentals over contractual payments is not probable of collection. Accordingly, the Company has not included any part of that amount in revenue. As a matter of information only, as of December 31, 2024 the excess of straight-line rentals (calculated by excluding variable payments) over contractual payments was $96,062,000.

In the event of tenant default, the Company has the right to reclaim its leased land together with any improvements thereon, subject to the right of any leasehold mortgagee to enter into a new lease with the Company with the same terms and conditions as the lease in default.

The following table sets forth those major tenants whose revenues exceed 10 percent of the Company’s revenues for the years ended December 31, 2024 and 2023:

	2024	2023
Lamar Outdoor Advertising, LLC:
Contractual	$1,068,000	$1,043,000
Contingent	147,000	188,000
	1,215,000	1,231,000
Metropark:
Contractual	684,000	576,000
Settlement	-	150,000
	684,000	726,000
1701 R.C. Sarasota Invest, LLC	661,000	618,000
HGIT Center Place	647,000	641,000
Waterplace Condominiums	609,000	574,000
	$3,816,000	$3,790,000

8.
Income taxes, continuing operations:

For the years ended December 31, 2024 and 2023, income tax expense from continuing operations is comprised of the following components:

	2024	2023
Current:
Federal	$645,000	$637,000
State	247,000	248,000
	892,000	885,000
Deferred:
Federal	-	8,000
State	-	5,000
	-	13,000
	$892,000	$898,000

For the years ended December 31, 2024 and 2023, a reconciliation of the income tax provision from continuing operations as computed by applying the United States income tax rate of 21% to income before income taxes is as follows:

	2024	2023
Computed "expected" tax	$679,000	$676,000
Increase in "expected" tax resulting from state income tax, net of federal income tax benefit	205,000	198,000
Nondeductible expenses and other	8,000	24,000
	$892,000	$898,000

Deferred income taxes are recorded based upon differences between financial statement and tax basis amounts of assets and liabilities. The tax effects of temporary differences from continuing operations which give rise to deferred tax assets and liabilities were as follows:

	2024	2023
Gross deferred tax liabilities:
Property having a financial statement basis in excess of tax basis	$364,000	$364,000
Accounts receivable	57,000	52,000
Insurance premiums and accrued leasing revenues	46,000	49,000
	467,000	465,000
Gross deferred tax assets:
Prepaid rent	(36,000)	(40,000)
Accounts payable and accrued expenses	(69,000)	(49,000)
Accrued property taxes	(78,000)	(92,000)
	(183,000)	(181,000)
	$284,000	$284,000

9.
Discontinued operations and environmental incident and subsequent event:

Prior to February 2017, the Company operated a petroleum storage facility (“Terminal”) through two of its wholly owned subsidiaries. On February 10, 2017, the Terminal was sold to Sprague Operating Resources, LLC (“Sprague”). In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the Terminal is accounted for as a discontinued operation.

As part of the Terminal Sale Agreement, the Company agreed to retain and pay for the environmental remediation costs associated with a 1994 storage tank fuel oil leak which allowed the escape of a small amount of fuel oil. For the year ended December 31, 2023, the Company incurred costs of $79,000 of which $4,000 was charged against the environmental remediation accrual resulting in a liability of $402,000 at December 31, 2023 with the balance charged to other liabilities. Throughout 2023, operational issues negatively affected system performance and it was determined continued operation of the system to recover oil was no longer feasible. In 2024 meetings were held with RIDEM to review system performance and it was agreed that an assessment to evaluate the stability of the oil in the ground ("plume stability") was warranted. The system was shut down in 2024 but not dismantled and minimal maintenance was provided. A revised RAWP is being prepared to set forth the criteria for demonstrating plume stability and eventual site closure. For the year ended December 31, 2024, the Company incurred costs of $59,000 which was charged against the environmental remediation accrual resulting in a liability of $343,000 at December 31, 2024. Any subsequent increases or decreases to the expected cost of remediation will be recorded in the Company’s consolidated income statements as gain or loss on sale of discontinued operations.

The Terminal Sale Agreement also contained a cost sharing provision for the breasting dolphin whereby any construction costs incurred more than the contract cost of construction would be borne equally by Sprague and the Company subject to certain limitations, including, in the Company’s opinion, a 20% cap on the increase from the initial estimate, subject to a sharing arrangement. In November 2019, Sprague asserted that it was owed $427,000 and the Company asserted that its obligation under the Agreement cannot exceed $104,000. Mediation efforts were unsuccessful and in July 2021, Sprague commenced an action against the Company in the Rhode Island Superior Court (Superior Court) seeking monetary damages of $427,000, interest and attorney’s fees. In December 2022, the Superior Court denied Sprague’s Motion for Summary Judgment filed in September 2022 and granted in part and denied in part the Company’s Cross Motion for Summary Judgment also filed in September 2022. The matter went to trial before the Superior Court in May 2024. On October 28, 2024, the Superior Court rendered its decision and found that the Company’s obligation with respect to the increased cost of constructing the breasting dolphin is $104,000. On January 24, 2025 the Superior Court entered judgment for Sprague in the amount of $173,000 which includes, as required by law, prejudgment interest at 12% per annum. The $173,000 judgment was paid on January 29, 2025. The Company does not intend to appeal unless Sprague files an appeal. At December 31, 2024 and 2023 Liabilities, other includes $173,000 and $104,000, respectively, related to this matter.

For the years ended December 31, 2024 and 2023 loss from discontinued operations includes legal costs associated with the Sprague litigation of $393,000 and $30,000 respectively, and in 2024, prejudgment interest of $69,000 all of which are net of an income tax benefit of $126,000 and $6,000 for the same periods.

10.
Segment information:

As the Company operates solely within the leasing industry, it constitutes a single reportable segment, with all revenues, operating expenses and assets attributable to this segment reflected in the consolidated financial statements. The Company’s chief operating decision maker (CODM), Robert H. Eder, Chairman/President evaluates performance based on the consolidated results.

The following information is used by the CODM for making operating decisions and assessing the performance of the leasing segment:

	2024	2023
Revenues:
Long-term land leases:
Contractual	$3,322,000	$3,200,000
Contingent	123,000	118,000
Billboard leases:
Contractual	1,068,000	1,043,000
Contingent	147,000	188,000
Short-term leases:
Contractual	870,000	899,000
Interest income	96,000	77,000
	5,626,000	5,448,000

Property tax expense	$521,000	$574,000

Income from continuing operations	$2,339,000	$2,351,000

Assets	$9,051,000	$8,947,000

11.
Subsequent event:

At its January 29, 2025 regularly scheduled quarterly Board meeting, the Board of Directors voted to declare a quarterly dividend of $.07 per share for shareholders of record on February 2, 2024, payable February 21, 2025.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “2013 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2024.

Based on this assessment, the principal executive officer and principal financial officer believe that as of December 31, 2024, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “2013 Internal Control-Integrated Framework.”

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2025 Annual Meeting of Shareholders to be filed with the SEC.

The following are the executive officers of the Registrant:

Name	Age	Office Held at Capital Properties, Inc.	Date of First Election to Office
Robert H. Eder	92	Chairman/President	1995
Susan R. Johnson	65	Treasurer	2017
Stephen J. Carlotti	82	Secretary	1998

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

The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the Sections entitled “Election of Directors” and “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

(iii) Second Amendment dated January 9, 2024 (incorporated by reference to Exhibit 10 to the registrant's annual report on Form 10K for the year ended December 31, 2023).

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 7, 2025, formatted in Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

(i) Consolidated Balance Sheets as of December 31, 2024 and 2023

(ii) Consolidated Statements of Income and Retained Earnings for the Years ended December 31, 2024 and 2023

(iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2024 and 2023

(iv) Notes to Consolidated Financial Statements.

104		The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL.

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

DATED: February 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Robert H. Eder	February 7, 2025
Robert H. Eder
Chairman/President, Director and
Principal Executive Officer

/s/ Susan R. Johnson	February 7, 2025
Susan R. Johnson
Treasurer, Principal Financial Officer
and Principal Accounting Officer

/s/ Daniel T. Noreck	February 7, 2025
Daniel T. Noreck
Director

/s/ Steven G. Triedman	February 7, 2025
Steven G. Triedman
Director